Form 10-K405
period 1999-12-31
CONCENTRA OPERATING CORP
filed 2000-03-30
CIK 1098690

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                               ----------------

                                   FORM 10-K
             Annual Report Pursuant To Section 13 Or 15(d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

                       Commission File Number 001-15699

                               ----------------

                        Concentra Operating Corporation

            (Exact name of Registrant as specified in its charter)

                Nevada                                75-282260
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

5080 Spectrum Drive, Suite 400 -- West                  75001
                 Tower                               (Zip code)
            Addison, Texas
    (Address of principal executive
               offices)

                                (972) 364-8000
             (Registrant's telephone number, including area code)

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                   13% Series B Subordinated Notes Due 2009
               Guarantees of Senior Subordinated Notes Due 2009

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 15, 2000, the Registrant had outstanding an aggregate of 1,000 shares of its Common Stock, $.01 par value. The Registrant is a wholly-owned subsidiary of Concentra Managed Care, Inc., a Delaware corporation, which, as of March 15, 2000, had outstanding 25,672,748 shares of its Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        CONCENTRA OPERATING CORPORATION

                                   FORM 10-K
                      Fiscal Year Ended December 31, 1999

                                     INDEX

                                                                           Page
                                                                           ----
                                 PART I
Item 1 Business..........................................................    1
Item 2 Properties........................................................   24
Item 3 Legal Proceedings.................................................   24
Item 4 Submission of Matters to a Vote of Security Holders...............   24

                                 PART II
Item 5 Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................   24
Item 6 Selected Financial Data...........................................   24
Item 7 Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   25
Item 7A Quantitative and Qualitative Disclosures About Market Risk.......   37
Item 8 Financial Statements and Supplementary Data.......................   37
Item 9 Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................   37

                                PART III
Item 10 Directors and Executive Officers of the Registrant...............   38
Item 11 Executive Compensation...........................................   41
Item 12 Security Ownership of Certain Beneficial Owners and Management...   47
Item 13 Certain Relationships and Related Transactions...................   49

                                 PART IV
Item 14 Exhibits, Financial Statement Schedule, and Reports on Form 8-K..   51

                          FORWARD LOOKING INFORMATION

  This Report includes "forward-looking statements" including, in particular, the statements about our plans, strategies and prospects under the headings
Item 1. "Business--Risk Factors," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1. "Business." Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, we can give no assurance that we will achieve these plans, intentions or expectations. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Report are in this Report, including under the headings Item 1. "Business--Risk Factors," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1. "Business." These factors include:

  .  the effects of economic conditions;

  . the impact of competitive services and pricing, including through legislative reform;

  . changes in accounting standards and regulations affecting the workers' compensation, insurance and healthcare industries in general;

  .  customer demand;

  .  changes in costs; and

  . opportunities that others may present to us or that we may pursue, all of which are difficult to predict and beyond the control of management.

  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained throughout this Report. In light of these risks, uncertainties and assumptions, the forward-looking events we discuss in this Report might not occur.

                                    PART I

ITEM 1. BUSINESS

A. Description of Merger

  On August 17, 1999, Concentra Managed Care, Inc. ("CMC") merged with Yankee Acquisition Corp. ("Yankee"), a corporation formed by Welsh, Carson, Anderson & Stowe ("WCAS"), a 14.9% stockholder of CMC. As a result of the merger, 41,056,966 shares of CMC common stock were converted to $16.50 per share in cash. The remaining 6,343,203 shares held by Yankee were not converted. WCAS acquired approximately 86%, funds managed by Ferrer Freeman Thompson & Co. ("Ferrer Freeman") acquired approximately 7%, and other investors acquired approximately 7% of the post-merger shares of common stock of CMC, Concentra Operating Corporation's parent company, for $16.50 per share. Simultaneous with the right to receive cash for shares, Yankee merged with and into CMC and CMC contributed all of its operating assets, liabilities and shares in its subsidiaries, including Concentra Health Services, Inc., Concentra Managed Care Services, Inc. and Concentra Preferred Systems, Inc., with the exception of $110.0 million of 14% Senior Discount Debentures due 2010 and $327.7 million of 6.0% and 4.5% Convertible Subordinated Notes, to the Registrant, Concentra Operating Corporation ("Concentra Operating") or (the "Company"), a wholly-owned subsidiary of CMC, in exchange for 1,000 shares of Concentra Operating common stock. The 6.0% and 4.5% Convertible Subordinated Notes were substantially retired during the third quarter of 1999 as a result of the merger. The merger was accounted for as a recapitalization transaction, with no changes to the basis of assets, liabilities or shares in its subsidiaries, including Concentra Health Services, Inc. and Concentra Managed Care Services, Inc.

  The merger transaction was valued at approximately $1.1 billion, including the refinancing of $327.7 million of the 6.0% and 4.5% convertible subordinated notes that were tendered during the third quarter of 1999. To finance the acquisition of CMC, WCAS, Ferrer Freeman, and the other investors invested approximately $423.7 million in equity financing, including the value of shares already owned by WCAS, and $110.0 million of 14%

Senior Discount Debentures due 2010 with warrants issued by CMC exercisable for its common shares. Concentra Operating received from various lenders $375.0 million in term loans, a $100.0 million revolving credit facility to replace the pre-merger revolving credit facility and $190.0 million of 13% Series A Senior Subordinated Notes due 2009. Concentra Operating's excess cash balances funded merger and financing related fees and expenses and related employee stock option exercises and cancellation payments.

  Concentra Operating incurred $18.0 million of deferred financing fees for the issuance of the merger-related financing and recorded a non-recurring charge of $54.4 million in the third quarter of 1999 incurred primarily for fees, expenses and other non-recurring charges associated with the merger. Through December 31, 1999, Concentra Operating paid approximately $17.9 million for professional fees and services, $14.5 million for employee-related stock option exercises and cancellations, $10.5 million for a WCAS transaction fee for advisory and consulting services provided in connection with the merger and the related financing, of $1.5 million of other personnel-related costs, and $1.8 million of other non-recurring charges, and used $5.5 million for non-cash deferred compensation expense related to the accelerated vesting and issuance of 210,000 shares of restricted stock. At December 31, 1999, approximately $2.7 million of the non-recurring charge remains for professional fees and services and other non-recurring items incurred in connection with the merger.

B. General

  We are the largest company dedicated primarily to serving the occupational healthcare market. We provide initial treatment for approximately 5% of workplace injuries in the United States and perform non-injury occupational healthcare services for over 80,000 local employers. We provide specialized cost containment and field case management services to over 2,000 customers across the United States and Canada, including most of the major underwriters of workers' compensation insurance, third-party administrators and self-insured employers. We are also the largest provider of out-of-network bill review services to the group health marketplace. We offer a continuum of healthcare-related services to employers, insurers and third-party administrators of all sizes and are compensated for our services on a non-risk-bearing, fee-for-service or percentage-of-savings basis. Less than 0.5% of our revenues are dependent on Medicare or Medicaid reimbursement.

  Our services reduce the customer's healthcare costs by:

  . efficiently managing the application of appropriate medical care and the return-to-work process, thereby reducing the non-medical costs associated with a claim; and

  . using sophisticated cost containment techniques to determine the proper pricing of care once it has been administered.

  We believe that by offering both the provision of care and claims management services, we are in a unique position to provide comprehensive, integrated services on a bundled or unbundled basis to national or regional accounts and local employers. In addition to the occupational healthcare and group health markets, we also provide cost containment services to the auto insurance market as well as social security disability advocacy services to the long-term disability insurance market. In 1999, we generated revenues of $681.4 million.

  With healthcare costs rising, we believe that payors will seek to increase the use of cost saving strategies, such as those we offer, to minimize these costs. Our comprehensive services are comprised of three distinct categories:

  .  healthcare services;

  .  specialized cost containment services; and

  .  field case management services.

  We provide healthcare services through our network of 214 owned and managed occupational healthcare centers, located in 63 markets in 32 states as of March 15, 2000. As a primary starting point for the provision of care in the workers' compensation market, our occupational healthcare centers are designed to efficiently provide quality care to patients while also providing an entry point for our other cost containment services. Healthcare services include injury care and physical therapy services for work-related injuries and illnesses, physical examinations, substance abuse testing and certain other loss prevention services. In 1999, revenues from healthcare services represented approximately 48% of our total revenues.

  Specialized cost containment services consist of first report of injury, telephonic case management, utilization management, both in- and out-of-network bill review, preferred provider organization network access, independent medical exams and peer reviews. These specialized cost containment services are designed to monitor the timing and appropriateness of medical care, as well as the proper pricing for that care. These services are primarily provided to the workers' compensation market, except for out-of-network bill review which we provide to the group health market. We are currently expanding our out-of-network bill review services to the workers' compensation and auto insurance markets. In 1999, revenues from specialized cost containment services represented approximately 30% of our total revenues.

  We provide field case management services to a national customer base using approximately 1,000 full-time field case managers. Field case management services involve working on a one-on-one basis with injured employees and aiding communication among their various healthcare professionals, employers and insurance company adjusters. Field case management services are designed both to assist in maximizing medical improvement and, where appropriate, to expedite return to work. In 1999, revenues from field case management services represented approximately 22% of our total revenues.

C. Industry Overview

Occupational Healthcare

  Occupational healthcare is largely provided by independent physicians, who have experienced increasing pressures in recent years from growing regulatory complexity and other factors, as well as hospital emergency departments and other urgent care providers. We anticipate that competition in the occupational healthcare market may shift to specialized provider groups, such as groups we manage. Occupational healthcare services consist of two primary components:

  .  workers' compensation injury care and related services; and

  . non-injury occupational healthcare services related to employer needs or statutory requirements.

 Workers' Compensation Injury Care

  Workers' compensation is a state-mandated, comprehensive insurance program that requires employers to fund all medical expenses, lost wages and other costs resulting from work-related injuries and illnesses with no co-payment from the employee. Since their introduction in the early 1900s, these programs have been adopted by all fifty states, the District of Columbia and Canada. In addition, federal statutes provide workers' compensation benefits for federal employees. Each state is responsible for implementing and regulating its own program. Consequently, workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex.

  Workers' compensation legislation generally requires employers, directly or indirectly through an insurance vehicle, to fund all of an employee's costs of medical treatment and related lost wages, legal fees and other costs associated with an occupational injury. Typically, work-related injuries are broadly defined, and injured or ill employees are entitled to extensive benefits. Employers are required, directly or indirectly, to provide first-dollar coverage with no co-payment or deductible due from the injured or ill employee for medical treatment and, in many states, there is no lifetime limit on expenses. However, in exchange for providing this coverage for employees, employers are not subject to litigation by employees for benefits in excess of those provided pursuant to the relevant state statute. The extensive benefits coverage, for both medical costs and lost wages, is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or employer self-insurance.

  According to the Workers' Compensation Monitor data published in the 1998 Workers' Compensation Year Book, total workers' compensation costs to employers in the United States were estimated to be approximately $92.7 billion in 1996. Although the industry as a whole is fragmented with a large number of competitors in the various sub-segments of workers' compensation services, we believe that we are the only integrated provider offering a full range of healthcare management and cost containment services on a nationwide basis.

  The dollar amount of workers' compensation claims has increased significantly in recent years, resulting in escalating costs to employers. We believe that workers' compensation costs will continue to rise primarily because of:

  . broader definitions of work-related injuries and illnesses covered by workers' compensation laws;

  . the shifting of medical costs from group health plans to the workers' compensation system;

  .  an aging work force;

  . the continued requirement that employers pay all of an employee's costs of medical treatment, without any co-payment or deductible, and related lost wages and non-medical costs; and

  . the under-utilization to date of comprehensive cost containment programs in the workers' compensation industry.

  As workers' compensation costs increase, we expect that employers will continue to seek and use strategies and programs to reduce workers' compensation costs and to improve worker productivity, health and safety. We believe that clients' use of our healthcare services at the primary care level, focusing on proactively managing each injury episode and encouraging early return to work, as appropriate, can result in substantial savings in indemnity and medical costs.

  Provider reimbursement methods vary on a state-by-state basis. As of March 2000, 40 states have adopted fee schedules under which all healthcare providers are uniformly reimbursed. The fee schedules are set by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. Of the 32 states in which we currently operate occupational healthcare centers, as of March 15, 2000, 24 have fee schedules. In states without fee schedules, healthcare providers are reimbursed based on usual, customary and reasonable fees charged in the particular state in which the services are provided. (These usual, customary and reasonable fees are commonly called "UCR").

  Limits on an employee's right to choose a specific healthcare provider depend on the particular state statute. According to the Workers' Compensation Research Institute, as of March 1998, 25 states limited the employee's initial choice of provider, 2 states prohibited employee change of provider and 37 states and the District of Columbia placed restrictions on the ability of all employees to switch providers, including provisions requiring employer approval for any changes. Generally, the employer will also have the ability to direct the employee when the employer is self-insured. It has been our experience that our results of operations and prospects in a particular state do not materially depend on state statutes regarding direction of care. Consequently, we believe that employers greatly influence their employees' choices of physicians even in states in which the employees may select their providers.

 Non-Injury Healthcare Services

  Non-injury occupational healthcare services include:

  .  employment-related physical examinations;

  .  drug and alcohol testing;

  .  functional capacity testing; and

  .  other related programs designed to meet specific employer needs.

  Non-injury healthcare services also include programs to assist employers in complying with a continuously expanding list of federal and state requirements, including hearing conservation programs, toxic chemical exposure surveillance and monitoring programs, and Department of Transportation and Federal Aviation Administration-mandated physical examinations. Federal laws governing health issues in the workplace, including the Americans with Disabilities Act, have increased employers' demand for healthcare professionals who are experts in the delivery of these regulated services.

Cost Containment Services

  Cost containment techniques are intended to control the cost of healthcare services and to measure the performance of providers of healthcare through intervention and on-going review of proposed services and services actually provided. Healthcare and insurance companies originally developed managed care techniques to stem the rising costs of group healthcare. Historically, employers were slow to apply managed care techniques to workers' compensation costs primarily because the total costs are relatively small compared to those associated with group health benefits and because state-by-state regulations related to workers' compensation are more complex than those related to group health. However, in recent years, employers and insurance carriers have been increasing their focus on applying managed care techniques to control their workers' compensation costs.

  A number of states have adopted legislation encouraging the use of workers' compensation managed care organizations in an effort to allow employers to control their workers' compensation costs. Managed care organization laws generally provide employers an opportunity to channel injured employees into provider networks. In certain states, managed care organization laws require licensed managed care organizations to offer certain specified services, such as utilization management, case management, peer review and provider bill review. Most of the managed care organization laws adopted to date establish a framework within which a company such as ours can provide its customers a full range of managed care services for greater cost control.

  Because workers' compensation benefits are mandated by law and are subject to extensive regulation, payors and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. In addition, workers' compensation programs vary from state to state, making it difficult for payors and multi-state employers to adopt uniform policies to administer, manage and control the costs of benefits. As a result, managing the cost of workers' compensation requires approaches that are tailored to the specific state regulatory environment in which the employer operates.

  Workers' compensation cost containment services include 2 broad categories:

  .  specialized cost containment services; and

  .  field case management services.

  Specialized cost containment services are designed to reduce the cost of workers' compensation claims through a variety of techniques such as:

  .  first report of injury;

  .  telephonic case management;

  .  utilization management;

  .  precertification and concurrent review;

  .  both in- and out-of-network bill review services;

  .  preferred provider organization network access;

  .  independent medical examinations; and

  .  peer reviews.

  Field case management services involve:

  .  working on a one-on-one basis with injured employees; and

  . facilitating communication among their various healthcare professionals, employers and insurance company adjusters.

  Field case management services are designed both to assist in maximizing medical improvement and, where appropriate, to expedite return to work.

Group Health Cost Containment Services

  According to the Health Insurance Association of America, private health insurance claims payments were estimated to be approximately $281.7 billion in 1995. All healthcare payors have out-of-network exposure due to healthcare claims that are outside their coverage area or network either as a matter of choice on the part of the insured or as a result of geographic circumstances where the insured does not have local access to contracted providers. Out-of-network healthcare claims expose payors to a greater incidence of over-use, cost-shifting, omission of appropriate discounts and possible billing errors. Out-of-network bill review service providers produce savings for their clients by analyzing these out-of-network medical claims and reducing the costs which otherwise would be payable through a variety of methods, including professional negotiation, line item analysis, specialized audit and bill review processes and broad access to preferred provider networks.

D. Concentra's Business Strategy

  Our objective is to capitalize on our national presence by providing an integrated platform of comprehensive healthcare management and cost containment services. Our strategy is to (i) increase market penetration of early intervention services such as healthcare services, first report of injury and telephonic case management, (ii) increase market penetration of out-of-network bill review services to the group health, workers' compensation and auto insurance markets, (iii) streamline patient care, outcomes reporting and claims resolution through enhanced information technology, (iv) continue to acquire and develop occupational healthcare centers and expand healthcare network services by developing direct affiliations with primary care physicians, specialists, hospitals and other ancillary providers and (v) capitalize on our national organization and local market presence to win new customers and to increase cross-selling of services to existing accounts. We will seek to implement this strategy as follows:

Increase Market Penetration of Early Intervention Services

  We intend to increase our development and marketing of early intervention services, such as access to our network of occupational healthcare centers and other providers in our PPO network, first report of injury, precertification, and telephonic case management. Early intervention enables us to identify promptly cases that have the potential to result in significant expense and to take appropriate measures to control these expenses before they are incurred. In addition, we believe that providing early intervention services generally results in our obtaining earlier access to claims files. Such earlier access improves our opportunity to provide the full range of our healthcare management and cost containment services, which should result in lowering the total costs of the claim.

Increase Market Penetration of Out-of-Network Bill Review Services

  We will further expand our reach into the group health marketplace by offering new and existing customers of Concentra Preferred Systems, Inc. ("CPS") comprehensive retrospective bill review services to assist customers in containing costs related to out-of-network group health medical charges. CPS is the market leader in this line of business and is expanding its services into the workers' compensation market and auto insurance market in states that do not have established fee schedules. We believe that expansion in these areas represents a significant opportunity for us in the future.

Streamline Patient Care, Outcomes Reporting and Claims Resolution Through Enhanced Information Technology

  Our ongoing development of enhanced information technology will strengthen our ability to provide a full continuum of integrated services to our customers. We will continue to develop our information systems to make more effective use of our extensive proprietary knowledge base relating to workplace injuries, treatment protocols, outcomes data and the workers' compensation system's complex web of regulations. These enhanced information systems will enable us to streamline patient care and outcomes reporting, thus augmenting our ability to furnish high-quality, efficient healthcare services in compliance with the regulations governing healthcare services. Further, we believe we can more efficiently process bill review and field case management claims through the use of enhanced information technology, and we will continue to devote resources to improving such systems.

Continue To Acquire And Develop Occupational Healthcare Centers And Expand Healthcare Network Services

  We estimate that there are more than 2,000 healthcare centers in the United States in which physicians who specialize in occupational medicine are providing occupational healthcare services. We will continue to acquire and develop occupational healthcare centers in new and existing markets and will continue to organize our occupational healthcare centers in each market into clusters to serve employers, payors and workers more effectively, to leverage management and other resources and to facilitate the development of integrated networks of affiliated physicians and other healthcare providers. In addition, we will develop occupational healthcare centers in new markets and within existing markets through joint ventures and management agreements. Finally, through Focus Healthcare Management, Inc. ("Focus") we will continue to expand our vertically-integrated networks of specialists, hospitals and other healthcare providers. These networks, and our occupational healthcare centers, are designed to provide quality care to patients, while reducing total costs to employers and insurers.

Capitalize On National Organization And Local Market Presence To Win New Customers And To Increase Cross-Selling Of Services To Existing Accounts

  We believe that national and regional insurance carriers and self-insured employers will benefit greatly from our ability to provide a full continuum of healthcare management and cost containment services on a nationwide basis. We offer these large payors a comprehensive solution to their healthcare management and cost containment needs from a service provider that is adept at understanding and working with many different and complex state legislative environments. Our national organization of local service locations enables us to meet the needs of these large, national payors while maintaining the local market presence necessary to monitor changes in state-specific regulations and to facilitate case resolution through locally provided managed care services. Our national marketing personnel will continue to target these large payors to expand our customer base. In addition, we are well-positioned to capitalize on the relationships developed through our broad-based national and local marketing efforts by cross-selling our full continuum of healthcare management and cost containment services to our existing customer base.

E. Services and Operations

  The workers' compensation and group health markets represent a significant opportunity for the full range of healthcare management and cost containment services we provide. In each of these markets, insurance companies, self-insured employers and third party administrators have a need for our services as they continue to try to control their rising healthcare costs.

Healthcare Services

 Occupational Healthcare Centers

  Our 214 occupational healthcare centers at March 15, 2000, provide treatment for:

  .  work-related injuries and illnesses;

  .  physical therapy;

  .  preplacement physical examinations and evaluations;

  .  certain diagnostic testing;

  .  drug and alcohol testing; and

  . various other employer-requested or government-mandated occupational health services.

  During 1999, approximately 50% of all patient visits to our centers were for the treatment of injuries or illnesses and 50% were for substance abuse testing, physical examinations and other non-injury occupational healthcare services.

  Each of our centers is staffed with at least one licensed physician who is an employee of a physician group and at least one licensed physical therapist. The licensed physicians are generally experienced in occupational medicine or have emergency, family practice, internal medicine or general medicine backgrounds. Most centers use a staff of between 10 and 15 full-time persons, or their part-time equivalents, including licensed physicians, nurses, licensed physical therapists and administrative support personnel.

  Physician and physical therapy services are provided at our occupational healthcare centers under agreements with the physician groups, which are independently organized professional corporations that hire licensed physicians and physical therapists to provide healthcare services to the centers' patients. The management agreements between us and our physician groups with respect to the 393 affiliated physicians as of January 31, 2000, have 40-year terms. Pursuant to each management agreement, we provide a wide array of business services to the physician groups, such as:

  .  providing nurses and other medical support personnel;

  .  practice and facilities management;

  .  billing and collection;

  .  accounting;

  .  tax and financial management;

  .  human resource management;

  .  risk management; and

  . marketing and information-based services such as process management and outcome analysis.

  As another service to the physician groups, we recruit physicians, nurses, physical therapists and other healthcare providers. We collect receivables on behalf of the physician groups and advance funds for payment of each physician group's expenses, including salaries, shortly after services are rendered to patients. We receive a management fee based on all services performed at the centers. The management fee is subject to renegotiation and may be adjusted from time to time to reflect industry practice, business conditions and actual expenses for contractual allowances and bad debts. We provide services to the physician groups as an independent contractor and are responsible only for the non-medical aspects of the physician groups' practices. The physician groups retain sole responsibility for all medical decisions, including the hiring of medical personnel.

  The physician groups operate in accordance with annual budgets established in consultation with us. The management agreements between the physician groups and our company provide that in no event shall we have any obligation to supply out of our funds working capital for the physician groups or their operations. Accordingly, we retain sole discretion over the decision to advance funds to the physician groups and regarding the amount of any such advances. Because we own and operate the occupational healthcare centers, we also retain ultimate authority to determine the type of equipment used in the centers, the number of medical personnel for each center and other fiscal matters with respect to the operation of the centers.

  Individual physicians who perform services pursuant to contracts with a physician group are employees of the physician group. The physicians providing services for the physician groups do not maintain other practices. The owners of the physicians group are physicians. It is the responsibility of the owners of the physician group to hire and manage all physicians associated with the physician group and to develop operating policies and procedures and professional standards and controls. Under each management agreement, the physician group indemnifies us from any loss or expense arising from acts or omissions of the physician group or our professionals or other personnel, including claims for malpractice.

 Joint Ventures and Management Agreements

  Our strategy is to continue to develop clusters of occupational healthcare centers in new and existing geographic markets through the acquisition and development of occupational healthcare centers. In selected markets in which a hospital management company, hospital system or other healthcare provider has a significant presence, we may focus our expansion efforts on strategic joint ventures or management contracts. In our joint venture relationships, we typically acquire a majority ownership interest in the venture and agree to manage the venture for a management fee based on net revenues. We currently manage 13 joint ventures through which we operate 34 centers. In addition, we have entered into 3 management agreements through which we operate 6 centers.

 Other Ancillary Programs

  We offer other ancillary programs as described below. It has been our experience that, by offering a full range of programs to complement our core healthcare management services, it strengthens our relationships with existing clients and increases the likelihood of attracting new clients. We anticipate expanding our ancillary programs as needed to address occupational legislation and regulations enacted in the future.

  Compliance With the Americans with Disabilities Act. The Americans with Disabilities Act is a federal statute that generally prohibits employers from discriminating against qualified disabled individuals in the areas of the job application process, hiring, discharge, compensation and job training. The Americans with Disabilities Act now applies to all employers with 15 or more employees. Through our "ADApt Program," we assist employers with the Americans with Disabilities Act compliance issues by addressing the Americans with Disabilities Act requirements relating to job descriptions, pre-placement physical examinations, analysis and compliance and confidentiality of applicant/employee information. ADApt helps employers adapt their hiring and termination procedures, job descriptions and injury/illness management programs in order to comply with Americans with Disabilities Act guidelines.

  Risk Assessment and Injury Prevention Programs. We assist clients in reducing workplace injuries and illnesses by providing ongoing educational programs for our clients, as well as through our on-site risk assessment and injury prevention programs. These programs include:

  .  identifying workplace hazards;

  .  designing plant-specific safety programs; and

  . helping clients comply with federal and state occupational health regulations.

  For 1999, revenues from healthcare services represented approximately 48% of our total revenues.

Specialized Cost Containment Services

  We provide a number of specialized services focused directly on helping to reduce the medical and indemnity costs associated with workers' compensation and the medical costs associated with group health claims. These specialized cost containment services include:

  .  in and out-of-network bill review services;

  .  first report of injury;

  .  telephonic case management;

  .  utilization management;

  .  precertification and concurrent review;

  .  preferred provider organization network access;

  .  independent medical examinations; and

  .  peer reviews.

  We are able to offer our services separately or on a bundled basis as a full-service managed care program, beginning with the first report of injury and including all specialized cost containment services needed to aggressively manage the costs associated with a work-related injury. Our comprehensive approach to managing workers' compensation costs serves the needs of a broad range of clients, from local adjusters to national accounts. In addition to providing specialized cost containment services for work-related injuries and illnesses, we also provide out-of-network bill review services to the group health market, cost containment services to payors of automobile accident medical claims and social security disability advocacy services to payors of long term disability claims.

  We believe that the demand for specialized cost containment services will continue to increase due to a number of factors, including:

  . the increasing payor awareness of the availability of these techniques for cost containment and case management;

  . the effectiveness of managed care techniques at reducing costs for group health insurance plans;

  . the verifiable nature of the savings that can be obtained by application of specialized cost containment techniques applicable to workers' compensation; and

  . the broad applicability of these techniques to all injured employees, not just severely injured employees likely to be absent from work.

 Out-of-Network Bill Review

  Through CPS, we continue to expand our market presence in bill review services. We believe that CPS is the market leader in this line of business in the group health market and is expanding its services into the workers' compensation market in states that do not have established fee schedules and into the auto insurance market where appropriate. CPS uses a variety of techniques to reduce expenses by repricing hospital and other facilities' bills. Using its services, CPS reduces costs ordinarily payable on medical bills submitted by healthcare providers and the administrative expense associated with reviewing and analyzing medical bills. These services include:

  .  professional fee negotiation;

  .  line-item analysis;

  .  other specialized audit and bill review processes; and

  .  access to a nationwide preferred provider organization network.

  CPS provides out-of-network bill review services to healthcare payors in most risk categories, including:

  .  indemnity;

  .  preferred provider organization;

  .  health maintenance organization;

  . Employee Retirement Income Security Act of 1974, or ERISA, self-insured plans;

  .  Taft-Hartley Plans;

  .  reinsurance carriers; and

  . intermediaries such as administrative services organizations and third party administrators.

  CPS is the largest provider of these specific services in the managed care industry and specializes in out-of-area and non-network cost management services that reduce exposure to:

  .  over-use;

  .  upcoding;

  .  cost shifting;

  .  various forms of revenue enhancement tactics; and

  .  inflated retail charge practices.

  The current technology employed at CPS is designed to:

  .  review most provider bill types;

  .  employ four transmission methods to aid the exchange of bill data;

  .  use various database technologies as part of the bill screening process;

  . score each bill referred based on the individual service requirements of each client group; and

  . route each bill to the most appropriate bill review service included in our range of cost containment services.

  CPS has packaged this process and markets it as the Healthcare Bill Management System. The system affords large payor clients breadth of service and capacity, consolidated and uniform cost management capability, rigorous due diligence and high quality performance.

 First Report of Injury

  Through First Notice Systems, we provide a computerized first report of injury/loss reporting service using two centralized national call centers to which an individual, employer or insurance company claims adjuster communicates reports of injuries or losses as soon as they occur. First Notice Systems provides its services primarily to the auto industry for first notice of loss reporting and to workers' compensation carriers for first report of injuries, as well as to property and casualty carriers that write both auto and workers' compensation insurance. For injuries, each report is electronically transferred or mailed to the state agency, the employer and the insurance company. This service assists in the timely preparation and distribution of state-mandated injury reports, provides us and our customers with an early intervention tool to maximize control over workers' compensation and auto claims and also provides us with cross-selling and referral opportunities.

 Telephonic Case Management

  This service provides for short-duration (30 to 90 days) for telephonic management of workers' compensation claims. The telephonic case management units:

  .  accept first reports of injury;

  .  negotiate discounts with hospitals and other providers;

  .  identify care alternatives; and

  .  work with injured employees to minimize lost time on the job.

  Each of the telephonic case management units is overseen by nurses who are experienced in medical case management. The telephonic case management units represent an important component of early intervention and act as a referral source of appropriate cases to our field case management offices.

 Utilization Management: Precertification and Concurrent Review

  Our precertification and concurrent review services are used by clients to ensure that certain medical procedures are precertified by one of our registered nurses and/or physicians for medical necessity and appropriateness of treatment before the medical procedure is performed. Our determinations represent only recommendations to the customer, the ultimate decision to approve or disapprove request is made by the claims adjuster. Precertification calls are made by either the claimant or the provider to one of our national utilization management reporting units. After a treatment plan has been precertified, one of our employees performs a follow-up call and concurrent review, at the end of an approved time period to evaluate compliance and/or discuss alternative plans.

 Bill Review

  Through a sophisticated software program, we review and reduce our customers' medical bills, including hospital bills, to either the various state-mandated fee schedules for workers' compensation claims or a percentage of the usual, customary and reasonable (UCR) rates that exist in non-fee schedule states. Additionally, this automated bill review service enables clients to access certain preferred provider organization pricing schedules that represent additional savings below the fee schedules or UCR rates. The savings to our clients as a result of this service can be significant. Bill review also creates an important historical database for provider practice patterns and managed care provider compliance requirements.

 Access to Preferred Provider Networks

  Through Focus, we provide our clients with access to a national preferred provider organization network. This network provides injured workers with access to quality medical care at pre-negotiated volume discounts, thereby offering our clients the ability to influence, or in certain states to direct, their employees into the preferred provider organization network as a means of managing their work-related claims. In addition to providing a vehicle for managing the delivery of appropriate care by qualified providers, the discounts associated with these preferred provider organization arrangements generate additional savings through the retrospective bill review program described above. As of March 1, 2000, Focus's national network includes approximately 221,600 individual providers and over 3,100 hospitals covering 50 states and the District of Columbia.

 Independent Medical Exams

  Independent medical examinations are provided to assess the extent and nature of an employee's injury or illness. We provide our clients with access to independent physicians who perform the independent medical examinations from 13 of our service locations and, upon completion, prepare reports describing their findings.

 Peer Reviews

  Peer review services are provided by a physician, therapist, chiropractor or other provider who reviews medical files to confirm that the care being provided appears to be necessary and appropriate. The reviewer does not meet with the patient, but merely reviews the file as presented.

  For 1999, revenues from specialized cost containment services represented approximately 30% of our total revenues.

Field Case Management Services

  We provide field case management services to the workers' compensation insurance industry through nurse case managers working at the local level on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters. Our services are designed to assist in maximizing medical improvement and, where appropriate, to expedite employees' return to work through medical management and vocational rehabilitation services.

  Our field case management services consist of one-on-one management of a work-related injury by approximately 1,000 full-time field case managers in 81 offices in 50 states, the District of Columbia and Canada. This service typically involves a case with a significant potential or actual amount of lost work time or a catastrophic injury that requires detailed management and therefore is referred out by the local adjuster to our marketer. Our field case managers specialize in expediting the injured employee's return to work through both medical management and vocational rehabilitation. Medical management services provided by our field case managers include coordinating the efforts of all the healthcare professionals involved and increasing the effectiveness of the care being provided by encouraging compliance and active participation on the part of the injured worker. Vocational rehabilitation services include job analysis, work capacity assessments, labor market assessments, job placement assistance and return to work coordination.

  We believe that the following factors will contribute to continued growth of our field case management services:

  . increased acceptance of field case management techniques due to greater exposure to the workers' compensation managed care market;

  . earlier identification of individuals in need of field case management services due to increased utilization of our specialized cost containment services, particularly early intervention services;

  . increased market share at the expense of smaller, undercapitalized competitors; and

  . the ability to access national accounts for use of case management services.

  For 1999, revenues from field case management services represented approximately 22% of our total revenues.

F. Customers

  Our occupational healthcare centers currently serve more than 90,000 employers. We serve more than 2,000 specialized cost containment and field case management customers across the United States and Canada, including most of the major underwriters of workers' compensation insurance, third party administrators and self-insured employers.

  We are compensated primarily on a fee-for-service or percentage-of-savings basis. Our largest customer represented less than 3% of our total revenue in 1999. We have not entered into written agreements with most of our healthcare services customers. Many of our specialized cost containment and field case management relationships are based on written agreements. However, either we or the customer can terminate most of these agreements on short notice. We have no risk-bearing or capitated arrangements. Less than 0.5% of our revenues are dependent on Medicare or Medicaid reimbursement.

G. Sales and Marketing

  We actively market our services primarily to workers' compensation insurance companies, third party administrators, employers and employer groups. We also market to the group health, automobile insurance and disability insurance markets. Our marketing organization includes over 360 full-time sales and marketing personnel, or their part-time equivalent.

  We market our services at the local level to insurance company adjusters and employers. In addition, we market our services at the national and regional level for large managed care accounts and for self-insured corporations where a more sophisticated sales presentation is required. We have a dedicated staff of national accounts salespeople responsible for marketing and coordinating our full range of services to corporate offices.

  Our local marketing has been a critical component of our strategy, primarily because of the decision-making authority that resides at the local level and the relationship-driven nature of that portion of the business. However, the expansion of comprehensive managed care legislation, continuing receptiveness to workers' compensation change and a more comprehensive product offering by us demand that we continue to focus on marketing to national headquarters offices of insurance companies and self-insured companies. As part of our coordinated marketing effort, we periodically distribute follow-up questionnaires to patients, insurers and employers to monitor satisfaction with our services.

H. Quality Assurance

  We routinely use internal audits to test the quality of our delivery of services. We conduct audits of compliance with special instructions, completion of activities in a timely fashion, quality of reporting, identification of savings, accuracy of billing and professionalism in contacts with healthcare providers. We conduct audits on a nationwide basis for particular customers or on a local office basis by selecting random files for review. A detailed report is generated outlining the audit findings and providing specific recommendations for service delivery improvements. When appropriate, we conduct follow-up audits to ensure that recommendations from the initial audit have been implemented.

I. Competition

Healthcare Services

  The market to provide healthcare services within the workers' compensation system is highly fragmented and competitive. Our competitors typically have been independent physicians, hospital emergency departments and other urgent care providers. We believe that, as integrated networks continue to be developed, our competitors will increasingly consist of specialized provider groups.

  We believe that we compete effectively because of:

  .  our specialization in the occupational healthcare industry;

  .  our broad knowledge and expertise in the occupational medicine industry;

  .  the effectiveness of our services as measured by favorable outcomes;

  .  our ability to offer services in multiple markets; and

  .  our information systems.

  We believe that we enjoy a competitive advantage by specializing in and focusing on occupational healthcare at the primary care provider level, which, as the entry point into the occupational healthcare system, is well-suited to controlling the total costs of a claim. We do not believe that any other company offers the full range of services we provide.

  The recruiting of physicians, physical therapists, nurses and other healthcare providers can be competitive. However, our recruiting becomes easier as we grow and become more widely known by healthcare providers.

Specialized Cost Containment and Field Case Management Services

  The managed care services market is fragmented, with a large number of competitors. We compete with numerous companies, including national managed care providers, smaller independent providers, and insurance companies. Our primary competitors are companies that offer one or more workers' compensation managed care services on a national basis. We also compete with many smaller companies that generally provide unbundled services on a national basis and on a local level where such companies often have a relationship with a local adjuster. Several large workers' compensation insurance carriers offer managed care services for their insurance customers either through the insurance carrier's own personnel or by outsourcing various services to providers such as us. We believe that this competitive environment will continue into the foreseeable future.

  We believe that we compete effectively because of:

  . our specialized knowledge and expertise in the workers' compensation managed care services industry;

  .  the effectiveness of our services;

  .  our ability to offer a full range of services in multiple markets;

  .  our information systems; and

  .  the prices at which we offer our services.

J. Information Systems and Technology

  We maintain a fundamental commitment to the development and implementation of advanced information technology, with a considerable focus on web-based applications. We believe that our information systems enable us to improve referrals among our full range of services, streamline patient care and enhance outcomes reporting. Therefore, we believe that this makes our operations more efficient while improving our ability to demonstrate the cost savings our services provide to our clients.

  We have substantially completed the implementation of a wide area network, or WAN, in each market in which we provide healthcare services. When the implementation is complete, all occupational healthcare centers in a market will use a patient administration system, named "OccuSource," which runs on a client/server architecture allowing each center to access and share a common database for that market. The database contains employer protocols, patient records and other information regarding our operations in the market. Creating a WAN in each market allows the centers in the market to share information and thereby improve center and physician efficiencies and enhance customer service. We are linking each market WAN into a nationwide WAN in order to create a centralized repository of company data to be used, among other things, for clinical outcomes analysis. We believe that our commitment to continued development of our healthcare information system provides a unique and sustainable competitive advantage within the occupational healthcare industry.

  We have developed and, in the future, may license to third parties, a new Internet-based first notice of loss reporting system for all lines of insurance named FNSNet. The application extends our call center technology through the Internet, enabling users to report first notices of loss, as well as providing the user with immediate access to customized networks and routing to appropriate and qualified healthcare providers. FNSNet can be accessed through hyperlinks on customers' web pages. This application enhances both internal integration and customer communication and creates an effective platform for our First Notice subsidiary to handle calls with greater speed and efficiency.

  Our newly-developed Integrated Case Management Software System aids and speeds up the daily tasks of our field and telephonic case managers, allowing them to devote more time to consistent delivery of quality service. This software allows immediate exchange of information among our offices, as well as among employees in the same office. The Integrated Case Management Software System is partially integrated and will be fully integrated with the FNSNet web-based product. The Integrated Case Management Software System application will enable a clear, precise and immediate transmission of data from First Notice into the Integrated Case

Management Software System. This pre-population of data will eliminate redundant and duplicative data entry for nurse case managers, thus resulting in greater time efficiency and cost savings. The development and implementation of the Integrated Case Management Software System will allow for shared data in situations in which multiple case managers are working on a case. The Integrated Case Management Software System will also create better customer access to information and allow us to produce specific, user-friendly reports to demonstrate the value of our services.

  Finally, our subsidiary, CPS, uses our proprietary, technology-based Healthcare Bill Management System for our out-of-network medical claims review services. Client bills are accessed and entered into the Healthcare Bill Management System in a variety of ways, including electronic bill identification within the client's claim adjudication system with subsequent electronic data interchange, or EDI, transfer to CPS, entry of appropriate bills into a customized Data Access Point system, on-site bill entry by a CPS employee into the Data Access Point system, and overnight mail or facsimile of client bills to a CPS service center. These access strategies are designed to increase the number of appropriate bills that CPS receives, while minimizing the administrative cost to the client. Once a bill is electronically or manually entered into the Healthcare Bill Management System, the bill is evaluated against CPS' licensed and proprietary databases that are designed to identify instances of cost shifting, improper coding and utilization and pricing issues. Following analysis of the bill, the bill passes through CPS' client preference profile that is created at the time of CPS' initial engagement with the client. The Healthcare Bill Management System then evaluates the compatibility of the service with the greatest expected savings with the service requirements of the client and electronically sends the bill for processing to the appropriate CPS service department.

K. Government Regulation

General

  As a provider of healthcare management and cost containment services, we are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. We are also subject to laws and regulations relating to business corporations in general. Applicable laws and regulations are subject to frequent changes.

  Laws and regulations affecting our operations fall into four general categories:

  . workers' compensation and other laws that regulate the provision of healthcare services or the provision of cost containment services or require licensing, certification or other approval of services we provide;

  .  laws regarding the provision of healthcare services generally;

  .  laws regulating the operation of managed care provider networks; and

  .  other laws and regulations of general applicability.

Workers' Compensation Laws and Regulations

  In performing workers' compensation healthcare services and cost containment services, we must comply with state workers' compensation laws. Workers' compensation laws require employers to assume financial responsibility for medical costs, a portion of lost wages and related legal costs of work-related illnesses and injuries. These laws establish the rights of workers to receive benefits and to appeal benefit denials. Workers' compensation laws generally prohibit charging medical co-payments or deductibles to employees. In addition, certain states restrict employers' rights to select healthcare providers and establish maximum fee levels for the treatment of injured workers.

  Many states are considering or have enacted legislation reforming their workers' compensation laws. These reforms generally give employers greater control over who will provide healthcare services to their employees and where those services will be provided and attempt to contain medical costs associated with workers' compensation claims. At present, 24 of the states in which we do business have implemented treatment specific fee schedules that set maximum reimbursement levels for healthcare services. Of the states in which we do business, 8 states provide for a "reasonableness" review of medical costs paid or reimbursed by workers' compensation. When not governed by a fee schedule, we adjust our charges to the usual, customary and reasonable levels accepted by the payor.

  Many states, including a number of those in which we transact business, have licensing and other regulatory requirements that apply to our specialized cost containment and field case management businesses. Approximately half of the states have enacted laws that require licensing of businesses that provide medical review services, such as ours. Some of these laws apply to medical review of care covered by workers' compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control and dispute resolution procedures. In addition, new laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with us or to provider networks that we have organized and may organize in the future. To the extent that we are governed by these regulations, we may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers.

Corporate Practice of Medicine and Other Laws

  Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities such as ours and licensed professionals and professional corporations, particularly with respect to fee-splitting between physicians and non-physicians. Laws and regulations relating to the practice of medicine, fee-splitting and similar issues vary widely from state to state, are often vague, and are seldom interpreted by courts or regulatory agencies in a manner that provides guidance with respect to business operations such as ours. We attempt to structure all of our healthcare services operations to comply with applicable state statutes regarding medical practice, fee-splitting and similar issues. However, there can be no assurance:

  . that courts or governmental officials with the power to interpret or enforce these laws and regulations will not assert that we are in violation of such laws and regulations; or

  . that future interpretations of such laws and regulations will not require us to modify the structure and organization of our business.

Fraud and Abuse Laws

  The Anti-Kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration to induce or in return for the referral of Medicare or other governmental health program patients or patient care opportunities, or in return for the purchase, lease or order of items or services that are covered by Medicare or other governmental health programs. Violations of the statute can result in the imposition of substantial civil and criminal penalties. In addition, as of January 1, 1995, certain anti-referral provisions, the Stark Amendments, prohibit a physician with a "financial relationship" with an entity from referring a patient to that entity for the provision of any of 11 "designated medical services," some of which are provided by physician groups affiliated with us.

  At least 7 of the states where we conduct our healthcare services business-Arizona, California, Florida, Illinois, Maryland, New Jersey, and Texas-have enacted statutes similar in scope and purpose to the Anti-Kickback Statute, with applicability to services other than those covered by Medicare or other governmental health programs. In addition, most states have statutes, regulations or professional codes that restrict a physician from accepting various kinds of remuneration in exchange for making referrals. Even in states which have not enacted such statutes, we believe that regulatory authorities and state courts interpreting these statutes may regard federal law under the Anti-Kickback Statute and the Stark Amendments as persuasive.

  We believe that our arrangements with the physician groups should not violate the Anti-Kickback Statute, the Stark Amendments and applicable state laws. However, all of the above laws are subject to modification and interpretation and have not often been interpreted by appropriate authorities in a manner applicable to our business. Moreover, these laws are enforced by authorities vested with broad discretion. We have attempted to structure all of our operations so that they should not violate any applicable anti-kickback and anti-referral prohibitions. We also continually monitor developments in this area. If these laws are interpreted in a manner contrary to our interpretation or are reinterpreted or amended, or if new legislation is enacted with respect to healthcare fraud and abuse, illegal remuneration or similar issues, we will seek to restructure any affected operations to maintain our compliance with applicable law. We cannot assure you that such restructuring will be possible, or, if possible, will not adversely affect our business or results of operations.

Specialized Cost Containment Services

  Many of our specialized cost containment services include prospective or concurrent review of requests for medical care or therapy. Approximately half of the states have enacted laws that require licensure, certification or other approval of businesses, such as ours, that provide medical review services. Some of these laws apply to medical review of care covered by workers' compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control and dispute resolution procedures. These regulatory programs may result in increased costs of operation for us, which may have an adverse impact upon our ability to compete with other available alternatives for healthcare cost control.

Use of Provider Networks

  Our ability to provide comprehensive healthcare management and cost containment services depends in part on our ability to contract with or create networks of healthcare providers which share our objectives. For some of our clients, we offer injured workers access to networks of providers who are selected by us for quality of care and pricing. Laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with us or to provider networks that we may develop or acquire. To the extent these regulations apply to us, we may be subject to:

  .  additional licensing;

  .  requirements;

  .  financial oversight; and

  .  procedural standards for beneficiaries and providers.

ERISA

  The provision of goods and services to certain types of employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974, or ERISA. ERISA is a complex set of laws and regulations subject to periodic interpretation by the Internal Revenue Service and the Department of Labor. ERISA regulates certain aspects of the relationship between our managed care contracts and employers that maintain employee benefit plans subject to ERISA. The Department of Labor is engaged in ongoing ERISA enforcement activities that may result in additional constraints on how ERISA-governed benefit plans conduct their activities. We cannot assure you that future revisions to ERISA or judicial or regulatory interpretations of ERISA will not have a material adverse effect on our business or results of operations.

Environmental

  We are subject to various federal, state and local laws and regulations for the protection of human health and environment, including the disposal of infectious medical waste and other waste generated at our occupational healthcare centers. If an environmental regulatory agency finds any of our centers to be in violation of environmental laws, penalties and fines may be imposed for each day of violation, and the affected facility could be forced to cease operations. While we believe that our environmental practices, including waste handling and discharge practices, are in material compliance with applicable law, future claims or changes in environmental laws could have an adverse effect on our business.

L. Seasonality

  Our healthcare services business is seasonal in nature. Although our expansion of services and continuing growth may obscure the effect of seasonality in our financial results, our first and fourth quarters generally reflect lower net healthcare services revenues on a same market basis when compared to the second and third quarters.

  Plant closings, vacations and holidays during the first and fourth quarters result in fewer patient visits at our occupational healthcare centers, primarily because of fewer occupational injuries and illnesses during those periods. In addition, employers generally hire fewer employees during the fourth quarter, thereby reducing the number of pre-employment physical examinations and drug and alcohol tests conducted at our centers during that quarter. See Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Seasonality."

M. Insurance

  We and our physician groups maintain medical malpractice insurance in the amount of $1.0 million per incident and $3.0 million annual aggregate per provider, subject to an annual aggregate limit in the amount of $30.0 million. Pursuant to the management agreements between us and the physician groups, each physician group has agreed to indemnify us from certain losses, including medical malpractice. We maintain an errors and omissions liability insurance policy covering all aspects of our managed care services. This policy has limits of $1.0 million per claim and $3.0 million annual aggregate.

  In addition, we maintain $1.0 million per occurrence and $3.0 million annual aggregate of general liability insurance and an umbrella policy that provides excess insurance coverage for medical malpractice and for errors and omissions in the amount of $30.0 million in the aggregate.

N. Employees

  We had approximately 8,800 employees at March 15, 2000. None of our employees is subject to a collective bargaining agreement. We have experienced no work stoppages and believe that our employee relations are good. All physicians, physician assistants and physical therapists providing professional services in our occupational healthcare centers are either employed by or under contract with the physician groups.

O. Risk Factors

If we cannot generate cash, then we will not be able to service our indebtedness.

  As of December 31, 1999, our consolidated indebtedness was approximately $567.7 million. In addition, our business strategy calls for significant capital expenditures for acquisition and development. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Over the next year, we will be required to make debt payments of $3.8 million and interest payments related to the Company's debt of approximately $68.0 million.

  We believe our cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to carry on our business strategy. However, our ability to generate cash is subject to general economic and industry conditions that are beyond our control. Therefore, it is possible that our business will not generate sufficient cash flow from operations or that future borrowings will not be available to us under our senior credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Restrictions imposed by our credit facilities will make it more difficult for us to take the actions listed below.

  Our credit facilities restrict our ability to:

  .  make investments;

  .  pay dividends and make distributions;

  .  repurchase stock;

  .  incur additional indebtedness;

  .  create liens;

  .  merge or consolidate our company or any of our subsidiaries;

  .  transfer and sell assets;

  .  enter into transactions with our affiliates;

  .  enter into sale and leaseback transactions; and

  .  issue common and preferred stock of our subsidiaries.

  In addition, we must maintain minimum debt service and maximum leverage ratios under our senior credit facilities. We calculate these ratios on a rolling four-quarter basis. The debt service ratio and leverage ratio requirements for the quarter ended December 31, 1999 were 1.75 to 1.00 and
5.50 to 1.00, respectively. We were in compliance with these ratios at December 31, 1999, with a debt service ratio of approximately 2.33 to 1.00 and a leverage ratio of approximately 5.35 to 1.00. On March 21, 2000, Concentra Operating amended its $475 million credit agreement with a consortium of banks (the "Credit Facility"). Under the terms of the amended agreement, the financial compliance ratios have been modified to allow the Company to satisfy an increased leverage ratio requirement and a decreased interest coverage ratio requirement. In order to receive these amended ratios, the amended agreement provides for an interest rate increase of 0.75% on outstanding borrowings under the Credit Facility. Company management believes the amended agreement will enable Concentra to meet the terms of the financial compliance ratios for the foreseeable future. These ratios become more restrictive in future quarters. Our ability to be in compliance with these more restrictive ratios will be dependent upon our ability to increase our cash flow over current levels.

  A failure to comply with these restrictions or maintain these ratios in the future could lead to an event of default which could result in an acceleration of the related indebtedness before the terms of that indebtedness otherwise require us to pay that indebtedness. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

If we cannot make future acquisitions or enter into joint ventures successfully, that lack of success may impair our planned growth.

  Our business strategy requires us to negotiate the purchase of occupational healthcare centers and enter into joint ventures to operate occupational healthcare centers. A strategy of growth by acquisition or joint venture also involves the risk of assuming unknown or contingent liabilities of the acquired business or joint venture, which could be material, individually or in the aggregate. Nevertheless, we may not be able to find suitable acquisition or joint venture candidates, or, if we do finance or consummate such transactions on favorable terms. In addition, we cannot assure you we can successfully integrate the operations of any completed acquisitions or joint ventures into our own.

Our continued rapid growth could cause our management to lose focus on all aspects of our business, our response time to customer inquiries to increase, our customer service to decline in quality and other similar effects.

  We have experienced rapid growth. Our recent and continued rapid growth could place a significant strain on our management and other resources. This strain could consist of our management not having enough time to focus on managing all aspects of our business and operations, our response time to customer inquiries to increase, our customer service to decline in quality and other similar effects. Our rapid growth should not affect the quality of care provided by our affiliated physician associations or employees. We anticipate that any continued growth will require us to continue to recruit, hire, train and retain a substantial number of new and highly skilled administrative, information technology, finance, sales and marketing and support personnel. We may be unable to slow our growth without increasing our costs if management becomes strained. Our ability to compete effectively and to manage current and any future growth will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our workforce. Should we continue to experience rapid growth, we cannot assure you that personnel, systems, procedures and controls will be adequate to support our operations or that management will adequately anticipate all demands that growth will place on us. If we are unable to meet increasing demand, we may lose customers and our revenues may decrease.

If competition increases, our growth and profits may decline.

  The market to provide occupational healthcare services is highly fragmented and competitive. Our primary competitors have typically been independent physicians, hospital emergency departments and hospital-owned or hospital-affiliated medical facilities.

  We believe that, as managed care techniques continue to gain acceptance in the occupational healthcare marketplace, our competitors will increasingly consist of nationally focused workers' compensation managed care service companies, specialized provider groups, insurance companies, health management organizations and other significant providers of managed care products. These organizations may be significantly larger and have greater financial and marketing resources than we do. Accordingly, competitors may affect our ability to continue to maintain our existing performance or our success with any new products or in any new geographic markets we may enter.

If healthcare reform intensifies competition and reduces the costs of workers' compensation claims, the rates we charge for our services could decrease.

  Legislative reforms in some states permit employers to designate health plans such as health management organizations and preferred provider organizations to cover workers' compensation claimants. Because many health plans have the capacity to manage healthcare for workers' compensation claimants, that legislation may intensify competition in the market we serve. Within the past few years, several states have experienced decreases in the number of workers' compensation claims and the total value of claims which have been reflected in workers' compensation insurance premium rate reductions in those states. We believe that declines in workers' compensation costs in these states are due principally to intensified efforts by payors to manage and control claim costs, to improved risk management by employers and to legislative reforms. As these costs decrease, we may have to reduce the rates we charge for our services in order to effectively compete.

If suits against us are successful, we may incur significant liabilities.

  Our affiliated physician associations and some of our employees are involved in the delivery of healthcare services to the public. In each case, the physician makes all decisions concerning the appropriate medical treatment for the patient based on his or her prior medical experience and experience in the treatment of occupational healthcare injuries. We charge our customers for these services on a fee-for-service basis. We base these fees on either the state mandated fee or the usual and customary rate for such services, as appropriate. In providing these services, the physicians, our employees and, consequently, our company are exposed to the risk of professional liability claims. Although we have not faced any material lawsuits in the past that were not covered by our insurance, claims of this nature, if successful, could result in substantial damage awards to the claimants which may exceed the limits of any applicable insurance coverage. We are indemnified under our management agreements with our affiliated physician associations from claims against them, maintain liability insurance for ourselves and negotiate liability insurance for the physicians in our affiliated physician associations. However, successful malpractice claims asserted against us or our affiliated physician associations could result in significant liabilities that are not indemnified by the physicians or our insurance. Further, plaintiffs have proposed new types of liabilities against managed care companies as well as against employers who use managed care in workers' compensation cases which, if established and successful, may discourage the use of managed care in workers' compensation cases and could reduce the number of claims referred to us or the rates we charge for our services.

  Through our specialized cost containment and field case management services, we make recommendations about the appropriateness of providers' proposed medical treatment plans of patients throughout the country, and as a result we could be subject to charges arising from any adverse medical consequences. We do not grant or deny claims for payment of benefits and we do not believe that we engage in the practice of medicine or the delivery of medical services. Although plaintiffs have not subjected us to any claims or litigation related to the grant or denial of claims for payment of benefits or allegations that we engage in the practice of medicine or the delivery of medical services so far, we cannot assure you that plaintiffs will not make those types of claims or litigation. We maintain errors and omissions insurance and such other lines of coverage as we believe are reasonable in light of our experience to date. We cannot assure you, however, that our insurance will provide sufficient coverage or that insurance companies will make insurance available at reasonable cost to protect us from liability.

If corporate practice of medicine and other laws and regulations increase our costs, our profits may decline.

  State laws relating to our business vary widely from state to state and courts or regulatory agencies seldom interpret those laws in a way that provides guidance with respect to our business operations. In addition, many states have licensing or regulatory programs and we may incur significant costs due to the failure to comply with existing laws and regulations, failure to obtain necessary licenses and government approvals or failure to adapt to new or modified regulatory requirements. In addition, these regulatory programs may result in increased costs of operation for us, which may have an adverse impact on our ability to charge competitive rates for our services while maintaining profitability.

  Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities like us and licensed professionals and professional corporations, particularly with respect to fee-splitting between a physician and another person or entity and non-physicians exercising control over physicians engaged in the practice of medicine.

  Laws and regulations relating to the practice of medicine, fee-splitting and similar issues vary widely from state to state, are often vague, and courts or regulatory agencies seldom interpret those laws in a manner that provides guidance with respect to business operations such as ours. Although we attempt to structure all of our operations so that they comply with the relevant state statutes and applicable medical practice, fee-splitting and similar laws, any new interpretation of these laws could significantly increase our costs of operations or result in substantial liabilities.

  In addition, state agencies regulate the automobile insurance industry, like the workers' compensation industry, on a state-by-state basis. Although regulators do not require approval for us to offer most of our services to the automobile insurance market, state regulators require approval in order to offer automobile insurers' products that permit them to direct claimants into a network of medical providers. Changes in these regulations may increase our costs.

If fraud and abuse laws change, we may incur significant liabilities.

  A federal law, the Anti-Kickback Statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration to induce or in return for the referral of Medicare or other governmental health program patients or patient care opportunities, or in return for the purchase, lease or order of items or services that are covered by Medicare or other governmental health programs. Violations of the statute can result in the imposition of substantial civil and criminal penalties. In addition, as of January 1, 1995, certain statutory anti-referral provisions, known as the Stark Amendments, prohibit a physician with a "financial relationship" with an entity from referring a patient to that entity for the provision of any of eleven "designated health services," some of which are provided by physician associations affiliated with us.

  At least 7 of the states where we conduct our healthcare services business-- Arizona, California, Florida, Illinois, Maryland, New Jersey and Texas--have enacted statutes similar in scope and purpose to the Anti-Kickback Statute, which are applicable to services other than those covered by Medicare or other governmental health programs. In addition, most states have statutes, regulations or professional codes that restrict a physician from accepting various kinds of remuneration in exchange for making referrals. Several states are considering legislation that would prohibit referrals by a physician to an entity in which the physician has a specified financial interest. Even in states that have not enacted that kind of statute, we believe that regulatory authorities and state courts interpreting these statutes may regard federal law under the Anti-Kickback Statute as persuasive.

  We believe that our arrangements with our affiliated physician associations should not violate the Anti-Kickback Statute, the Stark Amendments and applicable state laws. However, appropriate authorities subject all of these laws to modification and interpretation and appropriate authorities seldom interpret these laws in a manner that provides guidance to our business. Moreover these laws are enforced by authorities vested with broad discretion. We have attempted to structure all of our operations so that they should not violate any applicable anti-kickback and anti-referral prohibitions.

  We also continually monitor developments in this area. If appropriate authorities interpret these laws in a manner contrary to our interpretation, or reinterpreted or amended, or if new legislation is enacted with respect to healthcare fraud and abuse or similar issues, we will seek to restructure any affected operations so as to maintain compliance with applicable law.

If our data processing is interrupted or our licenses to use software are revoked, that interruption or revocation may impair our ability to effectively operate our business.

  Certain aspects of our business are dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other computer problem could impair our ability to provide these services. Certain of the software that we use in our medical bill review operation is licensed from an independent third party software company under a nonexclusive license that may be terminated by either party upon 90 days notice. While we have historically maintained a good relationship with the licensor, we cannot assure you that the licensor will not terminate this software license or that the licensor will continue the license on its existing terms. We are currently negotiating an extension of this software license. Although we believe that alternative software would be available if the existing license were terminated, termination could disrupt and could result in our inability to operate our business, including our ability to effectively review medical bills.

If we lose key personnel, the loss of that personnel will impair our ability to implement our strategy.

  Our success depends in large part on the services of our senior management team. We have employment contracts with all of our key personnel; however we do not maintain key man life insurance policies. In any case, the loss of any of our key executives could materially adversely affect us and seriously impair our ability to implement our strategy. Our ability to manage our anticipated growth will depend on our ability to identify, hire and retain additional qualified management personnel. We have recently experienced high employee turnover, which is typical in our industry, but our key personnel have remained with us. While we are able to offer competitive compensation to prospective employees, we may still be unsuccessful in attracting and retaining personnel and that failure could result in our growth declining and materially adversely affect our results of operations. See Item 10. "Directors and Executive Officers of the Registrant."

ITEM 2. PROPERTIES

  As of March 15, 2000, our principal corporate office is located in Addison, Texas. We lease 50,726 square feet of space in this site pursuant to a lease agreement expiring on February 28, 2005. We make annual rental payments under that lease of $1,222,368. Except for 13 properties owned by us, we lease all of our offices. Eleven of our offices are leased from Colonial Realty Trust, of which Lois E. Silverman, a former director of Concentra, is a trustee and beneficiary. We believe that our facilities are adequate for our current needs and that suitable additional space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

  The Company is aware of 1 consolidated lawsuit that was originally filed in 3 suits by alleged stockholders of CMC relating to CMC's merger with Yankee. All 3 lawsuits were filed in the Chancery Court for New Castle County, Delaware. Each lawsuit named CMC, its directors and Yankee as defendants. The plaintiffs in each lawsuit sought to represent a putative class of all public holders of CMC common stock. The lawsuits sought among other things, preliminary and permanent injunctive relief prohibiting consummation of the merger, unspecified damages, attorneys' fees and other relief. Prior to the merger, CMC reached an agreement in principle to settle such litigation. In connection with the settlement, CMC amended the proxy statement mailed to its stockholders to disclose prior to the merger the relationship between CMC, WCAS and the individuals affiliated with WCAS. In return, CMC, WCAS and their respective affiliates, officers, directors and other representatives have been released from all claims of the class. Under the terms of the settlement, the defendants agreed to pay up to $325,000 in court-awarded attorney's fees and expenses. On March 17, 2000, the Delaware court entered a final judgment dismissing all claims in accordance with the settlement.

  The Company is party to certain other claims and litigation in the ordinary course of business. Other than as described in the preceding paragraph, the Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of 1999, no matter was submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  As a result of the 1999 merger and our recapitalization in August 1999, neither Concentra Operating nor CMC has publicly held shares outstanding.

ITEM 6. SELECTED FINANCIAL DATA

  Selected Financial Data is included in this Form 10-K in Note 13, Selected Financial Data, to the Company's Consolidated Financial Statements on page F-23.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This section contains certain forward-looking statements that are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these "forward-looking statements" (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act) by words and phrases such as "anticipates," "plans," "believes," "estimates," "expects," "will be developed and implemented," and similar expressions. Readers are cautioned not to place undue reliance on these forward looking statements. These forward-looking statements are subject to risks and uncertainties, and future events could cause the Company's actual results, performance, or achievements to differ materially from those expressed in, or implied by, these statements. These risks and uncertanties include, but are not limited to, general industry and economic conditions; shifts in customer demands; the ability to manage business growth and diversification; the ability to identify suitable acquisition candidates or joint venture relationships for expansion and consummating such matters on favorable terms; the ability to attract and retain qualified professionals and other employees to expand and complement the Company's services; the effectiveness of the Company's information systems and controls; the ability to meet the Company's debt, interest and operating lease payment obligations; possible litigation and legal liability in the course of operations; fluctuations in interest and tax rates; strategies pursued by competitors; restrictions imposed by government regulation; and changes in the industry resulting from changes in workers' compensation laws, regulations and in the healthcare environment generally. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events, or otherwise.

Recapitalization Transaction

  On August 17, 1999, Concentra Managed Care, Inc. ("CMC") merged with Yankee Acquisition Corp. ("Yankee"), a corporation formed by Welsh, Carson, Anderson & Stowe ("WCAS"), a 14.9% stockholder of CMC. As a result of the merger, 41,056,966 shares of CMC common stock were converted to $16.50 per share in cash. The remaining 6,343,203 shares held by Yankee were not converted. WCAS acquired approximately 86%, funds managed by Ferrer Freeman Thompson & Co. ("Ferrer Freeman") acquired approximately 7%, and other investors acquired approximately 7% of the post-merger shares of common stock of CMC, Concentra Operating's parent company, for $16.50 per share. Simultaneous with the right to receive cash for shares, Yankee merged with and into CMC and CMC contributed all of its operating assets, liabilities and shares in its subsidiaries, including Concentra Health Services, Inc., Concentra Managed Care Services, Inc. and Concentra Preferred Systems, Inc., with the exception of $110 million of 14% Senior Discount Debentures due 2010 and $327.7 million of 6.0% and 4.5% Convertible Subordinated Notes, to Concentra Operating, a wholly-owned subsidiary of CMC. The 6.0% and 4.5% Convertible Subordinated Notes were substantially retired during the third quarter of 1999 as a result of the merger. The merger was accounted for as a recapitalization transaction, with no changes to the basis of assets, liabilities or shares in its subsidiaries, including Concentra Health Services, Inc. and Concentra Managed Care Services, Inc.

  The merger transaction was valued at approximately $1.1 billion, including the refinancing of $327.7 million of the 6.0% and 4.5% convertible subordinated notes that were tendered during the third quarter. To finance the acquisition of CMC, WCAS, Ferrer Freeman, and the other investors invested approximately $423.7 million in equity financing, including the value of shares already owned by WCAS, and $110.0 million of 14% senior discount debentures due 2010 with warrants issued by CMC exercisable for its common shares. Concentra Operating received from various lenders $375.0 million in term loans, a $100.0 million revolving credit facility to replace the pre-merger revolving credit facility and $190.0 million of 13% series A senior subordinated notes due 2009. Concentra Operating excess cash balances funded merger and financing related fees and expenses and related employee stock option exercises and cancellation payments.

  Concentra Operating incurred $18.0 million of deferred financing fees for the issuance of the merger-related financing and recorded a non-recurring charge of $54.4 million in the third quarter of 1999 incurred primarily for fees, expenses and other non-recurring charges associated with the merger. Through December 31, 1999, we paid approximately $17.9 million for professional fees and services, $14.5 million for employee-related stock option exercises and cancellations, $10.5 million for a WCAS transaction fee for advisory and consulting services provided to us in connection with the merger and the related financing, $1.5 million of other personnel-related costs and $1.8 million of other non-recurring charges, and used $5.5 million for non-cash deferred compensation expense related to the accelerated vesting and issuance of 210,000 shares of restricted stock. At December 31, 1999, approximately $2.7 million of the non-recurring charge remains for professional fees and services and other non-recurring items incurred in connection with the merger.

Overview

  CMC was formed on August 29, 1997 through the merger of OccuSystems, Inc. and CRA Managed Care, Inc. That merger was a tax-free stock for stock exchange accounted for as a pooling-of-interests. As discussed above, following the 1999 merger with Yankee, CMC contributed all of its assets and shares in its subsidiaries, including Concentra Health Services, Inc. and Concentra Managed Care Services, Inc., to Concentra Operating, a wholly-owned subsidiary of CMC.

  Throughout this report, we refer to Concentra Health Services, Inc. as Health Services and Concentra Managed Care Services, Inc. as Managed Care Services. The following represents a discussion and analysis of the operations of CMC through August 17, 1999 and of Concentra Operating from August 18, 1999 through December 31, 1999. CMC and Concentra Operating are presented together, since they represent the same reporting entity for the periods presented.

  Through Health Services, we manage occupational healthcare centers at which we provide support personnel, marketing, information systems, and management services to our affiliated physicians. Health Services, and the joint ventures which Health Services controls, own all of the operating assets of our occupational healthcare centers, including leasehold interests and medical equipment. At our centers, we generate net patient service revenues primarily from the diagnosis, treatment and management of work-related injuries and illnesses and from other occupational healthcare services, such as employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. For the years ended December 31, 1997, 1998 and 1999, Health Services derived 63.5%, 63.1%, and 63.3% of its net revenues from the treatment of work-related injuries and illnesses, respectively, and 36.5%, 36.9% and 36.7% of its net revenues from non-injury related medical services, respectively.

  Physician and physical therapy services are provided at our centers under management agreements with affiliated physician associations. These associations or groups are organized professional corporations that hire licensed physicians and physical therapists to provide medical services to our centers' patients. Health Services has a nominee shareholder relationship with each group as defined in EITF 97-2, "Application of APB Opinion No. 16 and FASB Statement No. 94 to Physician Practice Entities," and as a result, the financial statements of each affiliated physician group are consolidated.
Specifically:

  . Health Services can at all times establish or effect change in the nominee shareholder;

  . Health Services can cause a change in the nominee shareholder an unlimited number of times;

  . Health Services has sole discretion without cause to establish or change the nominee shareholder;

  . Health Services and each physician group would incur no more than a nominal cost to cause a change in the nominee shareholder; and

  . neither Health Services nor the physician groups are subject to any significant adverse impact upon a change in the nominee shareholder.

  The management fees we collect from each physician group are calculated as collected revenue net of compensation, benefits and other expenses incurred by the groups.

  Through Managed Care Services, we provide specialized cost containment and field case management services designed to reduce costs associated with workers' compensation, disability and automobile accident coverage. Managed Care Services earns most of its revenues on a fee-for-service or percentage-of-savings basis. The specialized cost containment services we provide include our:

  .  out-of-network bill review services;

  . first-report-of-injury, utilization management, precertification and concurrent review;

  .  retrospective medical bill review;

  .  telephonic case management;

  . preferred provider organizations, or preferred provider organization network access;

  .  independent medical examinations; and

  .  peer reviews.

  We have designed each service to reduce the cost of workers' compensation claims, automobile accident injury claims and group health claims.

  On February 24, 1998, we merged CMC with Preferred Payment Systems, Inc. in a pooling-of-interests transaction. This merger significantly expanded our presence in the out-of-network group health bill review market. Preferred Payment Systems, now operating as Concentra Preferred Systems, Inc. ("CPS"), is a nationwide provider of specialized cost containment and outsourcing services for healthcare payors. In the first quarter of 1998, we recorded a non-recurring charge of $12.6 million primarily associated with our merger with Preferred Payment Systems. Managed Care Services has also experienced significant growth in its specialized cost containment services by virtue of the acquisitions of:

  .  Focus Healthcare Management, Inc. on April 2, 1996;

  .  Prompt Associates, Inc. on October 29, 1996;

  .  First Notice Systems, Inc. on June 4, 1997;

  . About Health, Inc. by Preferred Payment Systems in a two-step transaction on August 1, 1997 and October 31, 1997; and

  .  other smaller acquisitions.

  Our field case management services involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters to assist in maximizing medical improvement and, where appropriate, to expedite their return to work. Our field case management gross profit margins deteriorated in the second half of 1998 and we reorganized field case management services in the fourth quarter of 1998. The reorganization was designed to improve efficiency through facility consolidations and related headcount reductions. In connection with our reorganization, we recorded a non-recurring charge of $20.5 million related to the reorganization, settling claims on 6 expired contracts and for the write-off of assets, including customer lists, the value of the trained workforce and furniture and fixtures we acquired from an insurance carrier associated with a contract which we subsequently determined to be unprofitable. We believe that the current size of our field case management office network is sufficient to serve the needs of our nationwide customers. As a result, we anticipate opening only a few new field case management offices per year if client needs in selected regions require it. We would, however, examine the possibility of acquiring additional field case management offices or businesses if an appropriate strategic opportunity were to arise.

  The following table provides certain information concerning our service locations:

                                                   Year Ended December 31,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   --------  --------  -------
Service locations at the end of the period:
Occupational healthcare centers(1)...............       140       156      209
Cost containment services offices(2).............        83        85       61
Field case management offices(3).................       123        89       81
Occupational healthcare centers acquired during
 the period(4)...................................        22        12       53
Occupational healthcare centers developed during
 the period......................................         8         4      --
Number of affiliated physicians at the end of the
 period..........................................       252       278      362
Occupational healthcare centers--same market
 revenue growth(5)...............................      11.0%     11.4%     8.1%

--------
(1) Does not include the assets of the occupational healthcare centers which were acquired and subsequently divested or consolidated into existing centers within the same market during the period.
(2) The decline in cost containment services offices in 1999 is primarily due to a facility consolidation in the fourth quarter of 1999.
(3) The decline in field case management offices in 1998 is primarily due to the fourth quarter of 1998 reorganization which included facility consolidations. The 1999 decline is primarily due to a facility consolidation in the fourth quarter of 1999.
(4) Represents occupational healthcare centers which were acquired during each period presented and not subsequently divested.
(5) Occupational healthcare centers same market revenue growth sets forth the aggregate net change in revenue from the prior period for all markets in which Health Services has operated healthcare centers for longer than one year (excluding revenue growth due to acquisitons of additional centers).

Results of Operations for the Years Ended December 31, 1999 and 1998

Revenues

  Our total revenues increased 11.5% in 1999 to $681.4 million from $611.1 million in 1998. Health Services' revenues increased 27.2% in 1999 to $330.1 million from $259.5 million in 1998. Managed Care Services' revenues decreased 0.1% in 1999 to $351.3 million as specialized cost containment revenues increased 11.1% in 1999 to $204.1 million from $183.7 million in 1998, and field case management revenues decreased 12.2% in 1999 to $147.3 million from $167.8 million in 1998.

  Health Services' revenue growth resulted primarily from the acquisition of practices and an increase of business in existing markets. While the Company acquired a greater number of practices during 1999 than in previous years, contributing to higher total revenue growth, the Company experienced same market revenue growth of 8.1% which was lower than the 11.4% experienced during 1998. The Company believes that this lower same market revenue growth is due in part to factors which include:

  . indirect effects related to the integration of the Company's newly acquired centers;

  . the training and relative performance of the Company's sales and marketing group;

  .  the maturity of the Company's individual centers;

  .  national injury rates; and

  .  effects of weather conditions on national injuries.

  We anticipate that the same market revenue growth will stabilize at current levels.

  The increase in specialized cost containment revenue is largely attributable to growth in:

  .  our growth in out-of-network bill review services;

  .  preferred provider organization network access fees;

  .  first report of injury services; and

  .  telephonic case management services in existing locations.

  The decrease in field case management revenue is primarily attributable to a reorganization of the division in the fourth quarter of 1998 to improve efficiency through facility consolidations and related headcount reductions, to decreases in business volume and, to a lessor extent, to a change in the way that a portion of the Company's case management services are provided. Because this reorganization created customer uncertainty as to the eventual effects of the acquisition of the Company by Yankee and due to related marketing efforts by competitors, the Company experienced a general decline in business volume in its case management business during 1999. Additionally, prior to 1999, the field case management business was generally handled on a "full" case management approach, where all tasks were bundled as a single package. In an effort to increase efficiency and better service its customer base, the field case management business has increasingly provided a portion of its services under a "task-based" approach, where the customer selects the specific tasks field case management performs. This new approach has caused a reduction in the billable hours per case and has thereby decreased field case management revenue. We anticipate billable hours per case will continue to decrease with the continued increase in the portion of the Company's services being provided under a "task-based" approach, although this decrease and its corresponding decrease in revenue may be somewhat mitigated or overcome by increases in case volume as demand for this new approach increases.

  Our total contractual allowances, related to Health Services and CPS, offset against revenues during the years ended December 31, 1999 and 1998 were $27.8 million and $16.1 million, respectively.

Cost of Services

  Our total cost of services increased 13.9% in 1999 to $534.5 million from $469.3 million in 1998. Health Services' cost of sales increased 31.8% in 1999 to $265.1 million from $201.2 million in 1998 while Managed Care Services' cost of services increased 0.5% in 1999 to $269.4 million from $268.1 million in 1998.

  Our total gross profit margin decreased to 21.6% in 1999 compared to 23.2% in 1998. Health Services' gross profit margin decreased to 19.7% in 1999 compared to 22.5% in 1998 while Managed Care Services' gross profit margin decreased slightly to 23.3% in 1999 compared to 23.7% in 1998.

  Health Services' gross profit margin decreased primarily as a result of:

  . the impact of lower margins from practices recently acquired and developed;

  .  an increase in the benefits cost for health service employees;

  . costs associated with the start-up of a new drug-screening lab facility in Memphis, Tennessee; and

  . an acceleration in the roll-out of patient tracking and billing systems into the medical centers, which resulted in additional depreciation expenses related to those systems this year over last year.

  In 1999, Health Services acquired 53 clinics in 20 acquisitions. Historically, as we consolidate certain functions, make other staff-related changes and increase patient volume, the margins of our acquired or developed practices have tended to improve. We will continue to pursue acquisitions of clinics in 2000 that complement our existing centers.

  Managed Care Services' gross profit margins decreased slightly in 1999 due primarily to a slowdown in field case management revenue and a decrease in provider bill review and claims review gross profit margins, partially offset by an increase in specialized cost containment services revenue which has historically had higher gross profit margins than field case management.

  Provider bill review gross profit margins decreased primarily due to:

  . reduced productivity associated with implementation of a year 2000 compliant version of this business unit's software;

  . an increase in software maintenance fees associated with a third party software supplier;

  .  pricing concessions made in the second half of 1998; and

  . an increase of approximately $380,000, primarily related to the provision for billing adjustments as a result of our experience related to the billing and collection of revenue.

  We expect the gross profit margin for provider bill review to continue to be negatively affected for 2000 due to the impact of certain pricing concessions and due to an increase in software maintenance fees associated with a third party software supplier. We continue to review procedures and systems for provider bill review services to identify and resolve small variances in customer payments. We also regularly review the status of accounts receivable and adjust our reserves as necessary. We do not anticipate that these adjustments will have a material negative impact on future gross profit margins or liquidity.

General and Administrative Expenses

  General and administrative expenses increased 44.2% in 1999 to $65.3 million from $45.3 million in 1998, or 9.6% and 7.4% as a percentage of revenue for 1999 and 1998, respectively. The increase in general and administrative expenses in 1999 was due primarily to the continued investment in the Information Services and Technology Group and in accounting and administrative personnel.

Amortization of Intangibles

  Amortization of intangibles increased 59.3% in 1999 to $12.9 million from $8.1 million in 1998, or 1.9% and 1.3% as a percentage of revenue for 1999 and 1998, respectively. The increase is primarily the result of a prospective change in the amortization period of goodwill and the amortization of additional intangible assets such as goodwill, customer lists and assembled workforces primarily associated with acquisitions by Health Services.

  We have historically amortized goodwill over periods ranging from 30 to 40 years. Effective January 1, 1999, we changed our policy, on a prospective basis, with respect to the amortization of goodwill. All existing and future goodwill will be amortized over a period not to exceed 25 years. Had we adopted this policy at the beginning of 1998, amortization for the year ended December 31, 1998 would have increased approximately $3.3 million. As of December 31, 1999, net intangible assets consisted of the following (amounts in thousands):

   Goodwill, amortization period of 25 years......................... $322,699
   Customer lists, amortization period of 7 years....................    1,087
   Assembled workforce, amortization period of 5 years...............    1,198
                                                                      --------
   Total intangible assets, weighted average amortization period of
    24.9 years....................................................... $324,984
                                                                      ========

Non-Recurring Charge

  In the first quarter of 1998, we recorded a non-recurring charge of $12.6 million primarily associated with the merger of Preferred Payment Systems. Through December 31, 1999, we had paid approximately $5.6 million for professional fees and services, $2.7 million in costs associated with personnel reductions, $0.8 million in facility consolidations and closings, specifically the payment of lease obligations related to these facilities, $1.5 million associated with the write-off of deferred financing fees on Preferred Payment Systems indebtedness retired and $1.5 million of other non-recurring costs. At December 31, 1999, approximately $0.5 million of the non-recurring charge remains, primarily related to remaining facility lease obligations with terms expiring through March 2003.

  In the fourth quarter of 1998, we recorded a non-recurring charge of $20.5 million primarily associated with the reorganization of our Managed Care Services division to improve efficiency through facility consolidations and related headcount reductions. The charge related to the reorganization, settling claims on six expired contracts and the write-off of assets, including customer lists, the value of the trained work force and furniture and fixtures we acquired from an insurance carrier associated with a contract which we subsequently determined to be unprofitable. Through December 31, 1999, we had incurred approximately $7.4 million in charges for the write-off of assets related to the acquired contract and paid $3.9 million in costs associated with personnel reductions, $1.0 million in costs associated with settling claims on other expired contracts, $4.5 million in facility consolidations and $0.2 million of other non-recurring costs. At December 31, 1999, approximately $3.5 million of the non-recurring charge remains, primarily related to remaining facility lease obligations with terms expiring through November 2003 and costs associated with settling claims on other expired contracts.

  In the third quarter of 1999, we recorded a non-recurring charge of $54.4 million primarily for fees, expenses and other non-recurring charges associated with the merger. Through December 31, 1999, we had paid approximately $17.9 million for professional fees and services, including legal, accounting and regulatory fees, $14.5 million for employee related stock option exercises and cancellations, $10.5 million for a Welsh Carson transaction fee for advisory and consulting services provided to us in connection with the merger and related financing, $1.5 million of other personnel-related costs, and $1.8 million of other non-recurring charges and incurred approximately $5.5 million in non-cash charges for deferred compensation expense related to the accelerated vesting and issuance of 210,000 shares of restricted stock. At December 31, 1999, approximately $2.7 million of the non-recurring charge remains for professional fees and services and other non-recurring charges. We anticipate that the majority of this remaining charge will be used over the next 12 months.

Interest Expense

  Interest expense increased $17.8 million in 1999 to $35.8 million from $18.0 million in 1998 due primarily to increased outstanding borrowings from the issuance of $565.0 million in merger-related financing with annual interest rates ranging from 8.5% to 13.0%. This increase was partially offset by the retirement of substantially all of the $327.7 million of 6.0% and 4.5% convertible subordinated notes. We expect interest expense to be approximately $68 million in 2000 as a result of our increased borrowings being outstanding for a full year and, to a lesser extent, because of the interest rate increase under the terms of our recently amended Credit Facility. See "Liquidity and Capital Resources."

Interest Income

  Interest income decreased $1.8 million in 1999 to $2.9 million from $4.7 million in 1998 primarily as a result of excess cash being used to complete the merger transaction and to pay related fees and expenses. The decline in interest income was also impacted by the increase in our investment of excess cash in 1998 as a result of the net proceeds of $223.6 million from the March and April 1998 issuance of the 4.5% convertible subordinated notes after the payment of approximately $122.0 million of outstanding borrowings under the senior credit facility, debt assumed in the merger with Preferred Payment Systems, and the payment to Preferred Payment Systems' dissenting shareholders.

Other, net

  Other income increased $0.4 million in 1999 to $0.4 million in other income from $44,000 in other expense in 1998. Other income and expense, net primarily relates to minority interests.

Provision for Income Taxes

  We recorded a tax provision of $8.3 million in 1999 versus a tax provision of $19.3 million in 1998. The effective tax rate was 45.3% and 46.2% in 1999 and 1998, respectively. Excluding the tax effects of the non-recurring charges, the effective tax rate would have been 46.3% and 41.0% for 1999 and 1998, respectively. The above disparities in the effective tax rates excluding the tax effects of the non-recurring charges are the result of the impact of the non-deductibility of certain fees and expenses associated with the merger in 1999 and the Preferred Payment Systems merger in 1998. We expect to continue to provide for taxes at an effective tax rate of approximately 46% for next year as the increase in interest expense and goodwill amortization from the change in the amortization period to 25 years results in lower pre-tax earnings while expense items not deductible for tax, such as goodwill and non-deductible meals and entertainment, result in a higher tax provision.

Results of Operations for the Years Ended December 31, 1998 and 1997

Revenues

  Our total revenues increased 24.9% in 1998 to $611.1 million from $489.3 million in 1997. Health Services' revenues increased 24.9% in 1998 to $259.5 million from $207.7 million in 1997. Managed Care Services' revenues increased 24.8% in 1998 to $351.6 million from $281.6 million in 1997, as our specialized cost containment revenues increased 28.6% in 1998 to $183.7 million from $142.9 million in 1997 and our field case management revenues increased 21.0% in 1998 to $167.8 million from $138.7 million in 1997.

  Health Services' revenue growth was due to:

  .  our acquisition of 16 occupational healthcare centers;

  . our management of an additional 4 occupational healthcare centers pursuant to a management contract acquired in the fourth quarter of 1997;

  .  an increase in business in our existing markets;

  .  development of sites in new markets; and

  .  an increase in our consulting and other ancillary services.

  Managed Care Services' specialized cost containment revenue growth was largely attributable to:

  . the growth of Preferred Payment Systems through its acquisition of About Health, First Notice Systems and other immaterial entities; and

  . the growth in retrospective medical bill review, telephonic case management and claims reviews services in our existing service locations.

  Managed Care Services' field case management revenue growth was primarily due to the business we generated from two field case management acquisitions and the continued growth in revenues from our existing service locations.

  Our total contractual allowances offset against revenues during the years ended December 31, 1998 and 1997 were $16.1 million and $14.7 million, respectively.

Cost of Services

  Our total cost of services increased 25.9% in 1998 to $469.3 million from $372.6 million in 1997. Health Services' cost of services increased 29.5% in 1998 to $201.2 million from $155.4 million in 1997, while Managed Care Services' cost of services increased 23.4% in 1998 to $268.1 million from $217.3 million in 1997.

  Our total gross profit margins decreased slightly to 23.2% in 1998 compared to 23.8% in 1997. Health Services' gross profit margins decreased to 22.5% in 1998 compared to 25.2% in 1997, while Managed Care Services' gross profit margins increased to 23.7% in 1998 compared to 22.9% in 1997.

  Health Services' gross profit margins decreased principally because of:

  . an acceleration in the roll-out of patient tracking and billing systems into our occupational healthcare centers;

  .  increased spending on marketing and facility improvements; and

  . the impact of lower gross profit margins from practices recently acquired and developed.

  Managed Care Services recognized improvement in gross profit margins primarily because of a shift in its revenue mix towards specialized cost containment services, including the services provided by Preferred Payment Systems, About Health, and First Notice Systems. Revenues from these services have historically had higher gross profit margins than revenues derived from field case management. Although gross profit margins improved slightly in 1998, they were negatively affected by a decrease in provider bill review gross profit margins and a slow down in the growth of field case management revenues and resulting gross profit margins. The provider bill review gross profit margins decrease was due primarily to start-up costs, pricing concessions on new customers and an increase in the level of uncollectible accounts receivable charges.

General and Administrative Expenses

  Our general and administrative expenses increased 13.8% in 1998 to $45.3 million from $39.8 million in 1997, or 7.4% and 8.1% as a percentage of revenue for 1998 and 1997, respectively. The increase in general and administrative expenses in 1998 were due primarily to the continued investment in our Information Services and Technology Group and in our accounting and administrative personnel.

Amortization of Intangibles

  Our amortization of intangibles increased 37.4% in 1998 to $8.1 million from $5.9 million in 1997, or 1.3% and 1.2% as a percentage of revenues for 1998 and 1997, respectively. This increase was the result of amortizing additional intangible assets such as:

  .  goodwill;

  . customer lists and assembled workforces primarily associated with the purchases of First Notice Systems and About Health by Preferred Payment Systems;

  .  certain occupational healthcare centers from Vencor, Inc.; and

  .  various smaller acquisitions by Health Services.

Non-recurring Charge

  We recorded non-recurring charges for the years ended December 31, 1998 and 1997 of $33.1 million and $38.6 million, respectively.

  In the first quarter of 1998, we recorded a non-recurring charge of $12.6 million because of our merger of Preferred Payment Systems. The utilization of this charge through December 31, 1998, was approximately:

  .  $5.1 million for professional fees and services;

  .  $2.4 million in costs associated with personnel reductions;

  .  $0.7 million in facility consolidations and closings;

  . $1.6 million associated with the write-off of deferred financing fees on Preferred Payment; and

  .  $1.3 million of other non-recurring costs.

  In the fourth quarter of 1998, we recorded a non-recurring charge of $20.5 million primarily associated with our reorganization of Managed Care Services. The utilization of this charge through December 31, 1998 was approximately:

  . $7.4 million in charges related to the recognition of an impairment loss on the intangible related to an acquired contract;

  .  $2.5 million in costs associated with personnel reductions; and

  .  $1.1 million in facility consolidations.

  Our reorganization plan for Managed Care Services, including headcount reductions and facility consolidations, was developed between early September and the end of October 1998. We carried out the reorganization plan in late October and early November 1998 with the headcount reductions of 168 employees completed and most of the facility consolidations completed or underway in the fourth quarter of 1998. The restructuring plan has not changed significantly from our original estimate since most of the actions were completed or underway by December 31, 1998.

  In the third quarter of 1997, we recorded a non-recurring charge of $38.6 million associated with the merger of CRA and OccuSystems. We finalized our merger and transition plan during the third quarter of 1997 with much of the detailed planning occurring in August and September 1997, prior to the end of the quarter. The merger and transition plan was approved by senior management in September 1997 and we identified all significant actions to be taken, including reductions in duplicative personnel. The utilization of this charge through December 31, 1998, was approximately:

  .  $11.6 million for professional fees and services;

  . $16.2 million in costs associated with personnel reductions and the consolidation of CRA's and OccuSystems' employee benefits;

  .  $5.9 million in facility consolidations and closings;

  .  $2.5 million for the write-off of start-up costs; and

  .  $2.4 million of other charges.

Interest Expense

  Our interest expense increased $5.4 million in 1998 to $18.0 million from $12.7 million in 1997 due primarily to our higher outstanding borrowings under our existing credit facilities to finance acquisitions and the issuance of our 4.5% convertible subordinated notes, offset by the repayment of borrowings under our existing credit facility and debt assumed in our merger with Preferred Payment Systems.

Interest Income

  Our interest income increased $2.4 million in 1998 to $4.7 million from $2.3 million in 1997 due principally the increase in our investment of excess cash as a result of the receipt of $223.6 million in net proceeds from the issuance of our 4.5% convertible subordinated notes after the payment of:

  . approximately $122.0 million of outstanding borrowings under our existing credit facility;

  .  debt assumed in the merger of Preferred Payment Systems; and

  .  the payment to Preferred Payment Systems dissenting shareholders.

Other Expense, Net

  Our other expense, net primarily consisted of minority investors earnings in consolidated affiliates of $0.5 million and amortization of start-up costs of $0.3 million in 1997, partially offset by earnings in unconsolidated affiliates.

Provision for Income Taxes

  Our provision for income taxes in 1998 and 1997 was $19.3 million and $11.1 million, respectively. On a pro forma basis, giving effect to the Preferred Payment Systems merger, our provision for income taxes in 1998 and 1997 would have been $19.3 million and $13.9 million, respectively. This would have resulted in pro forma effective tax rates of 46.2% and 65.9%, respectively. Excluding the tax effects of our non-recurring charges in the third quarter of 1997, the first quarter of 1998 and the fourth quarter of 1998, the pro forma effective tax rate would have been 41.0% for 1998 and 39.3% for 1997.

Seasonality

  Our business is seasonal in nature. Patient visits at our Health Services' medical centers are lower in the first and fourth quarters primarily because of fewer occupational injuries and illnesses during those time periods due to plant closings, vacations, weather and holidays. In addition, since employers generally hire fewer employees in the fourth quarter, the number of pre-placement physical examinations and drug and alcohol tests conducted at the medical centers during that quarter is further reduced. Additionally, Managed Care Services' field case management revenues are usually lower in the fourth quarter compared to the third quarter due to the impact of vacations and holidays. In a manner somewhat similar, although less pronounced, the first and fourth quarters generally reflect lower revenues when compared to our second and third quarters.

Impact Of The Year 2000

  In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of our systems. As a result of those planning and implementation efforts, we have not experienced any significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties.

  The total cost of implementing our Year 2000 Program was $3.9 million. These costs were not significantly different from our current planned investment for information technology, and therefore, did not have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position. We made capital and noncapital investments in the Information Services and Technology Group of approximately $32.0 million in 1998 and approximately $34.7 million in 1999. Of this investment, our Year 2000 Program Office incurred expenses of approximately $2.1 million through December 31, 1999, primarily associated with the engagement of outside consultants to assist in the inventory, assessment and remediation of Year 2000 affected areas. Any remaining expense relating to other remediation efforts will be charged to expense as incurred. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Liquidity and Capital Resources

  Cash flows generated from operations were $28.3 million, $34.9 million and a net use of $0.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. During 1999, working capital used $2.5 million of cash primarily due to an increase in accounts receivable of $19.2 million, offset by a decrease in prepaid expenses and income taxes of $8.7 million and an increase in accounts payable, accrued expenses and income taxes of $13.0 million. Accounts receivable increased primarily due to continued revenue growth, while accounts payable, accrued expenses and income taxes increased due to the timing of payments. Within the next twelve months, it is anticipated that approximately $4.5 million in cash payments will be made related to the non-recurring charges that occurred in the first quarter of 1998, fourth quarter of 1998 and the third quarter of 1999. These expenditures are anticipated to consist of $1.8 million of fees and other expenses related to the merger, $0.6 million of employee-related costs, $0.7 million of facility related costs, $1.3 million of costs associated with settling claims on certain expired contracts and $0.1 million of other costs.

  We used net cash of $55.2 million in connection with acquisitions and $36.0 million of cash to purchase property and equipment during 1999, the majority of which was spent on new computer hardware and software technology, partially offset by $15.5 million provided by the sale of marketable securities.

  Cash flows used by financing activities of $39.4 million in 1999 was due primarily to the payment of fees and expenses related to the merger and deferred finance fees related to the merger financing.

  Our capital and non-capital investment in the Information Services and Technology Group was approximately $34.7 million in 1999. We incur capital expenditures in the ordinary course of business for the purposes of information services and technology, improvements to leased facilities and equipment purchases necessary to support our growth. We currently anticipate that total capital expenditures over the next 12 months will be consistent with the past two years. We also do not anticipate any unusual material capital expenditures.

  We were in compliance with our covenants, including our financial covenant ratio tests, in 1999. On March 21, 2000, Concentra and its lenders amended its Credit Facility. Under the terms of the amended agreement, the financial compliance ratios have been modified to allow for increased leverage through September 2003 and decreased interest coverage through September 2004, as compared to the original agreement. In order to receive these amended ratios, the amended agreement provides for an interest rate increase of 0.75% on outstanding borrowings under the Credit Facility. We believe the amended agreement will enable Concentra to meet the terms of the financial compliance ratios for the foreseeable future. As a part of the amendment, the Company was also required to pay a fee of $1.7 million to lenders approving the amendment. The amendment fee will be capitalized as deferred financing costs and amortized over the remaining life of the Credit Facility. A failure to comply with these and other financial compliance ratios could cause an event of default under the Credit Facility which could result in an acceleration of the related indebtedness before the terms of that indebtedness otherwise requires us to pay that indebtedness. Such an acceleration would also constitute an event of default under the indenture relating to the 13% Series A Subordinated Notes and could also result in an acceleration of the 13% Series A Subordinated Notes before the indenture otherwise requires us to pay the notes.

  We currently believe that our cash balances, the cash flow generated from operations and our borrowing capacity under our revolving credit facility will be sufficient to fund our working capital, occupational healthcare center acquisitions and capital expenditure requirements for at least the next 12 months. Our long-term liquidity needs will consist of working capital and capital expenditure requirements, the funding of any future acquisitions, and repayment of borrowings under our revolving credit facility and the repayment of outstanding indebtedness. We intend to fund these long-term liquidity needs from the cash generated from operations, available borrowings under our revolving credit facility and, if necessary, future debt or equity financing. However, we cannot be certain that any future debt or equity financing will be available on terms favorable to us, or that our long term cash generated from operations will be sufficient to meet our long term obligations.

Legal Proceedings

  The Company is aware of 1 consolidated lawsuit that was originally filed in 3 suits by alleged stockholders of CMC relating to CMC's merger with Yankee. All 3 lawsuits were filed in the Chancery Court for New Castle County, Delaware. Each lawsuit named CMC, its directors and Yankee as defendants. The plaintiffs in each lawsuit sought to represent a putative class of all public holders of CMC common stock. The lawsuits sought among other things, preliminary and permanent injunctive relief prohibiting consummation of the merger, unspecified damages, attorneys' fees and other relief. Prior to the merger, CMC reached an agreement in principle to settle such litigation. In connection with the settlement, and prior to the merger, CMC amended the proxy statement mailed to its stockholders to disclose the relationship between CMC, WCAS and the individuals affiliated with WCAS. In return, CMC, WCAS and their respective affiliates, officers, directors and other representatives have been released from all claims of the class. Under the terms of the settlement, the defendants agreed to pay up to $325,000 in court-awarded attorney's fees and expenses. On March 17, 2000, the Delaware court entered a final judgment dismissing all claims in accordance with the settlement.

  The Company is party to certain other claims and litigation in the ordinary course of business. Other than as described in the preceding paragraph, the Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in interest rates. In order to manage this risk under the Credit Facility, we have entered into an interest rate hedge. We do not hold or issue derivative financial instruments for trading purposes and are not a party to any leveraged derivative transactions. Sensitivity analysis is one technique used to measure the impact of changes in the interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value or cash flows. For more information on the interest rate hedge, see Note 5 in the audited consolidated financial statements of the Company on page F-12.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The audited consolidated financial statements of the Company and other information required by this Item 8 are included in this Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Concentra Operating

  The directors and executive officers of Concentra Operating are identical to and hold identical positions as the persons identified below as directors and executive officers of CMC. They have served in these positions with Concentra Operating since August 17, 1999.

Concentra

  Executive officers of Concentra Operating and CMC are elected annually by the board of directors and serve until successors are duly elected and qualified. There are no arrangements or understandings between any officer and any other person under to which the officer was selected, and there are no family relationships between any of our executive officers or directors. The names, ages and positions of the executive officers and directors of Concentra Operating and CMC are listed below along with their business experience during at least the past 5 years.

Name                     Age                            Position
----                     ---                            --------
Daniel J. Thomas........  41 Director, President and Chief Executive Officer
Thomas E. Kiraly........  40 Executive Vice President, Chief Financial Officer and Treasurer
James M. Greenwood......  39 Executive Vice President Corporate Development
Richard A. Parr II......  41 Executive Vice President, General Counsel and Secretary
W. Tom Fogarty, M.D.....  52 Senior Vice President and Chief Medical Officer
Bradley T. Harslem......  48 Senior Vice President and Chief Information Officer
Paul B. Queally.........  35 Chairman and Director
John K. Carlyle.........  44 Director
Carlos Ferrer...........  45 Director
D. Scott Mackesy........  31 Director
Steven E. Nelson........  45 Director and President of Concentra Preferred Systems, Inc.
Andrew M. Paul..........  43 Director

  Daniel J. Thomas has served as a Director of CMC since January 1998 and of Concentra Operating since August 17, 1999. He has served as President and Chief Executive Officer of Concentra since September 1998, and he served as President and Chief Operating Officer of CMC from January 1998 until September 1998. He served as Executive Vice President and President of the Practice Management Services subsidiary of CMC from August 1997 until January 1998. He served as a director of OccuSystems, Inc. ("OccuSystems") and as its President and Chief Operating Officer from January 1997 to August 1997. From April 1993 through December 1996, Mr. Thomas served as OccuSystems' Executive Vice President and Chief Operating Officer. Prior to joining OccuSystems in 1993, Mr. Thomas served in various capacities with Medical Care International, Inc., most recently as its Senior Vice President and Divisional Director. Mr. Thomas is a certified public accountant.

  Thomas E. Kiraly has served as Executive Vice President, Chief Financial Officer and Treasurer of CMC since May 25, 1999. Prior to that time, Mr. Kiraly served as the principal accounting and financial officer of BRC Holdings, Inc. from December 1988 to May 1999. BRC Holdings, Inc., based in Dallas, Texas, was a diversified provider of specialized information systems and services to healthcare institutions and local governments and was acquired in February 1999 by Affiliated Computer Services, Inc., another Dallas, Texas based provider of information services. During his tenure at BRC Holdings, Inc., Mr. Kiraly held the titles of Executive Vice President and Chief Financial Officer from March 1994 through May 1999 and Vice President of Finance from December 1988 through March 1994. Prior to that time, Mr. Kiraly was a Senior Management

Consultant with Touche Ross & Co., a predecessor to Deloitte & Touche L.L.P., a national accounting firm, from May 1985 until December 1988.

  James M. Greenwood has served as Executive Vice President of Corporate Development of CMC since February 1998 and as Senior Vice President of Corporate Development of CMC from August 1997 to February 1998. He served as OccuSystems' Chief Financial Officer from 1993 when he joined OccuSystems as a Vice President until August 1997. Mr. Greenwood served as a Senior Vice President of OccuSystems since May 1994. From 1988 until he joined OccuSystems in 1993, Mr. Greenwood served in numerous positions with Bank One, Texas, N.A., and its predecessors, most recently as Senior Vice President and Manager of Mergers and Acquisitions.

  Richard A. Parr II has served as Executive Vice President, General Counsel and Secretary of CMC since August 1997. He served as OccuSystems' Executive Vice President, General Counsel and Secretary from August 1996 to August 1997. Prior to joining OccuSystems, Mr. Parr served as Vice President and Assistant General Counsel of OrNda HealthCorp, a national hospital management company, from April 1993 through August 1996 and as Associate General Counsel of OrNda HealthCorp from September 1991 through March 1993.

  W. Tom Fogarty, M.D. has served as Senior Vice President and Chief Medical Officer of CMC since August 1997. He served as OccuSystems' Senior Vice President and Chief Medical Officer from September 1995 to August 1997. From 1993 to September 1995, Dr. Fogarty served as Vice President and Medical Director of OccuSystems. From 1992 to 1993, he served as a Regional Medical Director of OccuSystems and, from 1985 until 1992, as a medical director of one of OccuSystems' centers.

  Bradley T. Harslem has served as Senior Vice President and Chief Information Officer of CMC since December 1999. Prior to joining CMC, Mr. Harslem served as Chief Information Officer and Chief Outbound Operations Officer for ITI Marketing Services in Omaha, from December 1996 until its sale to APAC Customer Services, where he served as Chief Information Officer until November 1999. From December 1993 until November 1996, Mr. Harslem served as Chief Information Officer for Greyhound Lines in Dallas. Prior to Greyhound, he worked for 18 years at American Airlines in both the Marketing and Sales Technology departments. Mr. Harslem's last positions at American Airlines included Vice President of Operations for the SABRE Travel Information Network and Vice President of SABRE Computer Services.

  Paul B. Queally has served as a director and the Chairman of CMC and Concentra Operating since August 17, 1999. He has served as a managing member or general partner of the respective sole general partner of WCAS and other associated investment partnerships since February 1996. Prior to joining WCAS in February 1996, Mr. Queally held various positions, including, most recently, General Partner, at The Sprout Group, a private equity affiliate of Donaldson, Lufkin & Jenrette, since 1987. He is Chairman of New American Healthcare Corp and a director of Medcath, Inc. and several private companies.

  John K. Carlyle has served as a Director of CMC since August 1997, as a director of Concentra Operating since August 17, 1999 , and as Chairman of CMC from September 1998 until August 17, 1999. Mr. Carlyle also served as Chairman of the Board of Directors of CMC from August 1997 to January 1998. Mr. Carlyle is currently President and CEO of MAGELLA Healthcare Corporation, a private physician practice management company devoted to the area of neonatology and perinatology. Mr. Carlyle served as OccuSystems' Chairman and Chief Executive Officer from January 1997 until August 1997. He joined OccuSystems in 1990 as its President and served in that capacity until December 1996. Mr. Carlyle served as the Chief Executive Officer and a director of OccuSystems from 1991 until August 1997. Mr. Carlyle has served as a director of National Surgery Centers, Inc., an owner and operator of free standing, multi-specialty ambulatory surgery centers, since 1991. He also serves as a director of several other private companies.

  Carlos Ferrer has served as a director of CMC and Concentra Operating since August 17, 1999. He has served as a member of the general partner of Ferrer Freeman Thompson & Co. since 1995. Prior to 1995 he was employed by Credit Suisse First Boston Corporation, as a Managing Director responsible for the firm's investment banking activities in the healthcare industry. He is a director of Sicor, Inc. and several private companies and is Chairman of the Board of Trustees of the Cancer Research Institute.

  D. Scott Mackesy has served as a director of CMC and Concentra Operating since August 17, 1999. He has served as an employee of WCA Management Corporation, an affiliate of WCAS since 1998. Prior to joining WCAS in 1998, Mr. Mackesy was employed from 1992 to 1998 by Morgan Stanley Dean Witter & Co., most recently as a Vice President in its investment research department.

  Steven E. Nelson has served as a director of CMC and Concentra Operating since August 17, 1999. He has served as President of Concentra Preferred Systems since August 1997. Prior to August 1997, Mr. Nelson served as President and Chief Executive Officer of Preferred Payment Systems, Inc. since 1990.

  Andrew M. Paul has served as a director of CMC and Concentra Operating since August 17, 1999. He has served as a managing member or general partner of the respective sole general partners of WCAS and other associated investment partnerships since 1984. He is a director of Centennial Healthcare Corporation, Accredo Health, Incorporated and several private companies.

Section 16(a) Beneficial Ownership Reporting Compliance

  Neither Concentra Operating nor CMC has any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"). Consequently, Section 16(a) of the Exchange Act no longer requires the Company's Directors, executive officers and persons who own more than 10% of the Company's Common Stock to file reports of holdings and transactions in Common Stock with the Securities and Exchange Commission. Based on Company records and other information with respect to the period during which the common stock of CMC was registered pursuant to Section 12 of the Exchange Act, the Company believes that all applicable Section 16(a) reporting requirements were complied with for all transactions which occurred in 1999.

ITEM 11. EXECUTIVE COMPENSATION

 Summary Compensation Table

  The following table summarizes the compensation paid to CMC's and Concentra Operating's Chief Executive Officer, CMC's former Chief Executive Officer, and the four most highly compensated executive officers of CMC and Concentra Operating other than the Chief Executive Officer and the former Chief Executive Officer who were serving as executive officers at the end of fiscal year 1999 during (a) fiscal year 1999 and 1998 by Concentra, and (b) fiscal year 1997 by CMC and its predecessors, CRA Managed Care, Inc. or OccuSystems, Inc. These executive officers are referred to as the named executive officers.

                                                          Long-term
                                                         Compensation
                                                            Awards
                                                          Securities
                                                          Underlying   All Other
                               Annual Compensation       Options/SARS Compensation
                         ------------------------------- ------------ ------------
Name and Principal
Position                 Year Salary ($)(1) Bonus ($)(2)    (#)(3)       ($)(4)
------------------       ---- ------------- ------------ ------------ ------------
Daniel J. Thomas.......  1999    400,000      200,000          --       191,918(5)
  President and Chief
   Executive             1998    294,241          --       250,000        3,276(6)
  Officer, Director      1997    248,807       65,000      130,000          198

James M. Greenwood.....  1999    270,000       80,000          --       165,341(7)
  Executive Vice
   President of          1998    247,495          --       250,000        3,250
  Corporate Development  1997    212,974       52,500       85,000          198

Richard A. Parr II.....  1999    250,000       70,000          --        52,281(8)
  Executive Vice
   President,            1998    230,000          --        30,000        5,718
  General Counsel and
   Secretary             1997    212,879       52,500       50,000          198

Thomas E. Kiraly (12)..  1999    138,462       25,000       89,803           74
  Executive Vice
   President, Chief      1998        --           --           --           --
  Financial Officer and
   Treasurer             1997        --           --           --           --

W. Tom Fogarty, M.D....  1999    260,000       40,000          --        84,062(9)
  Senior Vice President
   and Chief             1998    240,000          --        30,000        3,416
  Medical Officer        1997    223,671       55,000       75,000          864

Donald J. Larson.......  1999    575,000          --           --       187,043(10)
  Former Chairman,
   President and         1998    434,540          --           --         5,161(11)
  Chief Executive
   Officer               1997    320,204      116,500      100,000        3,200

Joseph F. Pesce (12)...  1999    156,587          --           --       940,159(13)
  Former Chief           1998    289,221          --       230,000        9,243
  Financial Officer      1997    245,096       86,500      130,000       12,720

--------
(1) Salaries for the currently employed named executives officers effective January 1, 2000, are $400,000 for Mr. Thomas, $0 for Mr. Pesce, $270,000 for Mr. Greenwood, $260,000 for Dr. Fogarty, $250,000 for Mr. Parr and $225,000 for Mr. Kiraly.
(2) Bonuses paid during August 1999 were related to activities performed by the individual in connection with the merger and were paid at the time of the closing of the merger.
(3) Represents long-term awards of options and restricted stock.
(4) Amounts shown represent, to the extent that the named executive officer participated in the Employee Stock Purchase and the 401(k) Plans, (a) the purchase discount on shares of CMC common stock purchased pursuant to CMC's Employee Stock Purchase Plan, (b) CMC's matching provision under CMC's 401(k) Plan and (c) premiums paid by Concentra for group term life insurance that is taxable compensation to the named executive officers.
(5) Amount includes payment of $191,285 for cancellation of 477,000 options at an option price of $19.50 to $33.8750.
(6) Excludes relocation related costs and benefits totaling $158,709 paid to Mr. Thomas in 1998 associated with his relocation from Dallas, Texas to Boston, Massachusetts.

(7) Amount includes payment of $164,575 for cancellation of 352,000 options at an option price of $19.50 to $32.6250.
(8) Amount includes payments of $51,260 for cancellation of 115,000 options at an option price of $23.1250 to $32.6250.
(9) Amount includes payment of $83,975 for cancellation of 112,000 options at an option price of $19.50 to $32.6250.
(10) Amount includes payment of $5,251 for continuation of medical benefits, and $160,592 for transfer of cash surrender value of split dollar life insurance policy.
(11) Excludes payments totaling $1,354,092 paid to Mr. Larson in connection with his resignation from CMC as its Chairman, President and Chief Executive Officer in September of 1997 comprised of salary continuation payments of $1,150,000, transfer of the cash surrender value of a split-dollar life insurance policy of $168,592, consulting fees of $25,000 and other benefits of $10,500.
(12) On May 7, 1999, Mr. Kiraly began employment with us. Effective May 25, 1999, Mr. Kiraly replaced Mr. Pesce as our Chief Financial Officer.
(13) Amount includes payment of $58,738 for transfer of cash surrender value of split dollar life insurance policy and $825,000 severance.

Option and Restricted Stock Grants in 1999

  The following tables set forth certain information concerning grants by CMC of stock options and restricted stock to each of the named executive officers during 1999. In accordance with the rules of the Securities and Exchange Commission, the potential realizable values under such options are shown based on assumed rates of annual compound stock price appreciation of 5% and 10% over the full option term from the date the option was granted.

                       Option Grants in Last Fiscal Year

                                                                             Potential
                                                                         Realizable Value
                                                                         at Assumed Annual
                                                                          Rates of Stock
                          Number of   % of Total                               Price
                         Securities    Options                           Appreciation for
                         Underlying   Granted to  Exercise or               Option Term
                           Options   Employees in Base Price  Expiration      ($)(2)
                         Granted (1) Fiscal Year   ($/Share)     Date      5%       10%
                         ----------- ------------ ----------- ---------- ------- ---------
Daniel J. Thomas........      --          --           --          --        --        --
James M. Greenwood......      --          --           --          --        --        --
Richard A. Parr II......      --          --           --          --        --        --
Thomas E. Kiraly........   89,803       12.85%       16.50     8/17/09   931,864 2,361,527
W. Tom Fogarty, M.D.....      --          --           --          --        --        --
Donald J. Larsen........      --          --           --          --        --        --
Joseph F. Pesce.........      --          --           --          --        --        --

--------
(1) The vesting of each option is cumulative, and no vested portion will expire until the expiration of the option. For vesting determination purposes, these options are divided into four classes, with Class I representing 40% of the grant, Class II representing 40% of the grant, Class III representing 10% of the grant, and Class IV representing 10% of the grant. Class I options vest over a five year period, with 20% of the Class I option vesting and becoming exercisable on January 1 in each of 2000, 2001, 2002, 2003, and 2004. The vesting of Class II, Class III, and Class IV options is based on the level of attainment of earnings before interest, taxes, depreciation, and amortization (EBITDA) growth objectives.

(2) These amounts represent certain assumed rates of appreciation only and are based on an original fair market value of $16.50 per share. Actual gains, if any, on stock option exercises will depend upon the future market for Concentra common stock and a price at which it can be sold.

             Long-Term Incentive Plans-Awards in Last Fiscal Year

                                                                                                  Potential
                                                                                              Realizable Value
                                                                                              at Assumed Annual
                                                                                               Rates of Stock
                                                                                                    Price
                               Number of                                                      Appreciation for
                         Securities Underlying                                                   Option Term
                           Awards Granted (#)         Performance    % of Total     Exercise       ($)(1)
                         --------------------------  Period Until  Options Granted   Price    -----------------
                           Stock        Restricted   Maturation or  to Employees   of Options
                          Options         Stock        Payout(2)   in Fiscal Year  ($/Shares)   5%       10%
                         ------------  ------------  ------------- --------------- ---------- ------- ---------
Daniel J. Thomas........          --            --           --           --           --         --        --
James M. Greenwood......          --            --           --           --           --         --        --
Richard A. Parr II......          --            --           --           --           --         --        --
Thomas E. Kiraly........       89,803             0    1999-2007        12.85%       16.50    931,864 2,361,527
W. Tom Fogarty, M.D. ...          --            --           --           --           --         --        --
Donald J. Larson........          --            --           --           --           --         --        --
Joseph F. Pesce.........          --            --           --           --           --         --        --

--------
(1) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises will depend upon the future market for Concentra common stock and a price at which it can be sold.
(2) The vesting of awards will be as described under footnote(1) of Long-Term Incentive Plans-Awards in Last Fiscal Year.

 Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-end Option and
                            Restricted Stock Values

  The named executive officers and other key employees of the Company have been granted new options to acquire up to 10.5% of CMC common stock at a price per share equal to $16.50 under CMC's 1999 Stock Option and Restricted Stock Purchase Plan. Some of these new options are non-qualified and vest 20% per year over a five year period; other options vest upon the achievement of certain performance criteria.

  The following table provides information about option exercises by the named executive officers during 1999 and the value realized by them (whether through CMC or one of its predecessors). The table also provides information about the number and value of options held by the named executive officers at December 31, 1999.

                                                        Number of Securities
                                                       Underlying Unexercised     Value of Unexercised
                                                          Options At Fiscal       In-The-Money Options
                            Shares                          Year End (#)        At Fiscal Year End ($)(2)
                         Acquired on       Value      ------------------------- -------------------------
Name                     Exercise (#) Realized ($)(1) Exercisable Unexercisable Exercisable Unexercisable
----                     ------------ --------------- ----------- ------------- ----------- -------------
Daniel J. Thomas........   225,000       2,262,500        --            --          --              --
James M. Greenwood......    24,750         408,375        --            --          --              --
Richard A. Parr II......       --              --         --            --          --              --
Thomas E. Kiraly........       --              --         --         89,803         --        1,481,750
W. Tom Fogarty, M.D.....    53,300         508,400        --            --          --              --
Donald J. Larson........       --              --         --            --          --              --
Joseph F. Pesce.........   105,547       1,191,785        --            --          --              --

--------
(1) Market value of underlying securities based on the closing price of CMC's common stock on the Nasdaq Stock Market on the date of exercise, August 17, 1999 at $16.50 per share, minus the exercise price.
(2) Market value of securities underlying in-the-money options based on the closing price of CMC's common stock on August 17, 1999 (the last trading day of the fiscal year) on the Nasdaq Stock Market of $16.50.

Compensation of Directors

  Concentra Operating. None of the directors of Concentra Operating received any remuneration from Concentra Operating for their attendance at board and committee meetings during 1999.

Other Compensation Arrangements

Employment Agreements

  Each of Daniel J. Thomas, Thomas E. Kiraly, James M. Greenwood, Richard A. Parr II, W. Tom Fogarty, M.D. and Bradley T. Harslem have entered into employment agreements between such individuals and CMC. The principal terms of these employment agreements are as follows:

  . each agreement has a term of 2 years, subject to automatic renewal for additional one-year terms, unless terminated in accordance with the agreement's terms;

  . each agreement provides for compensation consisting of base salary amounts, bonuses at the discretion of the board of directors of CMC and participation in any employee benefit plan adopted by us for our employees;

  . each agreement provides for a severance payment in the event of (1) termination by CMC without cause, or (2) resignation by the employee for good reason; consisting of two years' base salary for Mr. Thomas and 1 year's base salary for Messrs. Greenwood, Kiraly, Parr, Fogarty and Harslem; provided, however, if termination by Concentra occurs on or before August 17, 2000, each agreement provides for a severance payment consisting of 2 1/2 year's base salary for Mr. Thomas and two years' base salary for each of Messrs. Greenwood, Kiraly, Parr, Fogarty and Harslem.

Compensation Plans

1999 Long-Term Incentive Plan

General

  CMC's board and stockholders approved its 1999 Stock Option and Restricted Stock Purchase Plan (the "1999 Stock Plan") in August 1999. The purpose of the 1999 Stock Plan is to promote the interests of CMC and its subsidiaries and the interests of our stockholders by providing an opportunity to selected employees and officers of CMC and its subsidiaries and to other persons providing services to CMC and its subsidiaries to purchase CMC common stock. By encouraging such stock ownership, we seek to attract, retain and motivate such employees and other persons and to encourage such employees and other persons to devote their best efforts to our business and financial success. Under the 1999 Stock Plan, we may grant incentive stock options and non-qualified stock options and restricted stock purchase awards to purchase an aggregate of up to 3,750,000 shares of CMC common stock. The following summary describes the principal features of the 1999 Stock Plan and is qualified in its entirety by reference to the specific provisions of the 1999 Stock Plan, which is filed as an exhibit to this Report.

Description of 1999 Stock Plan

  Shares and Options Subject to Plan. The 1999 Stock Plan provides for the grant of options or awards to purchase an aggregate 3,750,000 shares of common stock, either in the form of incentive stock options intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986 (the "Code") or nonqualified stock options or restricted stock purchase awards. The 1999 Stock Plan includes provisions for adjustment of the number of shares of common stock available for grant of award thereunder and in the number of shares of common stock underlying outstanding options in the event of any stock splits, stock dividends or other relevant changes in the capitalization of CMC.

  Eligibility. Under the 1999 Stock Plan, employees, including officers, are eligible to receive grants of either incentive stock options structures to qualify under Section 422 of the Code, or nonqualified stock options and restricted stock purchase awards, both of which are not intended to meet the requirements of Code Section 422. Non-employee directors are eligible to be granted only nonqualified options and awards.

  Administration. Administration of the 1999 Stock Plan has been delegated to the Compensation Committee of CMC's Board of Directors (the "Compensation Committee"), consisting entirely of "Non-Employee Directors" within the meaning of the Securities Exchange Act of 1934, and "outside directors" within the meaning of the Code. The Compensation Committee, within the parameters of the 1999 Stock Plan, has authority to determine to whom options and awards are granted. All questions of interpretation or application of the 1999 Stock Plan are determined by the Compensation Committee, whose decisions are final and binding upon all participants.

  Terms of Options and Awards. Each option or award granted will be evidenced by a stock option or restricted stock purchase agreement.

  The Compensation Committee will fix the term and vesting provisions of all options granted pursuant to the 1999 Stock Plan.

  The exercise price of incentive stock options may not be less than 100% of the fair market value of the shares of common stock, as determined by the board or the Compensation Committee, as the case may be, on the date the option is granted. The exercise price of non-qualified stock options may not be less than 100% of the fair market value of the shares of common stock on the date the option is granted. In addition, the aggregate fair market value of the shares of stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. In addition, no incentive stock option shall be granted to an optionee who owns more than 10% of the total combined voting power for all classes of stock of Concentra, unless the exercise price is at least 110% of the fair market value of the shares of common stock and the exercise period does not exceed 5 years.

  Restricted stock purchase awards granted under the 1999 Stock Plan will be in such amounts and at such times as determined by the Compensation Committee. The purchase price, as well as the vesting provisions, of such awards shall be determined by the Compensation Committee and the purchase price may be equal to, less than or more than the fair market value of the shares of common stock to be awarded.

  Term of the 1999 Stock Plan. The 1999 Stock Plan will continue in effect until August 17, 2009 unless terminated prior to such date by the board.

Certain Federal Income Tax Consequences of the 1999 Stock Plan

  The tax consequences of incentive stock options, non-qualified stock options and restricted stock purchase awards are quite complex. Therefore, the description of tax consequences set forth below is necessarily general in nature and does not purport to be complete. Moreover, statutory provisions are subject to change, as are their interpretations, and their application may vary in individual circumstances. Finally, the tax consequences under applicable state and local income tax laws may not be the same as under the federal income tax laws.

  Incentive stock options granted pursuant to the 1999 Stock Plan are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Code. If an optionee does not dispose of the shares acquired pursuant to exercise of an incentive stock option within one year after the transfer of such shares to the optionee and within 2 years from grant of the option such optionee will recognize no taxable income as a result of the grant or exercise of such option. However, for alternative minimum tax purposes the optionee will recognize as an item of tax preference the difference between the fair market value of the shares received upon exercise and the exercise price. Any gain or loss that is subsequently recognized upon a sale or exchange of the shares may be treated by the optionee as long-term capital gain or loss, as the case may be. Concentra will not be entitled to a deduction for federal income tax purposes with respect to the issuance of an incentive stock option, the transfer of shares upon exercise of the option or the ultimate disposition of such shares provided the holding period requirements are satisfied.

  If shares received upon exercise of an incentive stock option are disposed of prior to satisfaction of the holding period requirements, the optionee generally will recognize taxable ordinary income, in the year in which such disqualifying disposition occurs, in an amount equal to the lesser of (1) the excess of the fair market value of the shares on the date of exercise over the exercise price, and (2) the gain recognized on such disposition. Such amount will ordinarily be deductible by Concentra for federal income tax purposes in the same year, provided that the company satisfies certain federal income tax information reporting requirements. In addition, the excess, if any, of the amount realized by the exercise of the incentive stock option will be treated as capital gain, long-term or short-term, depending on whether, after exercise of the option, the shares were held for more than one year.

  Non-qualified stock options may be granted under the 1999 Stock Plan. An optionee generally will not recognize any taxable income upon grant of a non-qualified stock option. The optionee will recognize taxable ordinary income, at the time of exercise of such option, in an amount equal to the excess of the fair market value of the shares on the date of exercise over the exercise price. Such amount will ordinary be deductible by Concentra in the same year, provided that Concentra satisfies certain federal income tax information reporting requirements. Any gain or loss that is subsequently recognized by the optionee upon a sale or exchange of the shares will be capital gain or loss, long-term or short-term, depending on whether, after the exercise of the option, the shares were held for more than one year prior to such sale or exchange.

  Restricted stock purchase awards may also be granted pursuant to the 1999 Stock Plan. A recipient of a restricted stock purchase award generally will not recognize taxable income upon the purchase of shares of restricted stock, unless he or she makes a timely election under Section 83(b) of the Code. Such a recipient, however, would recognize taxable ordinary income and the holding period for such shares would commence at the time that such shares become vested, in an amount equal to the excess of the fair market value of the shares at the time over the purchase price paid for such shares. If, on the other hand, the recipient makes a timely election under Section 83(b), he or she would recognize taxable ordinary income and the holding period for such shares would commence at the time of purchase, in an amount equal to the excess of the fair market value of the shares at that time, determined without regard to any transfer restrictions imposed on the shares, vesting provisions or any restrictions imposed by the securities laws, over the purchase price paid for such shares. In either case, Concentra should be entitled to a deduction in an amount equal to the ordinary income recognized by the recipient in the same year that the recipient recognized such income, provided that the company satisfies certain federal income tax information reporting requirements. Any gain or loss that is subsequently recognized by the recipient upon a sale or exchange of the shares will be capital gain or loss, long-term or short-term, depending on whether the shares were held for more than one year prior to such sale or exchange.

401(k) Plan

  CMC has a defined contribution retirement plan which complies with Section 401(k) of the Code. Substantially all employees of CMC and its subsidiaries, including certain officers and directors of Concentra Operating, who have completed six months of service are eligible to participate in the Concentra Managed Care, Inc. 401(k) Plan. Generally, employees may contribute amounts up to a maximum of 15% of the employee's compensation. Under the plan, CMC has the option of matching up to 50% of the participants' pretax contributions up to a maximum of 6% of compensation. For each of 1998 and 1999, CMC elected to match 50% of up to 4% of compensation.

Employee Stock Purchase Plan

  Until March 2, 1999, CMC maintained an Employee Stock Purchase Plan that permitted substantially all employees to acquire CMC common stock at the end of each specified period at a purchase price of 85% of the lower of the fair market value of the stock on the first or last business day of the purchase period. Periods were semi-annual and began on January 1 and July 1 of each year. Employees were allowed to designate up to 15% of their base compensation for the purchase of common stock. The Option and Compensation Committee of CMC administered the Employee Stock Purchase Plan. On March 2, 1999, CMC terminated the Employee Stock Purchase Plan. The final period for which participating employees acquired shares of CMC's common stock began on January 1, 1999 and ended March 2, 1999.

Other Outstanding Options and Warrants

  In addition to the options and awards granted under the 1999 Stock Plan, and warrants to purchase 1,595,407 shares of CMC common stock for $0.01 per Warrant granted to holders of CMC's 14% Senior Discount Debentures, the Company had, as of December 31, 1999, issued or assumed from its predecessors or acquired companies options or warrants to purchase an aggregate of 850,263 shares of common stock pursuant to separate agreements between the Company and the holders thereof. The 850,263 options that are currently outstanding have an average exercise price of $6.37 per share, and are subject to various vesting provisions.

  Unexercised options and warrants, and their exercise price, are subject to adjustment if CMC issues common stock for a price per share less than the exercise price or if there is a subdivision or consolidation of CMC's common stock, the payment of a stock dividend or other increase or decrease in the number of shares of CMC's common stock outstanding, and CMC does not receive compensation therefor. In addition, the number (and type) of securities subject to an option or warrant are subject to adjustment if CMC or the Company is party to a merger or consolidation.

Compensation Committee Interlocks and Insider Participation

  John K. Carlyle, who served as CMC's non-employee Chairman until August 17, 1999, has served as a member of the Compensation Committee since December, 1998.

  Messrs. Paul and Queally are managing members of the sole general partner of WCAS. Because of these affiliations, Messrs. Paul and Queally may be deemed to have a material interest in the matters described under Item 13 "Certain Relationships and Related Transactions--Equity Investor Agreements."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  All of the issued and outstanding capital stock of Concentra Operating is owned by CMC. The table below contains information regarding the beneficial ownership of CMC's common stock as of March 15, 2000, by

  .  each stockholder who owns beneficially 5% or more of CMC's common stock,

  .  each director of CMC,

  .  each executive officer, and

  .  all directors and officers as a group.

  The number of shares beneficially owned by each stockholder, director or officer is determined according to the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under current rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. As a consequence, several persons may be deemed to be the "beneficial owners" of the same shares. Unless otherwise noted in the footnotes to this table, each of the stockholders named in this table has sole voting and investment power with respect to the CMC common shares shown as beneficially owned. The percentage ownership of each stockholder is calculated based on 25,672,748 shares outstanding as of March 15, 2000.

                                                                        Beneficial Ownership
                                                                        ---------------------
                 Name                                                     Amount   Percentage
                 ----                                                   ---------- ----------
Welsh, Carson, Anderson & Stowe VIII, L.P.(1).......................... 16,889,066   65.79%
  320 Park Avenue, Suite 2500
  New York, NY 10022
Health Care Capital Partners L.P.(2)...................................  1,854,545    7.22
  c/o Ferrer Freeman Thompson & Co.
  The Mill
  10 Glenville Street
  Greenwich, CT 06831
California State Teachers' Retirement System...........................  1,322,473    5.15
  c/o Welsh, Carson, Anderson & Stowe
  320 Park Avenue, Suite 2500
  New York, NY 10022
Paul B. Queally(3)..................................................... 16,394,343   63.86
  c/o Welsh, Carson, Anderson & Stowe
  320 Park Avenue, Suite 2500
  New York, NY 10022
Carlos Ferrer(4).......................................................  1,854,545    7.22
  c/o Ferrer Freeman Thompson & Co.
  The Mill
  10 Glenville Street
  Greenwich, CT 06831
D. Scott Mackesy(5).................................................... 16,384,170   63.82
  c/o Welsh, Carson, Anderson & Stowe
  320 Park Avenue, Suite 2500
  New York, NY 10022
Andrew M. Paul(6)...................................................... 16,440,848   64.04
  c/o Welsh, Carson, Anderson & Stowe
  320 Park Avenue, Suite 2500
  New York, NY 10022
John K. Carlyle........................................................        --        *
Daniel J. Thomas.......................................................     33,000       *
Thomas E. Kiraly.......................................................        --        *
James M. Greenwood.....................................................      8,250       *
Richard A. Parr II.....................................................     15,000       *
W. Tom Fogarty, M.D....................................................     50,000       *
Bradley T. Harslem.....................................................        --        *
Steven E. Nelson.......................................................     18,182       *
All directors and executive officers as a group (12 individuals)....... 18,455,164   71.89

--------
*  Less than one percent.
(1) Certain of the shares reflected as owned by Welsh, Carson, Anderson & Stowe VIII, L.P. are owned of record by WCAS Healthcare Partners, L.P. (60,606). An aggregate of 515,604 shares included as owned by Welsh, Carson, Anderson & Stowe VIII, L.P. are owned beneficially and of record by (a) the individuals who are members of the limited liability company that serves as its sole general partner: Bruce K. Anderson, Russell L. Carson, Priscilla A. Newman, Anthony J. de Nicola, Thomas E. McInerney, Andrew M. Paul, Paul B. Queally, Jonathan M. Rather, Lawrence B. Sorrell, Laura M. Van Buren and Patrick J. Welsh, and (b) individuals employed by its investment adviser, including, Mr. Mackesy. These individuals may be deemed to share beneficial ownership of the remaining shares owned by Welsh, Carson, Anderson & Stowe, VIII, L.P. In addition, Russell L. Carson and Patrick J. Welsh, as general partners of the limited liability partnership that serves as the sole general partner of WCAS Healthcare Partners, L.P., may also be deemed to share beneficial ownership of the shares held by that entity. However, all such individuals disclaim beneficial ownership of such shares.

(2) Certain of the shares reflected as owned by Health Care Capital Partners, L.P. are owned beneficially and of record by Health Care Executive Partners L.P. (73,675). Carlos A. Ferrer, David A. Freeman and Robert T. Thompson are the only members of the limited liability company that serves as the sole general partner of Health Capital Partners, L.P. and Health Care Executive Partners, L.P. These individuals may be deemed to share beneficial ownership of the shares owned of record by these entities. However, such individuals disclaim beneficial ownership of any such shares.
(3) Certain of the shares reflected as owned by Mr. Queally are owned of record by Welsh, Carson, Anderson & Stowe VIII, L.P. (16,312,856) and WCAS Healthcare Partners, L.P. (60,606). Mr. Queally disclaims beneficial ownership of such shares.
(4) The shares reflected as owned by Mr. Ferrer are owned of record by Health Care Capital Partners, L.P. (1,780,870) and Health Care Executive Partners L.P. (73,675). Mr. Ferrer disclaims beneficial ownership of such shares.
(5) Certain of the shares reflected as owned by Mr. Mackesy are owned of record by Welsh, Carson, Anderson & Stowe VIII, L.P. (16,312,856) and WCAS Healthcare Partners, L.P. (60,606). Mr. Mackesy disclaims beneficial ownership of such shares.
(6) Certain of the shares reflected as owned by Mr. Paul are owned of record by Welsh, Carson, Anderson & Stowe VIII, L.P. (16,312,856) and WCAS Healthcare Partners, L.P. (60,606). Mr. Paul disclaims beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Equity Investor Agreements

 Purchase Agreement

  In connection with its investment in Yankee, Ferrer Freeman entered into a subscription agreement to purchase 1,854,545 shares of Yankee's Class A common stock immediately prior to the merger, representing approximately 7% of Yankee's outstanding capital stock. The Class A common stock of Yankee is identical in all respects to Yankee's common stock except that the holders of Class A common stock are entitled to elect one member to Yankee's board of directors. In the merger, these shares of Yankee's Class A common stock were converted into an equal number of shares of Class A common stock of CMC with the same rights as Yankee's Class A common stock prior to the merger.

  In connection with their investment in Yankee, the WCAS investors and the other investors entered into a subscription agreement to purchase 23,821,953 shares of Yankee's common stock immediately prior to the merger, representing approximately 93% of Yankee's outstanding capital stock. In the merger, these shares of Yankee's common stock were converted into an equal number of shares of CMC common stock with the same rights as Yankee's common stock prior to the merger.

 Stockholders Agreement

  The WCAS investors, the other investors, Ferrer Freeman and CMC also entered into a stockholders agreement. The stockholders agreement does not provide for any agreements with the WCAS investors, the other investors, and Ferrer Freeman with respect to voting of shares or management of CMC. The stockholders agreement provides for:

  .  limitations on the transfer of shares owned by the investors;

  . tag along rights for Ferrer Freeman, the other investors, and the WCAS investors, other than WCAS, to participate in proposed dispositions of CMC common stock by WCAS;

  . in the event that WCAS receives a third party offer to purchase a significant portion of the outstanding CMC common stock, WCAS may require Ferrer Freeman, the WCAS investors and the other investors to accept the offer and sell their shares of CMC to the third party; and

  . preemptive rights to the investors to participate, on a pro rata basis according to their ownership of CMC capital stock, in equity offerings of CMC with certain customary exceptions.

 Registration Rights Agreement

  At the same time they executed the stockholders agreement, the WCAS investors, the other investors, Ferrer Freeman and CMC entered into a registration rights agreement. The registration rights agreement gives the investors rights to require CMC to register their shares of CMC capital stock under the Securities Act and to include, upon request, their shares in any other registration of shares by CMC.

The Merger and Discount Debentures

  WCAS controlled Yankee prior to the merger. Messrs. Queally and Paul, who are members of the general partner of Welsh Carson, may be deemed to have controlled Yankee prior to the merger. For a description of the merger see
Item 1. "Business," and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  In addition, WCAS Capital Partners III, L.P., an investment partnership affiliated with WCAS, bought $83.9 million face amount of 14% senior discount debentures due 2010 of Concentra and warrants to acquire 619,356 shares of Concentra common stock for $42.7 million at the time of the merger. Messrs. Queally and Paul, who are members of the general partner of WCAS Capital Partners III, L.P., may be deemed to control WCAS Capital Partners III, L.P.

Other Related Party Transactions

  Lois E. Silverman, who was a director of CMC until August 17, 1999, is one of the trustees and beneficiaries of Colonial Realty Trust, which leases 12 offices to CMC and its subsidiaries for an annual aggregate consideration of $700,000. We believe that the rental rates paid to Colonial Realty Trust are fair market rental rates.

  W. Tom Fogarty, M.D., an executive officer of CMC and Concentra Operating, is the President, a director and a member of Occupational Health Centers of the Southwest, P.A., or OHCSW, and several other physician groups. We have entered into a 40 year management agreement with each of the physician groups. OHCSW paid approximately $161,347,000 in management fees to the Company in 1999 under its management agreement.

  CMC has entered into employment agreements with Daniel J. Thomas, James M. Greenwood, Thomas E. Kiraly, Richard A. Parr II, W. Tom Fogarty, M.D and Bradley T. Harslem. See Item 11 "Executive Compensation--Other Compensation Arrangements" for a discussion of the terms of these agreements.

                                    Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)1. Consolidated Financial Statements

  The following consolidated financial statements of the Company are included in Item 8.

   Report of Independent Public Accountants............................... F-1
   Consolidated Balance Sheets-December 31, 1998 and 1999................. F-2
   Consolidated Statements of Operations-Years Ended December 31, 1997,
    1998 and 1999......................................................... F-3
   Consolidated Statements of Cash Flows-Years Ended December 31, 1997,
    1998 and 1999......................................................... F-4
   Consolidated Statements of Stockholders' Equity (Deficit)-Years Ended
    December 31, 1997, 1998 and 1999...................................... F-5
   Notes to Consolidated Financial Statements............................. F-6

  2. Financial Statement Schedule

  The financial statement schedule, Supplemental Schedule II--Valuation and Qualifying Accounts, is filed with this report and appears on page S-1.

  The Report of Independent Public Accountants on Schedule is filed with this report and appears on page S-2.

  All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

  3. Exhibits:

  The following is a list of exhibits filed as part of the Form 10-K:

 Exhibit
 Number                               Description
 -------                              -----------
    2.1  Agreement and Plan of Reorganization dated August 29, 1997, among CRA
          Managed Care, Inc. and OccuSystems, Inc. and the Registrant
          (incorporated by reference as Exhibit 2.1 to CMC's Annual Report on
          Form 10-K for the year ended December 31, 1997).

    2.2  Agreement and Plan of Merger dated February 24, 1998, among Concentra
          Managed Care, Inc. ("CMC") and Preferred Payment Systems, Inc.
          (incorporated by reference to Exhibit 2.2 to CMC's Annual Report on
          Form 10-K for the year ended December 31, 1997).

    2.3  Agreement and Plan of Merger dated March 2, 1999, between Yankee
          Acquisition Corp. and CMC (incorporated by reference to Exhibit 2.1 to CMC's Current Report on Form 8-K filed on March 3, 1999).

    2.4  Amended and Restated Agreement and Plan of Merger dated March 24,
          1999, between Yankee Acquisition Corp. and CMC (incorporated by reference to Exhibit 2.1 to CMC's Current Report on Form 8-K filed on July 14, 1999).

   *3.1  Articles of Incorporation of Concentra Operating Corporation ("COC").

   *3.2  Amended and Restated By-Laws of COC.

   *3.3  Articles of Incorporation of Concentra Management Services, Inc.

   *3.4  Amended and Restated By-Laws of Concentra Management Services, Inc.

   *3.5 Amended and Restated Certificate of Incorporation of Concentra
         Preferred Systems, Inc.

   *3.6 Amended and Restated By-Laws of Concentra Preferred Systems, Inc.

   *3.7 Amended and Restated Certificate of Incorporation of Prompt Associates,
         Inc.

   *3.8 Amended and Restated By-Laws of Prompt Associates, Inc.

   *3.9 Amended and Restated Certificate of Incorporation of First Notice
         Systems, Inc.

  *3.10 Amended and Restated By-Laws of First Notice Systems, Inc.

  *3.11 Amended and Restated Charter of Focus Healthcare Management, Inc.

  *3.12 Amended and Restated By-Laws of Focus Healthcare Management, Inc.

  *3.13 Amended and Restated Articles of Incorporation of CRA Managed Care of
         Washington, Inc.

  *3.14 Amended and Restated By-Laws of CRA Managed Care of Washington, Inc.

  *3.15 Articles of Incorporation of CRA-MCO, Inc.

  *3.16 Amended and Restated By-Laws of CRA-MCO, Inc.

  *3.17 Amended and Restated Articles of Incorporation of Drug-Free Consortium,
         Inc.

  *3.18 Amended and Restated By-Laws of Drug-Free Consortium, Inc.

  *3.19 Articles of Organization of Concentra Managed Care Services, Inc.

  *3.20 Amended and Restated By-Laws of Concentra Managed Care Services, Inc.

  *3.21 Amended and Restated Articles of Incorporation of Concentra Health
         Services, Inc.

  *3.22 Amended and Restated By-Laws of Concentra Health Services, Inc.

  *3.23 Agreement and Declaration of Trust of Concentra Managed Care Business
         Trust.

  *3.24 Agreement of Limited Partnership of OccuCenters I, L.P.

  *3.25 Amended and Restated Articles of Incorporation of OCI Holdings, Inc.

  *3.26 Amended and Restated By-Laws of OCI Holdings, Inc.

  *3.27 Amended and Restated Articles of Incorporation of Hillman Consulting,
         Inc.

  *3.28 Amended and Restated By-Laws of Hillman Consulting, Inc.

   *4.1 Indenture dated as of August 17, 1999, between COC and United States
         Trust Company of New York, as Trustee, relating to the 13% Senior
         Subordinated Notes due 2009.

   *4.2 Indenture dated as of August 17, 1999, between CMC and United States
         Trust Company of New York, as Trustee, relating to the 14% Senior
         Discount Debentures due 2010.

    4.3 Indenture dated as of December 24, 1996, between OccuSystems, Inc.
         ("OccuSystems") and United States Trust Company of New York, as
         Trustee, (the "OccuSystems Indenture") relating to the 6% Convertible
         Subordinated Notes due 2001 (incorporated by reference to Exhibit 4.1 to OccuSystems' Registration Statement on Form S-3 filed on January
         31, 1997).

    4.4 First Supplemental Indenture dated as of August 29, 1997, between
         OccuSystems, CMC and United States Trust Company of New York, as
         Trustee, relating to the 6% Convertible Subordinated Notes due 2001
         (incorporated by reference to Exhibit 4.2 to CMC's Annual Report on
         Form 10-K for the year ended December 31, 1997).

   *4.5 Second Supplemental Indenture dated as of August 17, 1999, between CMC and United States Trust Company of New York, as Trustee, relating to the 6% Convertible Subordinated Notes due 2001.

     4.6 Indenture dated as of March 16, 1998, between CMC and ChaseBank of
          Texas, N.A., as Trustee, (the "Concentra Indenture") relating to the
          4.5% Convertible Subordinated Notes due 2003 (incorporated by reference to Exhibit 4.1 to CMC's Current Report on Form 8-K filed on
          March 30, 1998).

    *4.7 First Supplemental Indenture dated as of August 17, 1999, between CMC and Chase Bank of Texas, N.A., as Trustee, relating to the 4.5%
          Convertible Subordinated Notes due 2003.

    *4.8 Warrant Agreement dated as of August 17, 1999, by and among CMC and the several persons named on Schedule I thereto.

     4.9 Form of 13% Series B Senior Subordinated Notes due 2009 of COC
          (included in Exhibit 4.1).

    4.10 Form of 14% Senior Discount Debentures due 2010 of CMC (included in
          Exhibit 4.2).

    4.11 Form of 6% Convertible Subordinated Notes due 2001 of CMC (included in
          Exhibit 4.3).

    4.12 Form of 4.5% Convertible Subordinated Notes due 2003 of CMC (included in Exhibit 4.4).

    4.13 Form of Warrant to acquire CMC common stock (included in Exhibit 4.8).

   *4.14 Registration Rights Agreement dated as of August 17, 1999 by and among
          COC, the Guarantors set forth on the signature pages thereof, and Donaldson, Lufkin & Jenrette Securities Corporation, Chase
          Securities, Inc., Credit Suisse First Boston Corporation, Deutsche
          Bank Securities, Inc. and Fleet Securities, Inc., as initial purchasers.

   *4.15 Registration Rights Agreement dated as of August 17, 1999 by and among
          CMC, and the persons named in Schedules I and II thereto.

   *10.1 Purchase Agreement dated August 17, 1999, by and among COC, the
          Guarantors set forth on the signature pages thereof, and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc.,
          Credit Suisse First Boston Corporation, Deutsche Bank Securities,
          Inc. and Fleet Securities, Inc., as initial purchasers, relating to the issuance and sale of $190,000,000 aggregate principal amount of COC's 13% Senior Subordinated Notes due 2009, Series A.

   *10.2 Credit Agreement dated as of August 17, 1999, among CMC, COC, the
          Several Lenders from time to time parties thereto, The Chase
          Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as Co-Documentation Agents, and DLJ Capital
          Funding, Inc., as Syndication Agent.

  **10.3 Credit Facility Agreement dated as of August 17, 1999, by and among
          CMC, COC, the Several Lenders from time to time parties thereto, The
          Chase Manhattan Bank, as Administrative Agent, Credit Suisse First
          Boston and Fleet National Bank, as co-Documentation Agents and DLJ
          Capital Funding, Inc., as Syndication Agent, Amended and Restated as of March 21, 2000.

   *10.4 Purchase Agreement dated August 17, 1999, by and among CMC and the several persons named on Schedule I thereto, relating to the issuance and sale of $110,000,000 aggregate face amount of CMC's 14% Senior
          Discount Debentures due 2010 and Warrants to acquire CMC common stock.

 ++*10.5 Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock
          Purchase Plan.

  ++10.6 Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan
          (incorporated by reference to Appendix G to the Joint Proxy
          Statement/Prospectus forming a part of CMC's Registration Statement on Form S-4 filed on July 31, 1997).

  ++10.7 CRA Managed Care, Inc. ("CRA") 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to CRA's Registration Statement on Form S-1 filed on March 17, 1995).

    ++10.8 CRA Managed Care, Inc. 1994 Non-Qualified Time Acceleration
            Restricted Stock Option Plan (incorporated by reference to Exhibit
            10.5 to CRA's Registration Statement on Form S-1 filed on March 17,
            1995).

    ++10.9 OccuSystems, Inc. 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to OccuSystems' Registration Statement on Form S-1 filed on May 8, 1995).

   ++10.10 First Amended and Restated OccuSystems, Inc. and its Subsidiaries and Affiliates Stock Option and Restricted Stock Purchase Plan dated April 28, 1992 (incorporated by reference to Exhibit 10.11 to
            OccuSystems' Registration Statement on Form S-1 filed on May 8,
            1995).

  ++*10.11 Employment Agreement dated as of August 17, 1999, between CMC and W.
            Tom Fogarty.

  ++*10.12 Employment Agreement dated as of August 17, 1999, between CMC and
            James M. Greenwood.

  ++*10.13 Employment Agreement dated as of August 17, 1999, between CMC and
            Richard A. Parr II.

  ++*10.14 Employment Agreement dated as of August 17, 1999, between CMC and
            Daniel J. Thomas.

  ++*10.15 Employment Agreement dated as of August 17, 1999, between CMC and
            Thomas E. Kiraly.

 ++**10.16 Employment Agreement dated as of December 7, 1999, between CMC and
            Bradley T. Harslem.

     10.17 Indemnification Agreement dated as of September 17, 1997, between
            CMC and Daniel J. Thomas (identical agreements were executed between CMC and each of the following: Joseph F. Pesce, Richard A.
            Parr II, James M. Greenwood, W. Tom Fogarty, Kenneth Loffredo,
            Mitchell T. Rabkin, George H. Conrades, Robert A. Ortenzio, Lois E.
            Silverman, Paul B. Queally, John K. Carlyle) (incorporated by reference to Exhibit 10.17 to CMC's Annual Report on Form 10-K for the year ended December 31, 1997).

     10.18 Indemnification Agreement dated as of May 13, 1998, between CMC and
            Hon. Willis D. Gradison, Jr. (identical agreements executed between
            CMC and Stephen Read (dated December 16, 1997), Richard D. Rehm,
            M.D. (dated May 13, 1998), Eliseo Ruiz III (dated May 11, 1998),
            Scott Henault (dated September 17, 1997), Darla Walls (dated
            December 16, 1997), Jeffrey R. Luber (dated December 16, 1997) and
            Martha Kuppens (dated December 16, 1997)) (incorporated by reference to Exhibit 10.3 to CMC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).


   **10.19 Amended and Restated Software License Agreement dated as of May 1,
            1999, between Concentra Managed Care Services, Inc. and HNC
            Insurance Solutions (confidential treatment requested).

     10.20 Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between Concentra Health Services,
            Inc. (formerly OccuCenters, Inc.) ("CHS") and Occupational Health
            Centers of Southwest, P.A., a Texas professional association
            (incorporated by reference to Exhibit 10.6 to OccuSystems' Annual
            Report on Form 10-K for the year ended December 31, 1995).

     10.21 Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between CHS and Occupational Health
            Centers of Southwest, P.A., an Arizona professional association
            (incorporated by reference to Exhibit 10.7 to OccuSystems' Annual
            Report on Form 10-K for the year ended December 31, 1995).

     10.22 Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between CHS and Occupational Health
            Centers of New Jersey, a New Jersey professional association
            (incorporated by reference to Exhibit 10.8 to OccuSystems'
            Registration Statement on Form S-1 filed on March 28, 1996).

    *10.23 Stockholders Agreement dated as of August 17, 1999 by and among CMC and the several persons named in Schedules I and II thereto.

  *10.24 Registration Rights Agreement dated as of August 17, 1999 by and among
          CMC and the several persons named in Schedules I and II thereto.

    12.1 Statements re Computation of Ratios (included in the financial statements of Concentra Operating).

  **21.1 Subsidiaries of COC.

   *23.2 Consent of Arthur Andersen LLP.

  **27.1 Financial Data Schedule.

--------
 * Incorporated by reference to the Registrants' Registration Statement on Form S-4, initially filed on November 12, 1999.
** Filed herewith.
++ Indicates that Exhibit is a management contract or compensatory plan or arrangement.
(b)Reports on Form 8-K.

Reports On Form 8-K

  During the quarter ended December 31, 1999, the Registrant filed no Current Reports on Form 8-K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                                          Concentra Operating Corporation

                                                  /s/ Thomas E. Kiraly
                                          By: _________________________________
                                                      Thomas E. Kiraly
                                              Executive Vice President, Chief
                                              Financial Officer and Treasurer
                                                  (Principal Financial and
                                                    Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Daniel J. Thomas             President, Chief Executive   March 30, 2000
______________________________________  Officer and Director
           Daniel J. Thomas             (Principal Executive
                                        Officer)

       /s/ Thomas E. Kiraly            Executive Vice President,    March 30, 2000
______________________________________  Chief Financial Officer
          Thomas E. Kiraly              and Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

       /s/ Paul B. Queally             Chairman and Director        March 30, 2000
______________________________________
           Paul B. Queally

       /s/ John K. Carlyle             Director                     March 30, 2000
______________________________________
           John K. Carlyle

        /s/ Carlos Ferrer              Director                     March 30, 2000
______________________________________
            Carlos Ferrer

       /s/ D. Scott Mackesy            Director                     March 30, 2000
______________________________________
           D. Scott Mackesy

      /s/ Steven E. Nelson             Director                     March 30, 2000
______________________________________
           Steven E. Nelson

       /s/ Andrew M. Paul              Director                     March 30, 2000
______________________________________
            Andrew M. Paul

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Concentra Operating Corporation:

  We have audited the accompanying consolidated balance sheets of Concentra Operating Corporation, Inc. (a Nevada corporation) as of December 31, 1998 and 1999, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concentra Operating Corporation, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 21, 2000

                        CONCENTRA OPERATING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                              December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                          ASSETS
Current Assets:
  Cash and cash equivalents................................ $101,128  $ 14,371
  Marketable securities....................................    5,000       --
  Accounts receivable, net.................................  127,615   156,239
  Prepaid expenses and other current assets................   19,075    15,118
  Prepaid and deferred income taxes........................   14,019    13,556
                                                            --------  --------
    Total current assets...................................  266,837   199,284
Property and equipment, net................................   85,926   104,068
Goodwill, net..............................................  275,172   322,699
Assembled workforce and customer lists, net................    2,781     2,285
Marketable securities......................................   10,583       --
Other assets...............................................   15,495    25,768
                                                            --------  --------
                                                            $656,794  $654,104
                                                            ========  ========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Revolving credit facility................................ $    --   $  4,000
  Current portion of long-term debt........................       55     3,805
  Accounts payable.........................................   13,098    20,637
  Accrued expenses.........................................   22,276    31,195
  Accrued payroll and related expenses.....................   25,973    29,097
  Accrued and deferred income taxes........................    3,565     8,180
                                                            --------  --------
    Total current liabilities..............................   64,967    96,914
Long-term debt, net of current portion.....................  327,870   559,942
Deferred income taxes......................................   13,575    17,439
Other liabilities..........................................   10,507    19,082
Commitments and Contingencies (see Note 9)
Stockholders' Equity (Deficit):
  Common stock--$.01 par value; 100,000,000 and 10,000
   authorized, 47,104,412 and 1,000 shares issued and
   outstanding, respectively...............................      471       --
Paid-in capital............................................  270,654     4,525
Accumulated other comprehensive income--unrealized gain on
 marketable securities.....................................       60       --
Retained deficit...........................................  (31,310)  (43,798)
                                                            --------  --------
    Total stockholders' equity (deficit)...................  239,875   (39,273)
                                                            --------  --------
                                                            $656,794  $654,104
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
REVENUE:
Health Services................................... $207,676  $259,481  $330,064
Managed Care Services:
  Specialized cost containment....................  142,919   183,734   204,084
  Field case management...........................  138,723   167,841   147,264
                                                   --------  --------  --------
    Total Managed Care Services...................  281,642   351,575   351,348
                                                   --------  --------  --------
    Total revenue.................................  489,318   611,056   681,412
COST OF SERVICES:
Health Services...................................  155,376   201,181   265,083
Managed Care Services:
  Specialized cost containment....................  100,012   123,294   137,293
  Field case management...........................  117,251   144,822   132,113
                                                   --------  --------  --------
    Total Managed Care Services...................  217,263   268,116   269,406
                                                   --------  --------  --------
    Total cost of services........................  372,639   469,297   534,489
                                                   --------  --------  --------
    Total gross profit............................  116,679   141,759   146,923
General and administrative expenses...............   39,831    45,326    65,291
Amortization of intangibles.......................    5,908     8,119    12,960
Non-recurring charges.............................   38,625    33,114    54,419
                                                   --------  --------  --------
    Operating income..............................   32,315    55,200    14,253
Interest expense..................................   12,667    18,021    35,779
Interest income...................................   (2,297)   (4,659)   (2,900)
Other, net........................................      883        44      (391)
                                                   --------  --------  --------
Income (loss) before income taxes.................   21,062    41,794   (18,235)
Provision for income taxes........................   11,062    19,308     8,269
                                                   --------  --------  --------
Net income (loss)................................. $ 10,000  $ 22,486  ($26,504)
                                                   ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Years Ended December 31,
                                                ------------------------------
                                                  1997       1998      1999
                                                ---------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).............................  $  10,000  $ 22,486  $ (26,504)
Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities:
  Depreciation of property and equipment......     10,630    14,805     22,282
  Amortization and write-off of intangibles...      5,908     8,119     12,960
  Amortization of deferred compensation.......        562       805        --
  Amortization and write-off of start-up
   costs......................................      2,845       --         --
  Earnings in unconsolidated subsidiaries, net
   of distributions...........................       (192)      (98)       (44)
  Amortization of deferred finance costs and
   debt discount..............................        777     1,699      2,098
  Write-off of fixed assets...................        --        --         402
  Merger related stock plan compensation
   expense....................................        --        --      14,555
  Write-off of contract intangibles...........        --      7,416        --
Change in assets and liabilities, excluding
 effects of acquisitions:
  Accounts receivable.........................    (27,003)  (19,765)   (19,171)
  Prepaid expenses and other assets...........    (16,326)   (1,480)     8,662
  Accounts payable, accrued expenses and
   income taxes...............................     12,312       962     13,033
                                                ---------  --------  ---------
   Net cash provided by (used in) operating
    activities................................       (487)   34,949     28,273
                                                ---------  --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired..........   (103,291)  (18,070)   (55,234)
  Purchase of property and equipment..........    (25,535)  (34,187)   (35,953)
  Purchase of investments.....................        --    (15,523)       --
  Sale of investments.........................     12,045       --      15,523
  Proceeds from sale of property and equipment
   and other..................................        626       440        --
                                                ---------  --------  ---------
   Net cash used in investing activities......   (116,155)  (67,340)   (75,664)
                                                ---------  --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) under revolving credit
   facilities, net............................     43,300   (49,000)     4,000
  Proceeds from the issuance of long-term
   debt.......................................     26,489   230,000    565,701
  Payment of deferred financing costs.........       (596)   (6,411)   (18,000)
  Repayments of long-term debt................     (5,071)  (49,581)    (2,142)
  Repayment of long term debt and other merger
   payments...................................        --        --    (577,077)
  Merger related stock option and warrant
   payments...................................        --        --     (14,427)
  Net proceeds from the issuance of common
   stock under employee stock purchase and
   option plans...............................     10,023    14,403      2,579
  Payments to dissenting shareholders.........        --    (15,047)       --
  Dividends and distributions to
   shareholders...............................     (3,760)   (2,809)       --
                                                ---------  --------  ---------
   Net cash provided by (used in) financing
    activities................................     70,385   121,555    (39,366)
                                                ---------  --------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..................................    (46,257)   89,164    (86,757)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..     58,221    11,964    101,128
                                                ---------  --------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR........  $  11,964  $101,128  $  14,371
                                                =========  ========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid...............................  $  11,941  $ 13,912  $  26,621
  Income taxes paid...........................  $  12,305  $ 15,961  $   2,700
  Conversion of notes payable into common
   stock......................................  $     691  $ 10,094        --
  Liabilities and debt assumed in
   acquisitions...............................  $  13,242  $  8,386  $  19,039
  Net asset contribution from parent..........        --        --   $ 590,156

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (in thousands, except share amounts)

                          $ 0.01 Par Value
                            Common Stock
                          ------------------
                            Number             Paid-in   Comprehensive Retained   Stockholders'
                           of Shares   Value   Capital      Income     Deficit   Equity (Deficit)
                          -----------  -----  ---------  ------------- --------  ----------------
Balance, December 31,
 1996...................   40,425,590  $ 404  $ 234,316      $--       $(56,574)    $ 178,146
Common stock issued in
 connection with
 acquisitions...........    2,162,995     22     11,441       --           (969)       10,494
Common stock issued
 under employee stock
 purchase and option
 plans and related tax
 benefit................      897,530      9     10,013       --            --         10,022
Amortization of deferred
 compensation...........          --     --         562       --            --            562
Conversion of notes
 payable into Common
 stock..................       81,571      1        690       --            --            691
Dividends and
 shareholder
 distributions by pooled
 companies..............          --     --         --        --         (3,474)       (3,474)
Net income..............          --     --         --        --         10,000        10,000
                          -----------  -----  ---------      ----      --------     ---------
Balance, December 31,
 1997...................   43,567,686    436    257,022       --        (51,017)      206,441
Unrealized gain on
 marketable securities..          --     --         --         60           --             60
Common stock issued in
 connection with
 acquisitions...........      430,750      4      3,408       --             30         3,442
Common stock issued
 under employee stock
 purchase and option
 plans and related tax
 benefit................      841,260      9     14,394       --            --         14,403
Amortization of deferred
 compensation...........          --     --         805       --            --            805
Conversion of notes
 payable into Common
 stock..................    2,735,387     27     10,067       --            --         10,094
Dividends and
 shareholder
 distributions by pooled
 companies..............          --     --         --        --         (2,809)       (2,809)
Payments to dissenting
 shareholders...........     (470,671)    (5)   (15,042)      --            --        (15,047)
Net income..............          --     --         --        --         22,486        22,486
                          -----------  -----  ---------      ----      --------     ---------
Balance, December 31,
 1998...................   47,104,412    471    270,654        60       (31,310)      239,875
Common stock issued
 under employee stock
 purchase and option
 plans and related tax
 benefit................      295,757      3      2,435       --            --          2,438
Amortization of deferred
 compensation...........          --     --         435       --            --            435
Change in value --
 marketable securities..          --     --         --        (87)          --            (87)
Elimination of
 predecessor balance....  (47,400,169)  (474)  (273,524)       27        14,016      (259,955)
Net equity contribution
 from parent company....        1,000    --     590,156       --            --        590,156
Distribution to parent
 company................          --     --    (585,631)      --            --       (585,631)
Net loss................          --     --         --        --        (26,504)      (26,504)
                          -----------  -----  ---------      ----      --------     ---------
Balance, December 31,
 1999...................        1,000  $ --   $   4,525      $--       $(43,798)     $(39,273)
                          ===========  =====  =========      ====      ========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Recapitalization Transaction

  On August 17, 1999, Concentra Managed Care, Inc., a Delaware corporation ("CMC") merged (the "1999 Merger") with Yankee Acquisition Corp. ("Yankee"), a corporation formed by Welsh, Carson, Anderson & Stowe ("WCAS"), a 14.9% stockholder of CMC. As a result of the 1999 Merger, 41,056,966 outstanding shares of CMC common stock were converted to $16.50 per share in cash. The remaining 6,343,203 shares held by Yankee were not converted. WCAS acquired approximately 86%, funds managed by Ferrer Freeman Thompson & Co., LLC ("FFT") acquired approximately 7%, and other investors acquired approximately 7% of the post-merger shares of common stock of CMC, Concentra Operating Corporation's parent company, for $16.50 per share. Simultaneous with the right to receive cash for shares, Yankee merged with and into CMC, the surviving entity, and CMC contributed all of its operating assets, liabilities, and shares in its subsidiaries, including Concentra Health Services, Inc., Concentra Managed Care Services, Inc. and Concentra Preferred Systems, Inc., with the exception of $110.0 million of 14% Senior Discount Debentures due 2010 and $327.7 million of 6.0% and 4.5% Convertible Subordinated Notes to Concentra Operating Corporation (the "Company" or "Concentra Operating"), a wholly-owned subsidiary of CMC in exchange for 1,000 shares of Concentra Operating common stock. The net contribution by CMC totaled $590.2 million. The 6.0% and 4.5% Convertible Subordinated Notes were substantially retired during the third quarter of 1999 as a result of the 1999 Merger. The 1999 Merger was accounted for as a recapitalization transaction, with no changes to the basis of assets or liabilities.

  The 1999 Merger was valued at approximately $1.1 billion, including the refinancing of $327.7 million of the 6.0% and 4.5% Convertible Subordinated Notes that were tendered during the quarter. To finance the acquisition of CMC, WCAS, FFT and other investors invested approximately $423.7 in equity financing, including the value of shares already owned by WCAS, and $110.0 million of 14% Senior Discount Debentures due 2010 with warrants issued by CMC exercisable into its common shares. This additional debt is not guaranteed by Concentra Operating. Concentra Operating received from various lenders $375.0 million in term loans, a $100.0 million revolving credit facility to replace the pre-merger revolving credit facility and $190.0 million of 13% Series A Senior Subordinated Notes due 2009. Concentra Operating's excess cash balances funded merger and financing related fees and expenses and related employee stock option exercises and cancellation payments. Concentra Operating incurred $18.0 million of deferred financing fees for the issuance of the 1999 Merger related financing, consisting primarily of underwriting fees.

(2) Basis of Presentation

  On August 29, 1997, CMC was formed by the merger (the "1997 Merger") of CRA Managed Care, Inc. ("CRA") and Occusystems, Inc. ("OccuSystems"). As a result of the 1997 Merger, CRA changed its name to Concentra Managed Care Services, Inc. ("Managed Care Services") and OccuCenters, Inc., the operating subsidiary of OccuSystems, changed its name to Concentra Health Services, Inc. ("Health Services"). The 1997 Merger was a tax-free stock for stock exchange accounted for as a pooling of interests.

  The accompanying consolidated financial statements as of December 31, 1999, and for each of the 3 years ended December 31, 1999 and related footnotes reflect the operating results of CMC through August 17, 1999 and of Concentra Operating from August 18, 1999, through December 31, 1999. CMC and Concentra Operating are presented together through August 17, 1999 since they represent the same reporting entity. Earnings per share has not been reported for all periods presented, as Concentra Operating is a wholly-owned subsidiary of CMC and has no publicly held shares.

  Concentra Operating is a leading provider of healthcare management and cost containment services to the workers' compensation, auto insurance and disability insurance markets. Concentra Operating is also a leading

                        CONCENTRA OPERATING CORPORATION
provider of out-of-network medical claims review to the group health marketplace and performs non-injury healthcare services.

(3) Summary of Significant Accounting Policies

 (a) Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in certain joint ventures where the Company owns less than a 51% interest are accounted for on an equity basis and, accordingly, consolidated income includes the Company's share of their income. All significant intercompany accounts and transactions are eliminated in consolidation.

  Physician and physical therapy services are provided at the Health Services centers under management agreements with affiliated physician associations (the "Physician Groups"), which are organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers' patients. Health Services has a nominee shareholder relationship with the Physician Groups as defined in EITF 97-2, Application of APB Opinion No. 16 and FASB Statement No. 94 to Physician Practice Entities, and as a result, the financial statements of the Physician Groups are consolidated. Specifically:

  . Health Services can at all times establish or effect change in the nominee shareholder;

  . Health Services can cause a change in the nominee shareholder an unlimited number of times;

  . Health Services has sole discretion as to the choice of a new nominee shareholder;

  . Health Services has sole discretion without cause to establish or change the nominee shareholders;

  . Health Services and the Physician Groups would incur no more than a nominal cost to cause a change in the nominee shareholder; and,

  . Neither Health Services nor the Physician Groups are subject to any significant adverse impact upon a change in the nominee shareholder.

  The Company's management fees from the Physician Groups are calculated as collected revenue net of compensation, benefits and other expenses incurred by the Physician Groups.

 (b) Cash and Cash Equivalents

  The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value due to the short maturity of those instruments.

 (c) Revenue Recognition

  The Company recognizes revenue primarily as services have been rendered based on time and expenses incurred or as task-based projects are completed and customers are obligated to pay. A certain portion of the Company's revenues are derived from fee schedule auditing which is based on the number of charges reviewed and based on a percentage of savings achieved for the Company's customers. In these circumstances, the customer is obligated to pay the Company when the services have been rendered and the savings identified. During the fee schedule audit process (i.e., medical bill review), each bill reviewed and audited is returned to the customer accompanied by an Explanation of Benefit ("EOB"). The EOB details the total savings with respect to the bill being reviewed as well as the amount owed to the Company as a percentage of savings identified and the line charge associated with the bill being reviewed.

  The Company's Health Services division's services consist of 2 primary components: (i) workers' compensation injury care and related services; and
(ii) non-injury healthcare services related to employer needs or statutory requirements. The workers' compensation injury care and related services' provider reimbursement

                        CONCENTRA OPERATING CORPORATION
methods vary on a state-by-state basis. Of the 32 states in which the Company currently operates occupational healthcare centers, 23 have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are set by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In the 9 states without fee schedules, healthcare providers are reimbursed based on usual, customary and reasonable ("UCR") fees charged in the particular state in which the services are provided. Billing for services in states with fee schedules are included in revenues net of allowance for estimated differences between list prices and allowable fee schedule rates. Adjustments to the allowance based on final payment from the states are recorded upon settlement. The Company records the net revenue amount as accounts receivable.

  The Company's total contractual allowances offset against revenues during the years ended December 31, 1999, 1998 and 1997 were $27.8 million, $16.1 million and $14.7 million, respectively. Allowance for doubtful accounts on the Company's accounts receivable at December 31, 1998, and 1999 were $17.2 million and $19.4 million, respectively.

  Insurance claims are screened by certain Concentra Operating subsidiaries prior to the insurance company's internal review procedures to determine if the claims should be further negotiated or are payable by the insurance company. During the insurance company's review process, some claims have pre-existing PPO or HMO arrangements, or other pre-existing conditions and disqualifying situations. When these situations occur, a refund (chargeback) is requested for the amounts paid (invoiced) on these claims. The Company's policies are to record a sales allowance as an offset to revenues and accounts receivable based upon the historical tracking of discounts and chargebacks at the time the claims are modeled. A portion of the allowance for doubtful accounts attributable to this revenue is based on historical experience of ineligible claims which are either charged back or given a negotiated discount. Concentra Operating utilizes several methods to project unpresented discounts and chargebacks including a tracking of the actual experience of contractual discounts. Other factors that affect collectability and bad debts for each service line are also evaluated and additional allowance amounts are provided as necessary.

  Accounts receivable at December 31, 1998 and 1999 include $4.5 million and $9.4 million, respectively of unbilled accounts receivable relating to services rendered during the period but not invoiced until after the period-end. These unbilled accounts receivable relate primarily to field case management services, which are billed on an hourly basis, whereby the Company has not yet provided a sufficient amount of services to warrant the generation of an invoice. The customers are obligated to pay for the services once performed, except in the case of task-based projects, as discussed above. The Company estimates unbilled accounts receivable by tracking and monitoring its historical experience.

 (d) Property And Equipment

  Property and equipment were comprised of the following as of December 31, (in thousands):

                                                               1998      1999
                                                              -------  --------
   Land......................................................   2,775     2,775
   Buildings and improvements................................   6,814     6,749
   Leasehold improvements....................................  31,280    37,941
   Computer hardware and software............................  56,838    82,657
   Furniture and equipment...................................  40,439    44,087
                                                              -------  --------
   Property and equipment, at cost........................... 138,146   174,209
   Accumulated depreciation and amortization................. (52,220)  (70,141)
                                                              -------  --------
                                                              $85,926  $104,068
                                                              =======  ========

                        CONCENTRA OPERATING CORPORATION

  The Company provides for depreciation on property and equipment using straight-line and accelerated methods by charges to operations in amounts that allocate the cost of depreciable assets over their estimated lives as follows:

     Asset Classification                                 Estimated Useful Life
     --------------------                                 ---------------------
     Furniture and fixtures............................. 7 Years
     Office and computer equipment...................... 3-7 Years
     Buildings and improvements......................... 30-40 Years
     Leasehold improvements............................. The shorter of the life of lease or asset life

 (e) Intangible Assets

  The value of goodwill, assembled workforces and customer lists are recorded at cost at the date of acquisition. Through December 31, 1998, goodwill, including any excess arising from earn-out payments, was being amortized on a straight-line basis over 30 to 40-year periods in accordance with Accounting Principles Board Opinion No. 17 ("APB No. 17"), "Intangible Assets". Effective January 1, 1999, the Company changed its policy, on a prospective basis, with respect to the amortization of goodwill. All existing and future goodwill will be amortized over a period not to exceed 25 years. Had the Company adopted this policy at the beginning of 1998, pre-tax amortization expense for 1998 would have increased by approximately $3.3 million. As of December 31, 1999, net intangible assets consisted of goodwill, customer lists and assembled workforce. The Company believes that the life of the core businesses acquired and the delivery of occupational healthcare services is indeterminate and likely to exceed 25 years. The assembled workforces and customer lists are being amortized over five- and seven-year periods, respectively. As of December 31, 1998 and 1999, the Company has recorded accumulated amortization on intangible assets of $37.9 million and $50.4 million, respectively.

  Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining balance of goodwill may not be recoverable or that the remaining useful life may warrant revision. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of each related operating unit's undiscounted cash flows over the remaining life of the goodwill and compares it to each operating unit's goodwill balance to determine whether the goodwill is recoverable or if impairment exists, in which case an adjustment is made to the carrying value of the asset to reduce it to its fair value based upon the present value of the future cash flows. When an adjustment is required the Company evaluates the remaining goodwill amortization using the factors outlined in APB No. 17.

  As of December 31, 1999, net intangible assets consisted of the following (in thousands):

   Goodwill, amortization period of 25 years.........................  $322,699
   Customer lists, amortization period of 7 years....................     1,087
   Assembled workforce, amortization period of 5 years...............     1,198
                                                                       --------
   Total intangible assets, weighted average amortization period 24.9 years............................................................  $324,984
                                                                       ========

 (f) Deferred Finance Costs

  The Company had capitalized costs associated primarily with the 6% and 4.5% Convertible Subordinated Notes (see Note 5) and indebtedness related to the PPS acquisition (see Note 4) and was amortizing these as interest expense over the life of the notes. Included in other assets at December 31, 1998 were deferred finance costs, net of accumulated amortization, of $7.6 million. The remaining deferred finance costs, net of accumulated amortization, of $7.2 million were written off by CMC subsequent to the 1999 Merger as an extraordinary loss upon the retirement of this debt (see Note 5).

                        CONCENTRA OPERATING CORPORATION

  In conjunction with the issuance of certain 1999 Merger indebtedness, the Company incurred $18.0 million in deferred finance costs, consisting primarily of underwriting fees. The Company has capitalized these costs and is amortizing them over the life of the notes. Deferred finance costs, net of accumulated amortization, of $17.3 million were included in other assets at December 31, 1999.

 (g) Investments in Joint Ventures

  Investments in the net assets of joint ventures accounted for under the equity method amounted to $3.9 million and $4.0 million at December 31, 1998 and 1999, respectively. For the year ending December 31, 1998 and 1999, revenue for these entities was $5.7 million and $6.5 million, gross profit was $0.9 million and $1.2 million, and net income was $0.3 million and $0.2 million, respectively. Total assets for the joint ventures were $4.3 million and $4.5 million as of December 31, 1998 and 1999, respectively.

 (h) Self-Insurance

  The Company is partially insured for workers' compensation, physician medical malpractice, automobile and certain employee health benefits. The Company's self-insurance retention liability on a per claim basis ranges from $100,000 to $250,000. Liabilities in excess of these amounts are the responsibility of the insurer. The Company's policy is to accrue amounts up to the insurance carriers' reserve requirements on a claim-by-claim basis and an estimate for claims incurred but not yet reported.

 (i) Deferred Start-up Costs

  Prior to the 1997 Merger, Health Services capitalized the start-up costs associated with the internal development of its medical centers until operational and would amortize these costs over a three-year period. The American Institute of Certified Public Accountants issued Statement of Position 98-5, "Accounting for Start Up Costs" in April 1998, to change the accounting and reporting treatment of start-up costs to require start-up costs to be expensed as incurred. As a result of this pending change in accounting principle, the Company wrote-off deferred start-up costs of approximately $2.5 million and included this in the third quarter of 1997 non-recurring charges.

 (j) Foreign Currency Translation

  All assets and liabilities of the Company's Canadian offices are translated at the year-end exchange rate, while revenues and expenses are translated at the average exchange rate for the year. Cumulative translation adjustments were immaterial for the years ended December 31, 1997, 1998, and 1999.

 (k) Use of Estimates

  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (l) Recent Accounting Pronouncements

  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective in the second quarter of 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The Company's reported net income for the years ended December 31, 1998, and 1999 does not differ materially from comprehensive income as defined in SFAS 130.

                        CONCENTRA OPERATING CORPORATION

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, as amended by SAB No. 101(a), is effective for all periods beginning after March 15, 2000. SAB 101 requires that companies conform their revenue recognition practices to the requirements therein during the second quarter of calendar year 2000 through recording a cumulative net of tax effect of the change in accounting. The Company has not completed the analysis to determine the effect that SAB 101 will have on its financial statements.

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133." This Statement has delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

(4) Recent Acquisitions and Non-recurring Charges

  The Company, through its Health Services division, acquired 53 clinics in 20 acquisitions in 1999. The Company paid approximately $52.5 million, net of cash acquired, and recorded approximately $59.2 million for goodwill and $0.3 million for assembled workforces and customer lists. No contingent consideration exists related to these transactions.

  As discussed in Note 2, CMC was formed on August 29, 1997 by the merger of CRA and OccuSystems. The Company recorded a non-recurring charge of $38.6 million in the third quarter of 1997 associated with this 1997 Merger. The charge was completely utilized as of December 31, 1998 as follows: approximately $11.6 million for professional fees and services, $16.2 million in costs associated with personnel reductions and the consolidation of CRA's and OccuSystems' employee benefits, $5.9 million in facility consolidations and closings, $2.5 million for the write-off of start-up costs and $2.3 million of other charges.

  On February 24, 1998, the Company acquired all of the outstanding common stock of Preferred Payment Systems, Inc. ("PPS") of Naperville, Illinois, in exchange for approximately 7,100,000 shares of CMC's common stock, the assumption of PPS options totaling approximately 580,000 shares of CMC's common stock, the payment of approximately $15.0 million in cash to dissenting PPS shareholders and the assumption of approximately $49.0 million of debt, which was repaid at the time of this merger transaction. This merger was accounted for as a pooling of interests. PPS, founded in 1990, is a provider of retrospective bill review services for the group healthcare market. In the first quarter of 1998, the Company recorded a non-recurring charge of $12.6 million primarily associated with the merger of PPS. Through December 31, 1999, the Company paid approximately $5.6 million for professional fees and services, $2.7 million in costs associated with personnel reductions, $0.8 million in facility consolidations and closings, $1.5 million associated with the write-off of deferred financing fees on PPS indebtedness retired, and $1.5 million of other non-recurring costs. At December 31, 1998 and 1999, approximately $1.5 million and $0.5 million, respectively, of the non-recurring charge remains primarily related to remaining facility lease obligations. The Company's pro forma net income for the year ended December 31, 1997, was $7.2 million and has been calculated as if the merger of PPS had been subject to federal and state income taxes for the entire period, based upon an effective tax rate indicative of the statutory rates in effect. Prior to its merger, PPS elected to be taxed as an S corporation, and accordingly, was not subject to federal and state income taxes in certain jurisdictions.

                        CONCENTRA OPERATING CORPORATION

  In the fourth quarter of 1998, the Company recorded a non-recurring charge of $20.5 million primarily associated with the reorganization of its Managed Care Services division to improve efficiency through facility consolidations and related headcount reductions, an impairment loss on the intangible asset related to an acquired contract, and costs associated with settling claims on other expired contracts. Through December 31, 1999, the Company utilized approximately $7.4 million in charges related to an impairment loss on the intangible asset related to an acquired contract, and paid $3.9 million in costs associated with personnel reductions, $1.0 million in costs associated with settling claims on other expired contracts and $4.5 million in facility consolidations and $0.2 million of other non-recurring costs. At December 31, 1999, approximately $3.5 million of the non-recurring charge remains primarily related to remaining facility lease obligations and costs associated with settling claims on certain other expired contracts.

  In the third quarter of 1999, the Company recorded a non-recurring charge of $54.4 million primarily for fees, expenses and other non-recurring charges associated with the 1999 Merger. Through December 31, 1999, the Company paid approximately $17.9 million for professional fees and services, including legal, accounting and regulatory fees, $14.5 million for employee-related stock option exercises and cancellations, $10.5 million for a WCAS transaction fee for advisory and consulting services provided to the Company in connection with the 1999 Merger and the related financing, $1.5 million of other personnel-related costs, and $1.8 million of other non-recurring charges, and used $5.5 million for non-cash charges for deferred compensation expense related to the accelerated vesting and issuance of 210,000 shares of restricted stock. At December 31, 1999, approximately $2.7 million of the non-recurring charge remains for professional fees and services and other non-recurring items incurred in connection with the merger.

  The following are rollforwards of the non-recurring charges recorded by the Company in 1997, 1998 and 1999 (in thousands):

                                          Beginning Charged To             End
                                           Of Year    Income    Usage    Of Year
                                          --------- ---------- --------  -------
   Third quarter 1997
     1997................................  $   --    $38,625   $(31,098) $7,527
     1998................................    7,527       --      (7,527)    --
   First quarter 1998
     1998................................  $   --    $12,600   $(11,128) $1,472
     1999................................    1,472       --      (1,025)    447
   Fourth quarter 1998
     1998................................  $   --    $20,514   $(11,046) $9,468
     1999................................    9,468       --      (5,956)  3,512
   Third quarter 1999
     1999................................  $   --    $54,419   $(51,687) $2,732
   Total
     1997................................  $   --    $38,625   $(31,098) $7,527
     1998................................    7,527    33,114    (29,701) 10,940
     1999................................   10,940    54,419    (58,668)  6,691

                        CONCENTRA OPERATING CORPORATION

(5) Revolving Credit Facilities and Long Term Debt

                                                               December 31,
                                                             ------------------
                                                               1998      1999
                                                             --------  --------
                                                              (in thousands)
   Revolving credit borrowings.............................. $    --   $  4,000
   Term Facilities:
     Tranche B due 2006.....................................      --    248,750
     Tranche C due 2007.....................................      --    124,375
   13.0% Series A Senior Subordinated Notes due 2009........      --    190,000
   4.5% Convertible Subordinated Notes......................  230,000       --
   6.0% Convertible Subordinated Notes......................   97,750       --
   Other....................................................      175       622
                                                             --------  --------
                                                              327,925   567,747
   Less: Current maturities.................................      (55)   (7,805)
                                                             --------  --------
   Long-term debt, net of current maturities................ $327,870  $559,942
                                                             ========  ========

  As of December 31, 1998 and 1999, accrued interest was $3.3 million and $12.4 million, respectively.

  On August 17, 1999, the Company entered into a $475 million credit agreement (the "Credit Facility") with a consortium of banks, providing for $375 million in term loans and a $100 million revolving credit facility (the "Revolving Credit Facility"). The $375 million in term loans were issued as a $250 million term loan (the "Tranche B Term Loan") and a $125 million term loan (the "Tranche C Term Loan") bearing interest, at the Company's option, at the Applicable Base Rate ("ABR"), as defined, plus 2.25% and 2.50%, respectively, or the one, two, three, or six month Eurodollar Rate, as defined, plus 3.25% and 3.50%, respectively. The Tranche B Term Loan matures on June 30, 2006, and requires quarterly principal payments of $0.6 million through June 30, 2005, and $58.8 million for each of the remaining four quarters. The Tranche C Term Loan matures on June 30, 2007, and requires quarterly principal payments of $0.3 million through June 30, 2006, and $29.1 million for each of the remaining four quarters.

  The Revolving Credit Facility provides for borrowing up to $100 million and matures on August 17, 2005. Interest on borrowings under the Revolving Credit Facility are payable, at the Company's option, at ABR plus 1.75% or the Eurodollar Rate plus 2.75%. The ABR, as defined, and the Eurodollar Rate, as defined, were 8.5% and 6.1%, respectively, at December 31, 1999. Commitment fees on the unused revolver borrowings are at 0.5% per annum. The weighted-average interest rates for the borrowings under the Revolving Credit Facility and the Tranche B and C Term Loans were 8.9%, 9.3% and 9.7%, respectively, at December 31, 1999.

  The Credit Facility requires the Company to enter into interest rate swap agreements for the purpose of reducing the effect of interest rate fluctuations on a certain portion of the Credit Facility. The Company's interest rate swap agreement converts $200 million of certain variable rate debt to fixed rates and expires November 17, 2004 . The interest rate swap is structured such that the Company generally pays and receives the 3 month LIBOR rate (the "Swap Rate") to and from the counterparty on the notional amount subject to the following limitations: the minimum rate the Company pays is 6.1% when the Swap Rate is less than 5.0%; the maximum rate the Company pays is 6.0%, unless the Swap Rate is greater than 7.15% and less than 8.25%; and, if the Swap Rate is greater than 8.25%, the maximum rate the Company pays is 8.25%. From November 17, 2002 through the maturity of the interest rate swap agreement, there is no maximum rate the Company pays if the Swap Rate exceeds 7.15%. The impact of this transaction on our financial position and results of operations is not material. Further, the carrying amount of the interest rate swap agreement approximates its fair value, as determined by estimating the amount the Company would pay or receive to terminate the agreement.

  The $190 million 13% Series A Senior Subordinated Notes (the "13% Subordinated Notes") due August 15, 2009 are general unsecured indebtedness with semi-annual interest payments due on February 15 and August 15 commencing on February 15, 2000. The Company can redeem the 13% Subordinated Notes on or

                        CONCENTRA OPERATING CORPORATION
after August 15, 2004 at 106.5% of the principal amount with the redemption premium decreasing annually to 100.0% of the principal amount on August 15, 2008. The 13% Subordinated Notes are guaranteed by each and every wholly-owned subsidiary, the results of which are consolidated in the results of the Company, the guarantees are full and unconditional, and the Company has no assets or operations separate from the investments in these subsidiaries. As a result, separate financial statements of the Company's subsidiaries are not provided.

  The Credit Facility and 13% Subordinated Notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company's capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, in 1999. The Company's obligations under the Credit Facility are secured by a pledge of stock in the Company's subsidiaries.

  On March 21, 2000, Concentra and it lenders amended its Credit Facility. Under the terms of the amended agreement, the financial compliance ratios have been modified to allow for increased leverage through September 2003 and decreased interest coverage through September 2004, as compared to the original agreement. In order to receive these amended ratios, the amended agreement provides for an interest rate increase of 0.75% on outstanding borrowings under the Credit Facility. The Company believes the amended agreement will enable Concentra to meet the terms of the financial compliance ratios for the foreseeable future. As a part of the amendment, the Company was also required to pay a fee of $1.7 million to lenders approving the amendment. The amendment fee will be capitalized as deferred financing costs and amortized over the remaining life of the Credit Facility. A failure to comply with these and other financial compliance ratios could cause an event of default under the Credit Facility which could result in an acceleration of the related indebtedness before the terms of that indebtedness otherwise requires the Company to pay that indebtedness. Such an acceleration would also constitute an event of default under the indenture relating to the 13% Subordinated Notes and could also result in an acceleration of the 13% Subordinated Notes before the indenture otherwise requires us to pay the notes.

  In December 1996, the Company issued $97.8 million of 6.0% Convertible Subordinated Notes due 2001. On September 17, 1997, the Company entered into a $100 million Senior Credit Facility with a syndicate of 5 banks. On February 23, 1998, the Company signed an amendment to expand the Company's borrowing capacity under the Senior Credit Facility to $200 million under similar terms and conditions in order to finance the repayment of debt associated with its acquisition of PPS. On February 24, 1998, the Company acquired PPS and retired $49 million of PPS' outstanding indebtedness. PPS' 5.0% Convertible Subordinated Notes due August 2006 converted into 2,721,904 shares of CMC common stock. In March and April 1998, the Company issued $230 million 4.5% Convertible Subordinated Notes due 2003 and the Senior Credit Facility borrowing capacity was reduced to the original $100 million amount. On August 17, 1999, the Senior Credit Facility was replaced with the Revolving Credit Facility and substantially all of the 6.0% and 4.5% Convertible Subordinated Notes were retired through debt tender offers during the year in connection with the 1999 Merger.

(6) Financial Instruments

  The Company's marketable securities are held as available for sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

  The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, and accounts payable, approximate fair value because of the short maturity of those instruments. The fair value of the Company's 6% Convertible Subordinated Notes was $83.1 million as of December 31, 1998, and the Company's 4.5% Convertible Subordinated Notes was $173.7 million as of December 31, 1998. The fair value of the

                        CONCENTRA OPERATING CORPORATION

Company's Convertible Subordinated Notes were determined utilizing the average of the NASDAQ's bid and ask amounts as of the 1998 year end. The fair value of the Company's borrowings under the Credit Facility was $343.2 million, as of December 31, 1999. The fair value of the Company's 13% Subordinated Notes was $172.9 million at December 31, 1999. Further, the carrying amount of the interest rate swap agreement approximates its fair value, as determined by estimating the amount the Company would pay or receive to terminate the interest swap agreement. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

  Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and marketable securities. Mitigating factors related to the Company's accounts receivable are that they are spread over a large customer base and various product lines the Company offers. Further, the Company does monitor the financial performance and credit worthiness of its large customers, and regularly reviews outstanding accounts receivable balances. Mitigating factors related to the Company's marketable securities are that they are primarily U.S. government securities and corporate bonds and notes, with strong credit ratings. The Company limits the amount of its investment exposure as to institution, maturity and investment type.

(7) Income Taxes

  The provision for income taxes consists of the following for the years ended December 31, (in thousands):

                                                        1997     1998    1999
                                                       -------  ------- -------
     Current:
       Federal........................................ $15,112  $11,252 $ 9,050
       State..........................................   3,968    1,369   1,811
                                                       -------  ------- -------
                                                        19,080   12,621  10,861
                                                       -------
     Deferred:
       Federal........................................  (6,873)   5,961  (2,139)
       State..........................................  (1,145)     726    (453)
                                                       -------  ------- -------
                                                        (8,018)   6,687  (2,592)
                                                       -------  ------- -------
     Total............................................ $11,062  $19,308 $ 8,269
                                                       =======  ======= =======

  Significant items included in deferred tax liabilities and deferred tax assets were as follows at December 31, (in thousands):

                                                                1998    1999
                                                               ------- -------
   Deferred tax assets:
   Allowance for doubtful accounts............................ $ 5,752 $ 7,523
   Accrued vacation...........................................   1,117     651
   Accrued self insurance.....................................   1,220   1,666
   Acquired goodwill..........................................   1,310   1,310
   Non-recurring accruals and reserves........................   5,255   2,427
   Other......................................................   1,446   2,098
                                                               ------- -------
     Deferred tax assets...................................... $16,100 $15,677
                                                               ======= =======
   Deferred tax liabilities:
   Book to tax depreciation................................... $ 2,307 $   881
   Joint venture deferred liabilities.........................   1,280     --
   Goodwill, principally due to differences in amortization
    periods...................................................   4,758   8,130
   Accounts receivable mark-to-market.........................   1,596   1,064
   Software development costs.................................   4,864   7,256
   Other......................................................   1,331     974
                                                               ------- -------
     Deferred tax liabilities................................. $16,136 $18,305
                                                               ======= =======

                        CONCENTRA OPERATING CORPORATION

  A reconciliation of the federal statutory rate to the Company's effective tax rate was as follows for the years ended December 31, (in thousands):

                                 1997      %     1998     %     1999     %
                                -------  -----  -------  ----  ------  -----
Tax provision at federal
 statutory rate................ $ 7,372   35.0% $14,628  35.0% (6,382) (35.0)%
State taxes, net of federal
 income tax benefit............     925    4.4    1,766   4.2    (770)  (4.2)%
PPS S corporation status.......  (2,582) (12.3)     --    --      --     --
Non-deductible goodwill........   1,003    4.8    1,149   2.8   2,121   11.6%
Non-deductible non-recurring
 charges and acquisition
 costs.........................   4,064   19.3    1,815   4.3  12,893   70.7%
Other items, net...............     280    1.3      (50) (0.1)    407    2.2%
                                -------  -----  -------  ----  ------  -----
                                $11,062   52.5% $19,308  46.2% $8,269   45.3%
                                =======  =====  =======  ====  ======  =====

  PPS' shareholders had elected S Corporation taxing status. Thus, PPS' taxable income was taxed directly to its shareholders. PPS did pay state taxes in Illinois, Pennsylvania, California and Utah based on its taxable income. Effective with the merger with the Company, PPS' taxable income is included in the Company's consolidated income tax returns.

(8) Stockholders' Equity

 Stockholder Rights Plan

  Shortly after the 1997 Merger, on September 17, 1997, CMC's Board of Directors declared, pursuant to a rights agreement (the "Rights Agreement"), a dividend distribution of one common share purchase right ("Right") for each outstanding share of CMC's common stock. Each Right entitled the registered holder to purchase from CMC one thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Junior Preferred Shares"), of CMC at a price per share to be determined by the Board of Directors with the advice of its financial advisor about the long-term prospects for the Company's value (the "Purchase Price"), subject to adjustment. Each thousandth of a Junior Preferred Share would be economically equivalent to one share of CMC's common stock. The Purchase Price was expected to be significantly higher than the trading price of the common stock. Therefore, the dividend would have no initial value and no impact on the consolidated financial statements of the Company. Simultaneous with the 1999 Merger, all rights under the Rights Agreement were terminated at no cost to the Company.

(9) Commitments and Contingencies

  The Company leases certain corporate office space, operating and medical facilities, and office and medical equipment under various non-cancellable operating and capital lease agreements. Certain facility leases require the Company to pay increases in operating costs and real estate taxes. The Company made rental payments of $0.7 million to Colonial Realty Trust, a real estate company owned by a shareholder and board member of the Company until the 1999 Merger, for each of the years ended December 31, 1997, 1998, and 1999.

                        CONCENTRA OPERATING CORPORATION

  The following is a schedule of rent expense by major category for the years ended December 31, (in thousands):

                                                          1997    1998    1999
                                                         ------- ------- -------
     Facilities......................................... $17,179 $22,307 $26,952
     Office equipment...................................   2,029   3,091   3,680
     Automobiles........................................   2,976   3,647   2,754
                                                         ------- ------- -------
     Total rent expense................................. $22,184 $29,045 $33,386
                                                         ======= ======= =======

  The following is a schedule of future minimum lease payments under non-cancellable operating leases for the years ending December 31, (in thousands):

     2000.............................................................. $ 31,680
     2001..............................................................   28,691
     2002..............................................................   25,655
     2003..............................................................   21,255
     2004..............................................................   12,957
     Thereafter........................................................   15,481
                                                                        --------
                                                                        $135,719
                                                                        ========

  The Company is party to certain claims and litigation initiated in the ordinary course of business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

(10) Employee Benefit Plans

 (a) Concentra 401(k) Plan

  The Company has a defined contribution plan (the "Concentra 401(k) Plan"), formerly the Managed Care Services 401(k) Plan (the "MCS Concentra 401(k) Plan"), pursuant to which employees who are at least 21 years of age and who have completed at least six months of service are eligible to participate. Participants in the Concentra 401(k) Plan may not contribute more than the lesser of a specified statutory amount or 15% of his or her pretax total compensation. The Concentra 401(k) Plan permits, but does not require, additional matching contributions of up to 50% of participants' pretax contributions up to a maximum of 6% of compensation by the Company. Employees are 100% vested in their own contributions while Company contributions vest 20% per year with employees being fully vested after 5 years. The Company made matching contributions of 50% of each participant's pretax contributions up to 4% of compensation in both 1998 and 1999.

 (b) Health Services 401(k) Plan

  Health Services' defined contribution plan (the "HS 401(k) Plan") merged into the Concentra 401(k) Plan as of July 1, 1998. The HS 401(k) Plan had similar terms to those of the Concentra 401(k) Plan. There were no matching contributions under the plan in 1997 and 1998.

 (c) PPS 401(k) Plan

  PPS' defined contribution plan (the "PPS 401(k) Plan") merged into the Concentra 401(k) Plan as of August 1, 1998. The PPS 401(k) Plan had similar terms to those of the Concentra 401(k) Plan. For the year

                        CONCENTRA OPERATING CORPORATION
ended December 31, 1997 and the seven-month period in 1998, PPS elected to match 25% of employee contributions up to 7% of gross earnings.

  The Company has expensed $1.1 million, $1.5 million, and $2.7 million for the years ended December 31, 1997, 1998, and 1999, respectively, for matching contributions to the Concentra 401(k) and PPS 401(k) Plans.

(11) Stock Purchase Plan and Stock Option Plans

  All information presented below relates to CMC stock and stock option activity.

 (a) Employee Stock Purchase Plan

  Until March 2, 1999, CMC maintained an Employee Stock Purchase Plan that permitted substantially all employees to acquire up to 500,000 shares of CMC common stock at the end of each specified period at a purchase price of 85% of the lower of the fair market value of the stock on the first or last business day of the purchase period. Purchase periods were semi-annual and began on January 1 and July 1 of each year. Employees were allowed to designate up to 15% of their base compensation for the purchase of common stock. The Option and Compensation Committee administered the Employee Stock Purchase Plan. On March 2, 1999, CMC terminated the Employee Stock Purchase Plan. The final period for which participating employees acquired shares of CMC's common stock began on January 1, 1999 and ended March 2, 1999.

  CMC issued the following shares of common stock under the employee stock purchase plans for each of the following purchase periods:

                                                                     Weighted
                                                          Number   Average Price
   Purchase Periods Ended                                of Shares   Per Share
   ----------------------                                --------- -------------
   December 31, 1996....................................   44,606     $22.18
   June 30, 1997........................................   50,056     $21.38
   December 31, 1997....................................   47,245     $24.86
   June 30, 1998........................................   64,587     $22.10
   December 31, 1998....................................  160,512     $ 9.08
   March 2, 1999........................................   63,358     $ 8.55

 (b) Concentra 1997 Long-Term Incentive Plan

  CMC historically has granted awards with respect to shares under CMC's 1997 Long-term Incentive Plan (the "1997 Incentive Plan"). The awards under the 1997 Incentive Plan include: (i) incentive stock options qualified as such under U.S. federal income tax laws, (ii) stock options that do not qualify as incentive stock options, (iii) stock appreciation rights ("SARs"), (iv) restricted stock awards and (v) performance units.

  The number of shares of CMC common stock that may be subject to outstanding awards under the 1997 Incentive Plan at any one time is equal to ten percent of the total number of outstanding shares of CMC common stock (treating as outstanding all shares of CMC common stock issuable within 60 days upon exercise of stock options or conversion or exchange of outstanding, publicly-traded convertible or exchangeable securities of CMC) minus the total number of shares of Common Stock subject to outstanding awards under the 1997 Incentive Plan and any future stock-based plan for employees or directors of the Company. At December 31, 1998, CMC was authorized to award grants of approximately 5,019,000 shares under the 1997 Incentive Plan.

                        CONCENTRA OPERATING CORPORATION

  During 1997, the Company granted restricted stock for 357,000 shares of Common Stock under the 1997 Incentive Plan which were valued at approximately $9.9 million based upon the market value of the shares at the time of issuance. As of December 31, 1998, 93,000 shares of the restricted stock granted in 1997, valued at $2.8 million, have been canceled due to forfeiture. During 1998, the Company granted restricted stock for 48,000 shares of Common Stock under the 1997 Incentive Plan which were valued at $1.4 million based upon the market value of the shares at the time of issuance. The restricted stock grants vest 25% per year beginning January 1, 2002. If the Company's financial performance exceeds certain established performance goals, however, the vesting of these shares could accelerate whereby 33 1/3% of the shares could become vested on January 1, 2000 and each year thereafter. For the years ended December 31, 1997 and 1998, the Company recorded amortization of $0.6 million and $0.8 million, respectively, in connection with the deferred compensation associated with the restricted stock grants. During 1997 and 1998, the Company also granted 2,754 and 3,570 shares of restricted stock to outside directors that vest over one year.

  After the 1997 Merger, no additional awards were made under the former CRA and OccuSystems stock option plans and only that number of shares of Common Stock issuable upon exercise of awards granted under the former CRA and OccuSystems stock option plans as of the 1997 Merger were reserved for issuance by CMC.

  During 1999, the Company granted 10,000 options under the 1997 Incentive Plan. There were 1,416,289 options exercised and 4,436,997 options canceled under the 1997 Incentive Plan, primarily in connection with the 1999 Merger. Simultaneous with the 1999 Merger, no additional awards will be made under the 1997 Incentive Plan. Only that number of shares of CMC stock issuable upon exercise of awards granted under the 1997 Incentive Plan as of the 1999 Merger were reserved for issuance by CMC.

 (c) Concentra 1999 Long-Term Incentive Plan

  Concentra's board and stockholders approved its 1999 Stock Option and Restricted Stock Purchase Plan ("the 1999 Stock Plan") in August 1999. The 1999 Stock Plan provides for the grant of options or awards to purchase an aggregate 3,750,000 shares of CMC common stock, either in the form of incentive stock options qualified as such under the U.S. Federal Income Tax Laws, nonqualified stock options or restricted stock purchase awards. The 1999 Stock Plan includes provisions for adjustment of the number of shares of common stock available for grant of award thereunder and in the number of shares of common stock underlying outstanding options in the event of any stock splits, stock dividends or other relevant changes in the capitalization of Concentra. Under the 1999 Stock Plan, employees, including officers, are eligible to receive grants of either incentive stock options or nonqualified stock options and restricted stock purchase awards. Non-employee directors are eligible to be granted only nonqualified options and awards.

  The exercise price of incentive stock options may not be less than 100% of the fair market value of the shares of common stock, as determined by the Company's board of directors or the Compensation Committee, as the case may be, on the date the option is granted. The exercise price of non-qualified stock options may not be less than 100% of the fair market value of the shares of CMC common stock on the date the option is granted. In addition, the aggregate fair market value of the shares of stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. In addition, no incentive stock option shall be granted to an optionee who owns more than 10% of the total combined voting power for all classes of stock of CMC, unless the exercise price is at least 110% of the fair market value of the shares of CMC's common stock and the exercise period does not exceed 5 years.

  The Company granted 698,840 options and canceled 89,961 options under the 1999 Stock Plan in 1999. Restricted stock purchase awards granted under the 1999 Stock Plan will continue in effect until August 17, 2009, unless terminated prior to such date by the Board.

                        CONCENTRA OPERATING CORPORATION

  A summary of the status for all outstanding options at December 31, 1997, 1998, and 1999 and changes during the years then ended is presented in the table below:

                                                                     Weighted
                                                         Number    Average Price
                                                       of Shares     Per Share
                                                       ----------  -------------
   Balance December 31, 1996..........................  3,865,742     $13.59
     Granted..........................................  2,925,655      22.51
     Exercised........................................   (801,593)      9.02
     Canceled.........................................   (268,017)     20.71
                                                       ----------     ------
   Balance December 31, 1997..........................  5,721,787      18.46
     Granted..........................................  2,945,570      21.43
     Exercised........................................   (696,473)      6.77
     Canceled......................................... (1,277,335)     24.53
                                                       ----------     ------
   Balance December 31, 1998..........................  6,693,549      20.21
     Granted..........................................    708,840      16.43
     Exercised........................................ (1,416,289)      6.13
     Canceled......................................... (4,526,958)     27.11
                                                       ----------     ------
   Balance December 31, 1999..........................  1,459,142     $10.60
                                                       ==========     ======

  The weighted average fair market value of options granted in 1997, 1998, 1999 were $25.89, $21.95 and $4.31, respectively. There are no exercisable options outstanding as of December 31, 1999. A further breakdown of the outstanding options at December 31, 1999 is as follows:

                                                                    Weighted
                                                         Weighted   Average
                                               Number of Average  Contractual
   Range of Exercise Prices                     Options   Price   Life (Years)
   ------------------------                    --------- -------- ------------
   $0.00-$4.65................................   188,263  $ 0.32      8.29
   $8.06-$11.50...............................   662,000    8.09      8.79
   $16.50.....................................   608,879   16.50      9.63
                                               ---------  ------      ----
                                               1,459,142  $10.60      9.08
                                               =========  ======      ====

(d) SFAS 123, Accounting for Stock-Based Compensation, Disclosures

  The Company accounts for these plans under APB No. 25, under which no compensation cost has been recognized related to stock option grants. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and pro forma net income would have been reduced to the following supplemental pro forma amounts (in thousands):

                                                       1997    1998     1999
                                                      ------- ------- --------
   Net income (loss):
     As reported..................................... $10,000 $22,486 $(26,504)
     Supplemental pro forma.......................... $ 3,612 $ 8,864 $(28,229)

  Because the method of accounting under SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the 1997, 1998, and 1999 pro forma amounts include $396,000, $509,000 and $102,000,

                        CONCENTRA OPERATING CORPORATION
respectively, related to purchase discounts offered on employee stock purchase plans. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1998 and 1999, respectively:

                                                             1997   1998   1999
                                                             -----  -----  ----
   Risk-free interest rates.................................  5.50%  5.18% 6.08%
   Expected volatility...................................... 45.29% 78.91% 0.00%
   Expected dividend yield..................................   --     --    --
   Expected weighted average life of options in years.......   3.7    3.0   5.0

(12) Segment Information

  Operating segments represent components of the Company's business that are evaluated regularly by key management in assessing performance and resource allocation. The Company has determined that its reportable segments consist of its Health Services, Specialized Cost Containment and Field Case Management Groups.

  Health Services manages occupational healthcare centers at which it provides support personnel, marketing, information systems and management services to its affiliated physicians. Health Services owns all the operating assets of the occupational healthcare centers, including leasehold interests and medical equipment.

  Specialized Cost Containment services include first report of injury, utilization management (precertification and concurrent review) retrospective medical bill review, telephonic case management, preferred provider organization ("PPO") network access, independent medical examinations ("IMEs"), peer reviews and hospital bill auditing. These services are designed to reduce the cost of workers' compensation claims, automobile accident injury claims and group health claims.

  Field Case Management provides services involving case managers and nurses working on a one-on-one basis with injured employees and their various health care professionals, employers and insurance company adjusters to assist in maximizing medical improvement and, where appropriate, to expedite the return to work.

  The Health Services Group is managed separately and has different economic characteristics from the Specialized Cost Containment and Field Case Management groups, and is therefore shown as a separate reportable segment. The Field Case Management Group and certain operating segments included in the Specialized Cost Containment Group have similar economic characteristics and may share the same management and/or locations. However, the Field Case Management Group is reported as a separate segment for management reporting purposes and it represents 49.3%, 47.7% and 41.9% of total Managed Care Services revenue for the years ended December 31, 1997, 1998, and 1999, respectively.

  Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.

                        CONCENTRA OPERATING CORPORATION

  The Company's Statements of Operations on a segment basis for the years ended December 31, 1997, 1998 and 1999 were as follows (in thousands):

                                                    1997      1998      1999
                                                  --------  --------  --------
Revenue:
  Health Services................................ $207,676  $259,481  $330,064
  Managed Care Services:
    Specialized cost containment.................  142,919   183,734   204,084
    Field case management........................  138,723   167,841   147,264
                                                  --------  --------  --------
    Total Managed Care Services..................  281,642   351,575   351,348
                                                  --------  --------  --------
                                                   489,318   611,056   681,412
Gross profit margins:
  Health Services................................   52,300    58,300    64,981
  Managed Care Services:
    Specialized cost containment.................   42,907    60,440    66,791
    Field case management........................   21,472    23,019    15,151
                                                  --------  --------  --------
    Total Managed Care Services..................   64,379    83,459    81,942
                                                  --------  --------  --------
                                                   116,679   141,759   146,923
Operating income (1):
  Health Services................................   12,273    34,415    34,405
  Managed Care Services:
    Specialized cost containment.................      --        --     46,826
    Field case management........................      --        --      5,599
                                                  --------  --------  --------
    Total Managed Care Services..................   20,042    20,785    52,425
  Corporate general and administrative...........      --        --     18,158
  Non-recurring charges..........................      --        --     54,419
                                                  --------  --------  --------
                                                    32,315    55,200    14,253
Interest expense.................................   12,667    18,021    35,779
Interest income..................................   (2,297)   (4,659)   (2,900)
Other expense, net...............................      883        44      (391)
                                                  --------  --------  --------
  Income before income taxes.....................   21,062    41,794   (18,235)
Provision for income taxes.......................   11,062    19,308     8,269
                                                  --------  --------  --------
Net income (loss)................................ $ 10,000  $ 22,486  $(26,504)
                                                  ========  ========  ========

--------
(1) Prior to 1999, corporate-level general and administrative expenses were reported in the Health Services and Managed Care Services groups based on where general and administrative activities were incurred. In addition, general and administrative expenses for the Managed Care Groups were not separately reported prior to 1999. Therefore, the Company did not make allocations of corporate level and managed care level general and administrative expenses in 1997 and 1998. Beginning in 1999, the corporate function has been separately reported.

                        CONCENTRA OPERATING CORPORATION

  The Company's segment depreciation and amortization, capital expenditures and identifiable assets for the years ended December 31, 1997, 1998, and 1999 are as follows (in thousands):

                                                       1997     1998     1999
                                                     -------- -------- --------
   Depreciation and amortization:
     Health Services................................ $  9,162 $ 11,372 $ 18,965
     Managed Care Services(2).......................    7,376   11,552   16,277
                                                     -------- -------- --------
                                                     $ 16,538 $ 22,924 $ 35,242
                                                     ======== ======== ========
   Capital expenditures:
     Health Services................................ $ 16,862 $ 19,235 $ 20,274
     Managed Care Services(2).......................    8,673   14,952   15,679
                                                     -------- -------- --------
                                                     $ 25,535 $ 34,187 $ 35,953
                                                     ======== ======== ========
   Identifiable assets:
     Health Services................................ $261,521 $309,419 $386,885
     Managed Care Services(2).......................  221,012  347,375  267,219
                                                     -------- -------- --------
                                                     $482,533 $656,794 $654,104
                                                     ======== ======== ========

--------
(2) Depreciation and amortization, capital expenditures and identifiable assets is not separately reported within the Managed Care groups.

(13) Selected Financial Data

                                              Year Ended December 31,
                                    --------------------------------------------
                                      1995     1996     1997     1998     1999
                                    -------- -------- -------- -------- --------
                                                   (in thousands)
Statement of Operations Data:
Revenues........................... $305,355 $372,683 $489,318 $611,056 $681,412
Gross profit.......................   62,435   82,755  116,679  141,759  146,923
Non-recurring charges(1)..............   898      964   38,625   33,114   54,419
Operating income...................   29,446   45,194   32,315   55,200   14,253
Income (loss) before taxes.........   24,246   41,476   21,062   41,794  (18,235)
Provision for income taxes.........    7,771   13,437   11,062   19,308    8,269
Net income (loss).................. $ 16,475 $ 28,039 $ 10,000 $ 22,486 $(26,504)
Balance Sheet Data:
Working capital.................... $ 21,971 $116,439 $ 36,754 $201,870 $102,370
Total assets.......................  188,530  367,900  482,533  656,794  654,104
Total debt.........................   34,639  142,229  206,600  327,925  567,747
Total stockholders' equity
 (deficit).........................  109,383  178,146  206,441  239,875  (39,273)

--------
(1) See Note 4, Recent Acquisitions and Non-recurring Charges.

                        CONCENTRA OPERATING CORPORATION

(14) Selected Quarterly Operating Results (Unaudited)

  The following table sets forth certain unaudited quarterly results of operations for each of the eight quarters in the period ended December 31, 1999. In management's opinion, this unaudited information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the financial statements and notes thereto included elsewhere in this document. The operating results for any quarter are not necessarily indicative of results for any subsequent quarter. Amounts are stated in thousands.

                                                 Quarter Ended
                                  --------------------------------------------
                                   March
                                    31,    June 30, September 30, December 31,
                                    1999     1999       1999          1999
                                  -------- -------- ------------- ------------
Revenue.......................... $155,411 $174,088   $176,658      $175,255
Cost of services.................  123,737  130,204    138,988       141,560
                                  -------- --------   --------      --------
  Gross profit...................   31,674   43,884     37,670        33,695
General and administrative
 expenses........................   14,420   16,841     15,957        18,073
Amortization.....................    3,038    3,115      3,342         3,465
Non-recurring charge.............      --       --      54,419           --
                                  -------- --------   --------      --------
  Operating income (loss)........   14,216   23,928    (36,048)       12,157
Other expense, net...............    3,663    3,882      9,198        15,745
Provision (benefit) for income
 taxes...........................    4,485    8,520     (3,176)       (1,560)
                                  -------- --------   --------      --------
Net income (loss)................ $  6,068 $ 11,526   $(42,070)     $ (2,028)
                                  ======== ========   ========      ========

                                                 Quarter Ended
                                  --------------------------------------------
                                   March
                                    31,    June 30, September 30, December 31,
                                    1998     1998       1998          1998
                                  -------- -------- ------------- ------------
Revenue.......................... $144,282 $157,501   $157,362      $151,911
Cost of services.................  109,898  116,633    118,660       124,106
                                  -------- --------   --------      --------
  Gross profit...................   34,384   40,868     38,702        27,805
General and administrative
 expenses........................   10,645   11,228     11,851        11,602
Amortization.....................    2,015    2,036      2,051         2,017
Non-recurring charge.............   12,600      --         --         20,514
                                  -------- --------   --------      --------
  Operating income (loss)........    9,124   27,604     24,800        (6,328)
Other expense, net...............    3,710    3,207      3,355         3,134
Provision (benefit) for income
 taxes...........................    4,567   10,236      9,000        (4,495)
                                  -------- --------   --------      --------
Net income (loss)................ $    847 $ 14,161   $ 12,445      $ (4,967)
                                  ======== ========   ========      ========

                                                        Supplemental Schedule II

                          CONCENTRA MANAGED CARE, INC.
                       Valuation and Qualifying Accounts
              For the Years Ended December 31, 1997, 1998 and 1999
                                 (in thousands)

                         Beginning  Charged               Net Deductions Ending
                          Balance  To Income Acquisitions From Reserves  Balance
                         --------- --------- ------------ -------------- -------
Allowance for Doubtful
 Accounts
  1997..................  $ 9,978   $ 8,890     $7,797       $ 9,942     $16,723
  1998..................   16,723    12,869      1,968        14,350      17,210
  1999..................   17,210    16,101      3,129        16,997      19,443

Contractual Allowances
  1997..................  $ 1,653   $14,718     $  --        $12,743     $ 3,628
  1998..................    3,628    16,095        --         15,073       4,650
  1999..................    4,650    27,757        472        23,799       9,080

  Non-recurring charge breakout by major category was as follows (in thousands):

                         Professional    Facility    Personnel
                             Fees     Consolidations  Related    Other     Total
                         ------------ -------------- ---------  --------  --------
Balance December 31,
 1996...................   $    --       $   --      $    --    $    --   $    --
  Provision--Q3 97
   Charge...............     11,569        5,945       16,216      4,895    38,625
  Usage--Q3 97 Charge...     (9,155)      (5,476)     (11,803)    (4,664)  (31,098)
                           --------      -------     --------   --------  --------
Balance December 31,
 1997...................      2,414          469        4,413        231     7,527

1998 Provision:
  Q1 98 Charge..........      5,200        2,100        2,400      2,900    12,600
  Q4 98 Charge..........        --         5,836        3,817     10,861    20,514
                           --------      -------     --------   --------  --------
Total 1998 Provision....      5,200        7,936        6,217     13,761    33,114
                           --------      -------     --------   --------  --------

1998 Usage:
  Q3 97 Charge..........     (2,414)        (469)      (4,413)      (231)   (7,527)
  Q1 98 Charge..........     (5,136)        (746)      (2,355)    (2,891)  (11,128)
  Q4 98 Charge..........        --        (1,140)      (2,490)    (7,416)  (11,046)
                           --------      -------     --------   --------  --------
Total 1998 Usage........     (7,550)      (2,355)      (9,258)   (10,538)  (29,701)
                           --------      -------     --------   --------  --------
Balance December 31,
 1998...................         64        6,050        1,372      3,454    10,940

1999 Provision:
  Q3 1999 Charge........     29,334        1,795       21,574      1,716    54,419

1999 Usage:
  Q1 98 Charge..........       (473)         (39)        (326)      (187)   (1,025)
  Q1 98 Charge - Change
   in Estimates.........        434         (966)         281        251       --
  Q4 98 Charge..........        --        (3,285)      (1,225)    (1,446)   (5,956)
  Q3 99 Charge..........    (28,405)         --       (21,524)    (1,758)  (51,687)
                           --------      -------     --------   --------  --------
Total 1999 Usage........    (26,790)      (4,290)     (22,794)    (3,140)  (58,668)
                           --------      -------     --------   --------  --------

Balance December 31,
 1999...................   $    954      $ 3,555     $    152   $  2,030  $  6,691
                           ========      =======     ========   ========  ========

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Concentra Operating Corporation:

  We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Concentra Operating Corporation and have issued our report thereon dated March 21, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statement schedules is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 21, 2000

                               INDEX TO EXHIBITS

                           INCORPORATION BY REFERENCE

 Exhibit
 Number                               Description
 -------                              -----------
    2.1  Agreement and Plan of Reorganization dated August 29, 1997, among CRA
          Managed Care, Inc. and OccuSystems, Inc. and the Registrant
          (incorporated by reference as Exhibit 2.1 to CMC's Annual Report on
          Form 10-K for the year ended December 31, 1997).

    2.2  Agreement and Plan of Merger dated February 24, 1998, among Concentra
          Managed Care, Inc. ("CMC") and Preferred Payment Systems, Inc.
          (incorporated by reference to Exhibit 2.2 to CMC's Annual Report on
          Form 10-K for the year ended December 31, 1997).

    2.3  Agreement and Plan of Merger dated March 2, 1999, between Yankee
          Acquisition Corp. and CMC (incorporated by reference to Exhibit 2.1 to CMC's Current Report on Form 8-K filed on March 3, 1999).

    2.4  Amended and Restated Agreement and Plan of Merger dated March 24,
          1999, between Yankee Acquisition Corp. and CMC (incorporated by reference to Exhibit 2.1 to CMC's Current Report on Form 8-K filed on July 14, 1999).

   *3.1  Articles of Incorporation of Concentra Operating Corporation ("COC").

   *3.2  Amended and Restated By-Laws of COC.

   *3.3  Articles of Incorporation of Concentra Management Services, Inc.

   *3.4  Amended and Restated By-Laws of Concentra Management Services, Inc.

   *3.5  Amended and Restated Certificate of Incorporation of Concentra
          Preferred Systems, Inc.

   *3.6  Amended and Restated By-Laws of Concentra Preferred Systems, Inc.

   *3.7  Amended and Restated Certificate of Incorporation of Prompt
          Associates, Inc.

   *3.8  Amended and Restated By-Laws of Prompt Associates, Inc.

   *3.9  Amended and Restated Certificate of Incorporation of First Notice
          Systems, Inc.

  *3.10  Amended and Restated By-Laws of First Notice Systems, Inc.

  *3.11  Amended and Restated Charter of Focus Healthcare Management, Inc.

  *3.12  Amended and Restated By-Laws of Focus Healthcare Management, Inc.

  *3.13  Amended and Restated Articles of Incorporation of CRA Managed Care of
          Washington, Inc.

  *3.14  Amended and Restated By-Laws of CRA Managed Care of Washington, Inc.

  *3.15  Articles of Incorporation of CRA-MCO, Inc.

  *3.16  Amended and Restated By-Laws of CRA-MCO, Inc.

  *3.17  Amended and Restated Articles of Incorporation of Drug-Free
          Consortium, Inc.

  *3.18  Amended and Restated By-Laws of Drug-Free Consortium, Inc.

  *3.19  Articles of Organization of Concentra Managed Care Services, Inc.

  *3.20  Amended and Restated By-Laws of Concentra Managed Care Services, Inc.

  *3.21  Amended and Restated Articles of Incorporation of Concentra Health
          Services, Inc.

  *3.22  Amended and Restated By-Laws of Concentra Health Services, Inc.

  *3.23 Agreement and Declaration of Trust of Concentra Managed Care Business
         Trust.

  *3.24 Agreement of Limited Partnership of OccuCenters I, L.P.

  *3.25 Amended and Restated Articles of Incorporation of OCI Holdings, Inc.

  *3.26 Amended and Restated By-Laws of OCI Holdings, Inc.

  *3.27 Amended and Restated Articles of Incorporation of Hillman Consulting,
         Inc.

  *3.28 Amended and Restated By-Laws of Hillman Consulting, Inc.

   *4.1 Indenture dated as of August 17, 1999, between COC and United States
         Trust Company of New York, as Trustee, relating to the 13% Senior
         Subordinated Notes due 2009.

   *4.2 Indenture dated as of August 17, 1999, between CMC and United States
         Trust Company of New York, as Trustee, relating to the 14% Senior
         Discount Debentures due 2010.

    4.3 Indenture dated as of December 24, 1996, between OccuSystems, Inc.
         ("OccuSystems") and United States Trust Company of New York, as
         Trustee, (the "OccuSystems Indenture") relating to the 6% Convertible
         Subordinated Notes due 2001 (incorporated by reference to Exhibit 4.1 to OccuSystems' Registration Statement on Form S-3 filed on January
         31, 1997).

    4.4 First Supplemental Indenture dated as of August 29, 1997, between
         OccuSystems, CMC and United States Trust Company of New York, as
         Trustee, relating to the 6% Convertible Subordinated Notes due 2001
         (incorporated by reference to Exhibit 4.2 to CMC's Annual Report on
         Form 10-K for the year ended December 31, 1997).

   *4.5 Second Supplemental Indenture dated as of August 17, 1999, between CMC and United States Trust Company of New York, as Trustee, relating to the 6% Convertible Subordinated Notes due 2001.

    4.6 Indenture dated as of March 16, 1998, between CMC and ChaseBank of
         Texas, N.A., as Trustee, (the "Concentra Indenture") relating to the
         4.5% Convertible Subordinated Notes due 2003 (incorporated by reference to Exhibit 4.1 to CMC's Current Report on Form 8-K filed on
         March 30, 1998).

   *4.7 First Supplemental Indenture dated as of August 17, 1999, between CMC and Chase Bank of Texas, N.A., as Trustee, relating to the 4.5%
         Convertible Subordinated Notes due 2003.

   *4.8 Warrant Agreement dated as of August 17, 1999, by and among CMC and the several persons named on Schedule I thereto.

    4.9 Form of 13% Series B Senior Subordinated Notes due 2009 of COC
         (included in Exhibit 4.1).

   4.10 Form of 14% Senior Discount Debentures due 2010 of CMC (included in
         Exhibit 4.2).

   4.11 Form of 6% Convertible Subordinated Notes due 2001 of CMC (included in
         Exhibit 4.3).

   4.12 Form of 4.5% Convertible Subordinated Notes due 2003 of CMC (included in Exhibit 4.4).

   4.13 Form of Warrant to acquire CMC common stock (included in Exhibit 4.8).

  *4.14 Registration Rights Agreement dated as of August 17, 1999 by and among
         COC, the Guarantors set forth on the signature pages thereof, and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities,
         Inc., Credit Suisse First Boston Corporation, Deutsche Bank
         Securities, Inc. and Fleet Securities, Inc., as initial purchasers.

  *4.15 Registration Rights Agreement dated as of August 17, 1999 by and among
         CMC, and the persons named in Schedules I and II thereto.

  *10.1 Purchase Agreement dated August 17, 1999, by and among COC, the
         Guarantors set forth on the signature pages thereof, and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc.,
         Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc.
         and Fleet Securities, Inc., as initial purchasers, relating to the issuance and sale of $190,000,000 aggregate principal amount of COC's
         13% Senior Subordinated Notes due 2009, Series A.

     *10.2 Credit Agreement dated as of August 17, 1999, among CMC, COC, the
            Several Lenders from time to time parties thereto, The Chase
            Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as Co-Documentation Agents, and DLJ
            Capital Funding, Inc., as Syndication Agent.

    **10.3 Credit Facility Agreement dated as of August 17, 1999, by and among
            CMC, COC, the Several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse
            First Boston and Fleet National Bank, as co-Documentation Agents and DLJ Capital Funding, Inc., as Syndication Agent, Amended and
            Restated as of March 21, 2000.

     *10.4 Purchase Agreement dated August 17, 1999, by and among CMC and the several persons named on Schedule I thereto, relating to the issuance and sale of $110,000,000 aggregate face amount of CMC's
            14% Senior Discount Debentures due 2010 and Warrants to acquire CMC common stock.

   ++*10.5 Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock
            Purchase Plan.

    ++10.6 Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan
            (incorporated by reference to Appendix G to the Joint Proxy
            Statement/Prospectus forming a part of CMC's Registration Statement on Form S-4 filed on July 31, 1997).

    ++10.7 CRA Managed Care, Inc. ("CRA") 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit
            10.3 to CRA's Registration Statement on Form S-1 filed on March 17,
            1995).

    ++10.8 CRA Managed Care, Inc. 1994 Non-Qualified Time Acceleration
            Restricted Stock Option Plan (incorporated by reference to Exhibit
            10.5 to CRA's Registration Statement on Form S-1 filed on March 17,
            1995).

    ++10.9 OccuSystems, Inc. 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to OccuSystems' Registration Statement on Form S-1 filed on May 8, 1995).

   ++10.10 First Amended and Restated OccuSystems, Inc. and its Subsidiaries and Affiliates Stock Option and Restricted Stock Purchase Plan dated April 28, 1992 (incorporated by reference to Exhibit 10.11 to
            OccuSystems' Registration Statement on Form S-1 filed on May 8,
            1995).

  ++*10.11 Employment Agreement dated as of August 17, 1999, between CMC and W.
            Tom Fogarty.

  ++*10.12 Employment Agreement dated as of August 17, 1999, between CMC and
            James M. Greenwood.

  ++*10.13 Employment Agreement dated as of August 17, 1999, between CMC and
            Richard A. Parr II.

  ++*10.14 Employment Agreement dated as of August 17, 1999, between CMC and
            Daniel J. Thomas.

  ++*10.15 Employment Agreement dated as of August 17, 1999, between CMC and
            Thomas E. Kiraly.

 ++**10.16 Employment Agreement dated as of December 7, 1999, between CMC and
            Bradley T. Harslem.

     10.17 Indemnification Agreement dated as of September 17, 1997, between
            CMC and Daniel J. Thomas (identical agreements were executed between CMC and each of the following: Joseph F. Pesce, Richard A.
            Parr II, James M. Greenwood, W. Tom Fogarty, Kenneth Loffredo,
            Mitchell T. Rabkin, George H. Conrades, Robert A. Ortenzio, Lois E.
            Silverman, Paul B. Queally, John K. Carlyle) (incorporated by reference to Exhibit 10.17 to CMC's Annual Report on Form 10-K for the year ended December 31, 1997).

     10.18 Indemnification Agreement dated as of May 13, 1998, between CMC and
            Hon. Willis D. Gradison, Jr. (identical agreements executed between
            CMC and Stephen Read (dated December 16, 1997), Richard D. Rehm,
            M.D. (dated May 13, 1998), Eliseo Ruiz III (dated May 11, 1998),
            Scott Henault (dated September 17, 1997), Darla Walls (dated
            December 16, 1997), Jeffrey R. Luber (dated December 16, 1997) and
            Martha Kuppens (dated December 16, 1997)) (incorporated by reference to Exhibit 10.3 to CMC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

 **10.19 Software License Agreement dated as of February 10, 1995, between CRA and CompReview, Inc. (confidential treatment granted).

   10.20 Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between Concentra Health Services, Inc.
          (formerly OccuCenters, Inc.) ("CHS") and Occupational Health Centers of Southwest, P.A., a Texas professional association (incorporated by reference to Exhibit 10.6 to OccuSystems' Annual Report on Form 10-K for the year ended December 31, 1995).

   10.21 Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between CHS and Occupational Health Centers of Southwest, P.A., an Arizona professional association (incorporated by reference to Exhibit 10.7 to OccuSystems' Annual Report on Form
          10-K for the year ended December 31, 1995).

   10.22 Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between CHS and Occupational Health Centers of New Jersey, a New Jersey professional association (incorporated by reference to Exhibit 10.8 to OccuSystems' Registration Statement on
          Form S-1 filed on March 28, 1996).

  *10.23 Stockholders Agreement dated as of August 17, 1999 by and among CMC and the several persons named in Schedules I and II thereto.

  *10.24 Registration Rights Agreement dated as of August 17, 1999 by and among
          CMC and the several persons named in Schedules I and II thereto.

  **12.1 Statements re Computation of Ratios (included in the financial statements of COC).

  **21.1 Subsidiaries of COC.

  **27.1 Financial Data Schedule.

--------
 * Incorporated by reference to the Registrants' Registration Statement on Form S-4, initially filed on November 12, 1999.
** Filed herewith.
++ Indicates that Exhibit is a management contract or compensatory plan or arrangement.