Form 10-Q
period 2000-03-31
CONCENTRA OPERATING CORP
filed 2000-05-10
CIK 1098690

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C.  20549

                                _______________

                                   Form 10-Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       OR

        [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file 001-15699

                              ____________________
                        Concentra Operating Corporation
             (Exact name of Registrant as specified in its charter)


                    Nevada                            75-2822620
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)         Identification No.)

          5080 Spectrum Drive, Suite 400W               75001
                  Addison, Texas                      (Zip Code)
       (address of principal executive offices)


                                 (972) 364-8000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     [ ]  Yes   [X]  No

As of May 9, 2000, the Registrant had an aggregate of 1,000 shares outstanding of its common stock, $.01 par value. The Registrant is a wholly-owned subsidiary of Concentra Managed Care, Inc., a Delaware corporation, which, as of May 9, 2000, had 25,672,748 shares outstanding of its common stock, $.01 par value.
===============================================================================

                        CONCENTRA OPERATING CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q





PART I.  FINANCIAL INFORMATION                                                                                          Page
                                                                                                                        ----
Item 1.  Financial Statements

   Consolidated Balance Sheets at March 31, 2000 (Unaudited) and December 31, 1999....................................   3

   Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2000 and 1999...............   4

   Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2000 and 1999...............   5

   Notes to Consolidated Financial Statements (Unaudited).............................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........................  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................................  14


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................................................................  15

Signature ............................................................................................................  15

Exhibit Index ........................................................................................................  16


                        CONCENTRA OPERATING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                               March 31,             December 31,
                                                                                 2000                    1999
                                                                                 ----                    ----
                                                                              (Unaudited)
                               ASSETS
Current Assets:
 Cash and cash equivalents                                                     $  6,744               $ 14,371
 Accounts receivable, net                                                       162,226                156,239
 Prepaid expenses and other current assets                                       29,474                 28,674
                                                                               --------               --------
          Total current assets                                                  198,444                199,284

Property and equipment, net                                                     106,451                104,068
Goodwill and other intangible assets,  net                                      328,259                324,984
Other assets                                                                     26,959                 25,768
                                                                               --------               --------
                                                                               $660,113               $654,104
                                                                               ========               ========

                  LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Revolving credit facility                                                    $ 24,500               $  4,000
  Current portion of long-term debt                                               4,031                  3,805
  Accounts payable and accrued expenses                                          70,503                 89,109
                                                                               --------               --------
          Total current liabilities                                              99,034                 96,914

Long-term debt, net                                                             558,964                559,942
Long-term deferred tax and other liabilities                                     40,958                 36,521
Stockholder's Equity:
  Common stock                                                                        -                      -
  Paid-in capital                                                                 4,525                  4,525
  Retained deficit                                                              (43,368)               (43,798)
                                                                               --------               --------
          Total stockholder's equity (deficit)                                  (38,843)               (39,273)
                                                                               --------               --------
                                                                               $660,113               $654,104
                                                                               ========               ========

 The accompanying notes are an integral part of these consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
                                 (in thousands)


                                                                             Three Months Ended
                                                                                  March  31,
                                                                       ------------------------------
                                                                          2000                1999
                                                                       ---------            ---------
Revenue:
  Health Services                                                       $ 94,260            $ 70,622
  Managed Care Services:
      Specialized cost containment                                        51,671              46,712
      Field case management                                               35,165              38,077
                                                                        --------            --------
          Total Managed Care Services                                     86,836              84,789
                                                                        --------            --------
          Total revenue                                                  181,096             155,411

Cost of Services:
  Health Services                                                         76,995              57,800
  Managed Care Services:
    Specialized cost containment                                          35,379              32,903
    Field case management                                                 31,868              33,034
                                                                        --------            --------
         Total  Managed Care Services                                     67,247              65,937
                                                                        --------            --------
         Total cost of services                                          144,242             123,737
                                                                        --------            --------
           Total gross profit                                             36,854              31,674

General and administrative expenses                                       16,919              14,420
Amortization of intangibles                                                3,566               3,038
                                                                        --------            --------
                 Operating income                                         16,369              14,216

Interest expense                                                          16,221               4,677
Interest income                                                              (80)             (1,112)
Other, net                                                                  (196)                 98
                                                                        --------            --------
Income before income taxes                                                   424              10,553
Provision for income taxes                                                   193               4,485
                                                                        --------            --------
          Net income                                                    $    231            $  6,068
                                                                        ========            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
                                 (in thousands)



                                                                                            Three Months Ended
                                                                                                 March  31,
                                                                                      ------------------------------
                                                                                         2000                1999
                                                                                      ---------            ---------
Cash Flows from Operating Activities:
Net income                                                                            $    231             $  6,068
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
    Depreciation and amortization                                                        5,947                4,789
    Amortization of goodwill and other intangibles                                       3,566                3,537
    Earnings in unconsolidated subsidiaries, net of distributions                           43                  (63)
    Write-off of fixed assets                                                                -                  290
Changes in assets and liabilities:
    Accounts receivable, net                                                            (5,325)              (7,739)
    Prepaid expenses and other assets                                                     (288)              (3,362)
    Accounts payable and accrued expenses                                              (19,218)               3,885
                                                                                      --------             --------
          Net cash provided by (used in) operating activities                          (15,044)               7,405
                                                                                      --------             --------
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired                                                      (2,709)             (10,243)
Purchase of property and equipment                                                      (7,741)              (7,237)
Purchase of investments, net                                                                 -                  (21)
                                                                                      --------             --------
          Net cash provided by (used in) investing activities                          (10,450)             (17,501)
                                                                                      --------             --------
Cash Flows from Financing Activities:
Borrowings  under revolving credit facilities                                           20,500                    -
Payment of deferred financing costs                                                     (1,681)                   -
Proceeds from the issuance of long-term debt                                                52                    -
Repayments of long-term debt                                                            (1,004)                 (25)
Net proceeds from the issuance of common stock under employee
    stock purchase and option plans                                                          -                1,746
                                                                                      --------             --------
                 Net cash provided by (used in) financing activities                    17,867                1,721
                                                                                      --------             --------

Net Increase (Decrease) in Cash and Cash Equivalents                                    (7,627)              (8,375)

Cash and Cash Equivalents, beginning of period                                          14,371              101,128
                                                                                      --------             --------
Cash and Cash Equivalents, end of period                                              $  6,744             $ 92,753
                                                                                      ========             ========
Supplemental Disclosure of Cash Flow Information:
Interest paid                                                                         $ 23,145             $  5,587
Income taxes paid                                                                     $    -               $    484
Liabilities and debt assumed in acquisitions                                          $  5,206             $  2,323



  The accompanying notes are an integral part of these consolidated financial statements

                        CONCENTRA OPERATING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     The accompanying unaudited consolidated financial statements have been prepared by Concentra Operating Corporation (the "Company" or "Concentra Operating") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Results for interim periods should not be considered indicative of results for a full year. These consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes for the year ended December 31, 1999, included in the Company's 1999 Form 10-K, where certain terms have been defined. Earnings per share has not been reported for all periods presented, as Concentra Operating is a wholly-owned subsidiary of Concentra Managed Care, Inc. ("CMC") and has no publicly held shares.

(1) Recapitalization Transaction

    On August 17, 1999, CMC merged (the "1999 Merger") with Yankee Acquisition Corp. ("Yankee"). All CMC shares not held by Yankee were then converted to cash, and the remaining post-merger shares were acquired by certain investors. Simultaneous with the right to receive cash for shares, Yankee merged with and into CMC, the surviving entity, and CMC contributed all of its operating assets, liabilities, and shares in its subsidiaries, including Concentra Health Services, Inc., Concentra Managed Care Services, Inc., and Concentra Preferred Systems, Inc., with the exception of $110 million Senior Discount Debentures and $327.7 million of Convertible Subordinated Notes, to Concentra Operating in exchange for 1,000 shares of Concentra Operating common stock. The 1999 Merger was accounted for as a recapitalization transaction, with no changes to the basis of assets or liabilities.

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

     The accompanying consolidated financial statements as of March 31, 2000, and December 31, 1999, and for three months ended March 31, 2000, and March 31, 1999, and related footnotes reflect the operating results of CMC through August 17, 1999, and of Concentra Operating thereafter. CMC and Concentra Operating are presented together through August 17, 1999, since they represent the same reporting entity for the periods presented.

(3) Recent Accounting Pronouncement

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB
101"), "Revenue Recognition in Financial Statements."   SAB 101 is effective for
the first quarter of 2000 and provides additional guidance in applying generally accepted accounting principles for revenue recognition in financial statements based on interpretations and practices followed by the SEC. The Company has evaluated its revenue recognition practices and has determined that the bulletin will not have a material impact on the Company's consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)



(4) Revolving Credit Facilities and Long Term Debt

    The Company's long term debt as of March 31, 2000, and December 31, 1999, consists of the following (in thousands):

                                                    March 31,            December 31,
                                                      2000                  1999
                                                      ----                  ----
     Term Facilities:
        Tranche B due 2006                          $248,125              $248,750
        Tranche C due 2007                           124,063               124,375
     13.0% Senior Subordinated Notes due 2009        190,000               190,000
     Other                                               807                   622
                                                    --------              --------
                                                     562,995               563,747

     Less: Current maturities                         (4,031)               (3,805)
                                                    --------              --------
     Long-term debt, net of current maturities      $558,964              $559,942
                                                    ========              ========

    The Company's revolving credit borrowings at March 31, 2000, and December 31, 1999, were $24.5 million and $4.0 million, respectively. As of March 31, 2000, and December 31, 1999, accrued interest was $5.5 million and $12.4 million, respectively.

    On March 21, 2000, Concentra and its lenders amended its $475 million senior
secured credit agreement (the "Credit Facility.")   Under the terms of the
amended agreement, the financial compliance ratios have been modified to allow for increased leverage through September 2003 and decreased interest coverage through September 2004, as compared to the original agreement. In order to receive these amended ratios, the amended agreement provides for an interest rate increase of 0.75% on outstanding borrowings under the Credit Facility. The Company currently believes the amended agreement will enable Concentra to meet the terms of the financial compliance ratios for the foreseeable future. As a part of the amendment, the Company was also required to pay a fee of $1.7 million to lenders approving the amendment. The amendment fee was capitalized as deferred financing costs and will be amortized over the remaining life of the Credit Facility. A failure to comply with these and other financial compliance ratios could cause an event of default under the Credit Facility which could result in an acceleration of the related indebtedness before the terms of that indebtedness otherwise require the Company to pay that indebtedness. Such an acceleration would also constitute an event of default under the indentures relating to the $190 million 13% Senior Subordinated Notes (the "13% Subordinated Notes") and could also result in an acceleration of the 13% Subordinated Notes before the indentures otherwise require the Company to pay the notes.

    The Credit Facility and the 13% Subordinated Notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company's capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, for the first quarter of 2000. The Company's obligations under the Credit Facility are secured by a pledge of stock in the Company's subsidiaries and a pledge of the Company's and its subsidiaries' assets.

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


    The fair value of the Company's borrowings under the Credit Facility was $337.2 million, as of March 31, 2000. The fair value of the Company's 13% Subordinated Notes was $138.7 million at March 31, 2000. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

(5) Segment Information

    Operating segments represent components of the Company's business which are evaluated regularly by key management in assessing performance and resource allocation. The Company has determined that its reportable segments consist of its Health Services, Specialized Cost Containment and Field Case Management Groups. The following is a brief description of these reportable segments:

    Health Services provides specialized injury and occupational healthcare services to employers through its network of health centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides a full complement of non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs.

    Specialized Cost Containment services include first report of injury, utilization management (pre-certification and concurrent review), retrospective medical bill review, telephonic case management, specialized preferred provider organization network access, independent medical examinations, peer reviews and out-of-network bill review services. These services are designed to reduce the cost of workers' compensation claims, automobile accident injury claims and group health claims.

    Field Case Management provides services involving case managers and nurses working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters to assist in maximizing medical improvement and, where appropriate, to expedite the return to work.

    The Health Services Group is managed separately and has different economic characteristics from the Specialized Cost Containment and Field Case Management groups, and is therefore shown as a separate reportable segment. The Field Case Management Group and certain operating segments included in the Specialized Cost Containment Group have similar economic characteristics and may share the same management and/or locations. However, the Field Case Management Group is reported as a separate segment for management reporting purposes and it represents 40.5% and 44.9% of total Managed Care Services revenue for the three months ended March 31, 2000, and 1999, respectively.

    There has not been a material change in the composition of segment identifiable assets as of March 31, 2000, as compared to the December 31, 1999 amounts reported in the Company's 1999 Form 10-K. Revenues from individual customers, revenues between business segments and revenues, operating profit and identifiable assets of foreign operations are not significant.

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

    The Company's unaudited consolidated statements of operations on a segment basis were as follows (in thousands):

                                                                  For The Three Months Ended
                                                                           March 31,
                                                            ----------------------------------------
                                                                    2000                    1999
                                                                    ----                    ----
Revenue:
    Health Services                                              $ 94,260                 $ 70,622
    Managed Care Services:
      Specialized cost containment                                 51,671                   46,712
      Field case management                                        35,165                   38,077
                                                                 --------                 --------
        Total Managed Care Services                                86,836                   84,789
                                                                 --------                 --------
                                                                  181,096                  155,411

Gross profit:
     Health Services                                               17,265                   12,822
     Managed Care Services:
         Specialized cost containment                              16,292                   13,809
         Field case management                                      3,297                    5,043
                                                                 --------                 --------
          Total Managed Care Services                              19,589                   18,852
                                                                 --------                 --------
                                                                   36,854                   31,674
Operating income:
     Health Services                                                9,129                    6,260
     Managed Care Services:
         Specialized cost containment                              11,160                    9,299
         Field case management                                      1,349                    2,756
                                                                 --------                 --------
           Total Managed Care Services                             12,509                   12,055
     Corporate general and administrative expenses                  5,269                    4,099
                                                                 --------                 --------
                                                                   16,369                   14,216

Interest expense                                                   16,221                    4,677
Interest income                                                       (80)                  (1,112)
Other, net                                                           (196)                      98
                                                                 --------                 --------
    Income before income taxes                                        424                   10,553
Provision for income taxes                                            193                    4,485
                                                                 --------                 --------
Net income                                                       $    231                 $  6,068
                                                                 ========                 ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section contains certain forward-looking statements that are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these "forward-looking statements" (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act) by words and phrases such as "anticipates", "plans," "believes," "estimates," "expects," "will be developed and implemented," and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and future events could cause the Company's actual results, performance, or achievements to differ materially from those expressed in, or implied by, these statements. These risks and uncertainties include, but are not limited to, general industry and economic conditions; shifts in customer demands; the ability to manage business growth and diversification; the ability to identify suitable acquisition candidates or joint venture relationships for expansion and consummating such matters on favorable terms; the ability to attract and retain qualified professionals and other employees to expand and complement the Company's services; the effectiveness of the Company's information systems and controls; the ability to meet the Company's debt, interest and operating lease payment obligations; possible litigation and legal liability in the course of operations; fluctuations in interest and tax rates; strategies pursued by competitors; restrictions imposed by government regulation; and changes in the industry resulting from changes in workers' compensation laws, regulations and in the healthcare environment generally. Further, forward-looking statements are made in the context of information available as of the date stated, and the Company assumes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

    Reference is hereby made to the Company's Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission, where certain terms have been defined and for certain considerations that could cause actual results to differ materially from those contained in this document.

    Recapitalization Transaction

    On August 17, 1999, Concentra Managed Care, Inc. ("CMC") merged (the "1999 Merger") with Yankee Acquisition Corp. ("Yankee"). All CMC shares not held by Yankee were then converted to cash, and the remaining post-merger shares were acquired by certain investors. Simultaneous with the right to receive cash for shares, Yankee merged with and into CMC, the surviving entity, and CMC contributed all of its operating assets, liabilities, and shares in its subsidiaries, including Concentra Health Services, Inc., Concentra Managed Care Services, Inc., and Concentra Preferred Systems, Inc., with the exception of $110 million Senior Discount Debentures and $327.7 million of Convertible Subordinated Notes, to Concentra Operating in exchange for 1,000 shares of Concentra Operating common stock. The 1999 Merger was accounted for as a recapitalization transaction, with no changes to the basis of assets or liabilities.

    Overview

    CMC was formed on August 29, 1997 through the merger of OccuSystems, Inc. and CRA Managed Care, Inc. That merger was a tax-free stock for stock exchange accounted for as a pooling-of-interests. The following represents a discussion and analysis of the operations of CMC through August 17, 1999, and of Concentra Operating thereafter. CMC and Concentra Operating are presented together through August 17, 1999, since they represent the same reporting entity for the periods presented.

    Concentra Health Services, Inc. ("Health Services") provides specialized injury and occupational healthcare services to employers through our network of health centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides a full complement of non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. For the three months ended March 31, 2000 and 1999, Health Services derived 63.5% and 63.2% of its net revenues from the treatment of work-related injuries and illnesses, respectively and 36.5% and 36.8% of its net revenues from non-injury related medical services, respectively.

    Concentra Managed Care Services, Inc. ("Managed Care Services") provides specialized cost containment and field case management services designed to reduce costs associated with workers' compensation, automobile accident and group health claims. Managed Care Services currently derives most of its revenues on a fee-for-service basis or percentage of savings basis.

    The specialized cost containment services we provide include first report of injury, utilization management (pre-certification and concurrent review), retrospective medical bill review, telephonic case management, specialized preferred provider organization network access, independent medical examinations, peer reviews and out-of-network bill review services that are designed to reduce the cost of workers' compensation claims, automobile accident injury claims and group health claims.

    Field case management services involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters to assist in maximizing medical improvement, and, where appropriate, to expedite the return to work.

    The following table provides certain information concerning our service locations:

                                                                           Year Ended
                                                                          December 31,     Three Months Ended
                                                                          ------------          March 31,
                                                                       1998          1999         2000
                                                                       ----          ----         ----
Service locations at the end of the period:
    Occupational healthcare centers /(1)/                              156           209          214
    Cost containment services offices/(2)/                              85            61           62
    Field case management offices /(2)/                                 89            81           80
Occupational healthcare centers acquired during the period/(3)/         12            53            5
Occupational healthcare centers developed during the period              4             -            -
Number of affiliated physicians at the end of the period               278           362          367

Occupational healthcare centers--
    same market revenue growth /(4)/                                  11.4%          8.1%         8.0%

________________

/(1)/Does not include the assets of the occupational healthcare centers which were acquired and subsequently divested or consolidated into existing centers within the same market during the period.

/(2)/The decline in cost containment and field case management offices in 1999 is primarily due to facility consolidation in the fourth quarter of 1999.

/(3)/Represents the assets of occupational healthcare centers which were acquired during each period presented and not subsequently divested or consolidated.

/(4)/Same market revenue growth sets forth the aggregate net change from the prior period for all markets in which Health Services has operated healthcare centers for longer than one year (excluding revenue growth due to acquisitions of additional centers).

Results of Operations for the Three Months Ended March 31, 2000 and 1999

Revenues

    Our total revenue increased 16.5% in the first quarter of 2000 to $181.1 million from $155.4 million in the first quarter of 1999. Health Services' revenue increased 33.5% in the first quarter of 2000 to $94.3 million from $70.6 million in the first quarter of 1999. Managed Care Services' revenue increased 2.4% in the first quarter of 2000 to $86.8 million from $84.8 million in the first quarter of 1999 as specialized cost containment revenue increased 10.6% in the first quarter of 2000 to $51.7 million from $46.7 million in the first quarter of 1999 and field case management revenue decreased 7.6% in the first quarter of 2000 to $35.2 million from $38.1 million in the first quarter of 1999.

    Health Services' revenue growth resulted primarily from the acquisition of practices and an increase of business in existing markets. The number of visits to Health Services' centers in the first quarter of 2000 increased 28.5% in total compared with the first quarter of 1999 and 8.5% on a same-market basis.

    The increase in specialized cost containment revenue growth is largely attributable to growth in out-of-network bill review and first report of injury
services and preferred provider organization network access fees.   The decrease
in the field case management revenue is attributable to decreases in business volume resulting primarily from customer uncertainty from our 1998 fourth quarter reorganization and our competitors' related marketing efforts and, to a lesser extent, from the recent "task-based" approach to service delivery. This new approach, where the customer selects the specific field case management tasks we perform, has caused a reduction in the billable hours per case.

Cost of Services

    Our total cost of services increased 16.6% in the first quarter of 2000 to $144.2 million from $123.7 million in the first quarter of 1999. Health Services' cost of services increased 33.2% in the first quarter of 2000 to $77.0 million from $57.8 million in the first quarter of 1999. Managed Care Services' cost of services increased 2.0% in the first quarter of 2000 to $67.2 million from $65.9 million in the first quarter of 1999 as specialized cost containment cost of services increased 7.5% to $35.4 million in the first quarter of 2000 from $32.9 million in the first quarter of 1999 and field case management cost of services decreased 3.5% to $31.9 million in the first quarter of 2000 from $33.0 million in the first quarter of 1999.

    Our total gross profit margin remained at 20.4% in the first quarter of 2000
compared to the first quarter of 1999.   In 1999, Health Services acquired 53
clinics in 20 acquisitions. For the first quarter of 2000, Health Services acquired five clinics in three acquisitions. Historically, gross profit margins are initially negatively impacted due to lower margins from practices recently acquired. However, as we have consolidated certain functions, made other staff-related changes and increased patient volume, the margins of our acquired practices have tended to improve. Health Services' gross profit margin increased slightly to 18.3% in the first quarter of 2000 compared to 18.2% in the first quarter of 1999.

    Managed Care Services' gross profit margin increased to 22.6% in the first quarter of 2000 from 22.2% in the first quarter of 1999 as a result of a specialized cost containment gross profit margin increase to 31.5% from 29.6%, partially offset by a field case management gross profit margin decrease to 9.4% from 13.2%. Managed Care Services' gross profit margins increased slightly due primarily to the success of the first report of injury and out-of-network bill review services. This success was partially offset by a decrease in provider bill review and claims review gross profit margins as a result of an increase in software maintenance fees associated with a third party software supplier and the impact of pricing concessions previously made. In addition, field case management gross profit margins decreased primarily due to lower revenue compared to the first quarter of last year. We currently expect the recent margin decreases to stabilize. This stabilization, however, will be dependent on several factors, including the success of the our marketing and management efforts.

General and Administrative expenses

    Our general and administrative expenses increased 17.3% in the first quarter of 2000 to $16.9 million from $14.4 million in the first quarter of 1999, or 9.3% as a percentage of revenue for the first quarters of 2000 and 1999. This increase was primarily due to our continued investment in support personnel and information technology.

Amortization of Intangibles

    Our amortization of intangibles increased 17.4% in the first quarter of 2000 to $3.6 million from $3.0 million in the first quarter of 1999, or 2.0% as a percentage of revenue for the first quarters of 2000 and 1999. The increase is the result of the amortization of additional intangible assets such as goodwill, customer lists and assembled workforces, primarily associated with acquisitions by Health Services.

Interest Expense

    Our interest expense increased $11.5 million in the first quarter of 2000 to $16.2 million from $4.7 million in the first quarter of 1999 due primarily to increased outstanding borrowings from the issuance of $565.0 million in merger-related financing incurred in the third quarter of 1999, partially offset by the retirement of substantially all of the $327.7 million of existing convertible subordinated notes during the 1999 Merger. We expect interest expense for 2000 to be approximately $67.7 million compared to 1999 interest expense of $12.7 million. This anticipated increase is primarily a result of a full year of increased borrowing and, to a lesser extent, additional interest related to the recent amendment of our credit facility. As of March 31, 2000, approximately 68% of our debt contains floating rates. Although we utilize interest rate swaps to manage a portion of this market exposure, our results of operations would be negatively impacted by rising interest rates. See "Liquidity and Capital Resources".

Interest Income

    Our interest income decreased $1.0 million in the first quarter of 2000 to $0.1 million from $1.1 million in the first quarter of 1999 primarily due to excess cash being used to complete the 1999 Merger transaction and to pay related fees and expenses.

Provision for Income Taxes

    We recorded a tax provision of $0.2 million in the first quarter of 2000 compared with a tax provision of $4.5 million in the first quarter of 1999, which reflects effective tax rates of 45.5% and 42.5%, respectively.

Year 2000 Disclosure

    We completed our Year 2000 program in the fourth quarter of 1999 by testing and upgrading (when necessary) our systems. As a result of those planning and implementation efforts, we have not experienced, and do not anticipate experiencing, any significant issues, internally or externally, with respect to our operations as a result of the Year 2000 issue. Although we believe we have completed this program successfully, there can be no assurance that this program will continue to be successful in remediating the impact of the Year 2000 issue.

Liquidity and Capital Resources

    We used $15.0 million in cash for operating activities for the three months ended March 31, 2000, and generated $7.4 million for the same three month period
last year.    During the first three months of 2000, $24.8 million of cash was used for working capital purposes, primarily related to an increase in accounts receivable of $5.3 million and a decrease in accounts payable and accrued expenses of $19.2 million. Accounts receivable increased primarily due to continued revenue growth, while accounts payable and accrued expenses decreased primarily due to the timing of certain payments, including payment of accrued interest on the Company's 13% Subordinated Notes and payroll-related items.

    During the quarter ended March 31, 2000, we made approximately $1.0 million in cash payments related to the non-recurring charges that occurred in the first quarter of 1998, fourth quarter of 1998 and third quarter of 1999. Within the next twelve months, it is anticipated that approximately $4.0 million in cash payments will be made related to these non-recurring charges. These expenditures are anticipated to consist of $1.5 million of fees and other expenses related to the 1999 Merger, $0.5 million of employee-related costs, $0.6 million of facility-related costs, $1.3 million of costs associated with settling claims on certain expired contracts and $0.1 million of other costs.

    For the three months ended March 31, 2000, we used net cash of $2.7 million in connection with acquisitions and $7.7 million of cash to purchase property and equipment during the first quarter of 2000, the majority of which was spent on new computer hardware and software technology.

     Cash flows provided by financing activities of $17.9 million was due primarily from $20.5 million in additional borrowings under our revolving credit facilities, partially offset by $1.0 million in debt repayments and the payment of $1.7 million of deferred financing costs related to the renegotiation of the financial covenant ratio tests associated with our credit facility.

     We were in compliance with our covenants, including our financial covenant ratio tests, in the first quarter of 2000. At March 31, 2000, we had borrowings outstanding under our revolving credit facility of $24.5 million.

     We currently believe that our cash balances, the cash flow generated from operations and our borrowing capacity under our revolving credit facility will be sufficient to fund our working capital, occupational healthcare center acquisitions and capital expenditure requirements for the foreseeable future. Our long-term liquidity needs will consist of working capital and capital expenditure requirements, the funding of any future acquisitions, and repayment of borrowings under our revolving credit facility and the repayment of outstanding indebtedness. We intend to fund these long-term liquidity needs from the cash generated from operations, available borrowings under our revolving credit facility and, if necessary, future debt or equity financing. However, we cannot be certain that any future debt or equity financing will be available on terms favorable to us, or that our long-term cash generated from operations will be sufficient to meet our long-term obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in interest rates. In order to manage this risk under the Credit Facility, we have entered into an interest rate hedge. We do not hold or issue derivative financial instruments for trading purposes and are not a party to any leveraged derivative transactions. Sensitivity analysis is one technique used to measure the impact of changes in the interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value or cash flows. For more information on the interest rate hedge, see Note 5 in the audited consolidated financial statements of the Company's 1999 Form 10-K.

PART II.     OTHER INFORMATION

Item 6.  Exhibits and Reports on Forms 8-K

(a)  Exhibits:

         Exhibit 27.1 - Financial Data Schedule

(b)  Reports on Form 8-K during the quarter ended March 31, 2000:

         Form 8-K dated February 16, 2000 regarding the Company's press release announcing the Company's earnings for the three months ended December 31, 1999.

         Form 8-K dated March 16, 2000 regarding the Company's press release announcing the Company's closing of its exchange offer for $190 million 13% Series A Senior Subordinated Notes due 2009 and its acceptance of $175 million in principal amount of notes tendered for exchange.

         Form 8-K dated March 21, 2000 regarding the Company's press release announcing the Company's amendments to its $475 million senior credit facility.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CONCENTRA OPERATING CORPORATION


May 9, 2000                   By:   /s/   Thomas E. Kiraly
                              ----------------------------------------------
                              Thomas E. Kiraly
                              Executive Vice President
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)

EXHIBIT INDEX

                                                                            Page
                                                                            ----

27.1 Financial Data Schedule                                                 17