Form 10-Q
period 2000-06-30
CONCENTRA OPERATING CORP
filed 2000-08-10
CIK 1098690

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549
                                _______________

                                   Form 10-Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file 001-15699

                              ____________________
                        Concentra Operating Corporation
             (Exact name of Registrant as specified in its charter)

                    Nevada                    75-2822620
        (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)       Identification No.)

    5080 Spectrum Drive, Suite 400 - West Tower          75001
                Addison, Texas                         (Zip Code)
     (address of principal executive offices)

                                 (972) 364-8000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.       [X]Yes          [ ]No

As of August 10, 2000, the Registrant had an aggregate of 1,000 shares outstanding of its common stock, $.01 par value. The Registrant is a wholly-owned subsidiary of Concentra Managed Care, Inc., a Delaware corporation, which, as of August 10, 2000 had 25,667,900 shares outstanding of its common stock, $.01 par value.

================================================================================

                        CONCENTRA OPERATING CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                                          Page
                                                                                                                        ----

Item 1.  Financial Statements

  Consolidated Balance Sheets at June 30, 2000 (Unaudited) and December 31, 1999........................................  3

  Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2000 and 1999...........  4

  Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2000 and 1999.....................  5

  Notes to Consolidated Financial Statements (Unaudited)................................................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................... 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................................... 15


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............................................................ 16

Item 6.  Exhibits and Reports on Form 8-K............................................................................... 16

Signature............................................................................................................... 16

Exhibit Index........................................................................................................... 17


ITEM 1.    FINANCIAL STATEMENTS


                        CONCENTRA OPERATING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                               June 30,               December 31,
                                                                                 2000                     1999
                                                                               --------                 --------
                                                                              (Unaudited)
                       ASSETS

Current Assets:
  Cash and cash equivalents                                                    $  3,392                $ 14,371
  Accounts receivable, net                                                      166,111                 156,239
  Prepaid expenses and other current assets                                      29,861                  28,674
                                                                               --------                --------
     Total current assets                                                       199,364                 199,284

Property and equipment, net                                                     107,027                 104,068

Goodwill and other intangible assets,  net                                      330,843                 324,984

Other assets                                                                     25,910                  25,768
                                                                               --------                --------
                                                                               $663,144                $654,104
                                                                               ========                ========

         LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Revolving credit facility                                                   $ 10,000                $  4,000
   Current portion of long-term debt                                              4,031                   3,805
   Accounts payable and accrued expenses                                         85,928                  89,109
                                                                               --------                --------
     Total current liabilities                                                   99,959                  96,914

Long-term debt, net                                                             557,941                 559,942

Long-term deferred tax and other liabilities                                     41,490                  36,521

Stockholder's Equity:
   Common stock                                                                       -                       -
   Paid-in capital                                                                4,525                   4,525
   Retained deficit                                                             (40,771)                (43,798)
                                                                               --------                --------
                Total stockholder's equity (deficit)                            (36,246)                (39,273)
                                                                               --------                --------
                                                                               $663,144                $654,104
                                                                               ========                ========




  The accompanying notes are an integral part of these consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
                                 (in thousands)




                                                        Three Months Ended                          Six Months Ended
                                                             June 30,                                  June 30,
                                                   --------------------------                  ------------------------

                                                     2000              1999                      2000            1999
                                                   --------          --------                  --------        --------

Revenue:
   Health Services                                 $103,004          $ 81,942                  $197,264        $152,564
   Specialized Cost Containment                      51,504            54,200                   103,175         100,912
   Field Case Management                             35,840            37,946                    71,005          76,023
                                                   --------          --------                  --------        --------
           Total revenue                            190,348           174,088                   371,444         329,499

Cost of Services:
   Health Services                                   80,113            62,586                   157,108         120,386
   Specialized Cost Containment                      35,456            34,667                    70,835          67,570
   Field Case Management                             31,659            32,951                    63,527          65,985
                                                   --------          --------                  --------        --------
            Total cost of services                  147,228           130,204                   291,470         253,941
                                                   --------          --------                  --------        --------

                Total gross profit                   43,120            43,884                    79,974          75,558

General and administrative expenses                  16,246            16,841                    33,165          31,261
Amortization of intangibles                           3,658             3,115                     7,224           6,153
                                                   --------          --------                  --------        --------
              Operating income                       23,216            23,928                    39,585          38,144

Interest expense                                     17,926             4,714                    34,147           9,391
Interest income                                        (331)           (1,014)                     (411)         (2,126)
Other, net                                               73               182                      (123)            280
                                                   --------          --------                  --------        --------
Income before income taxes                            5,548            20,046                     5,972          30,599
Provision for income taxes                            3,151             8,520                     3,344          13,005
                                                   --------          --------                  --------        --------

              Net income                           $  2,397          $ 11,526                  $  2,628        $ 17,594
                                                   ========          ========                  ========        ========







  The accompanying notes are an integral part of these consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
                                 (in thousands)







                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                     -----------------------------

                                                                                       2000                 1999
                                                                                     --------             --------
Operating Activities:
 Net income                                                                          $  2,628             $ 17,594
 Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                    12,400               10,006
      Amortization of goodwill and other intangibles                                    7,224                6,153
      Write-off of fixed assets                                                           204                  402
 Changes in assets and liabilities:
      Accounts receivable, net                                                         (7,224)             (18,142)
      Prepaid expenses and other assets                                                   140               (3,397)
      Accounts payable and accrued expenses                                            (6,371)               3,300
                                                                                     --------             --------
     Net cash provided by operating activities                                          9,001               15,916
                                                                                     --------             --------

Investing Activities:
 Acquisitions, net of cash acquired                                                    (8,308)             (35,272)
 Proceeds from the licensing of internally-developed software                             800                    -
 Purchase of property and equipment                                                   (14,823)             (16,487)
 Purchase of investments, net                                                               -                 (491)
                                                                                     --------             --------
     Net cash provided by (used in) investing activities                              (22,331)             (52,250)
                                                                                     --------             --------

Financing Activities:
 Borrowings  under revolving credit facilities                                          6,000                    -
 Payment of deferred financing costs                                                   (1,681)                   -
 Proceeds from the issuance of long-term debt                                              52                  426
 Repayments of long-term debt                                                          (2,020)                 (83)
 Net proceeds from the issuance of common stock under employee
        stock purchase and option plans                                                     -                2,551
                                                                                     --------             --------
    Net cash provided by financing activities                                           2,351                2,894
                                                                                     --------             --------

Net Increase (Decrease) in Cash and Cash Equivalents                                  (10,979)             (33,440)

Cash and Cash Equivalents, beginning of period                                         14,371              101,128
                                                                                     --------             --------

Cash and Cash Equivalents, end of period                                             $  3,392             $ 67,688
                                                                                     ========             ========

Supplemental Disclosure of Cash Flow Information:
 Interest paid                                                                       $ 31,843             $  8,425
 Income taxes paid                                                                   $      -             $  4,210
 Liabilities and debt assumed in acquisitions                                        $  8,293             $ 10,519



  The accompanying notes are an integral part of these consolidated financial statements

                        CONCENTRA OPERATING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



     The accompanying unaudited consolidated financial statements have been prepared by Concentra Operating Corporation (the "Company" or "Concentra Operating") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and contain all adjustments, consisting only of normal, recurring adjustments, which in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for interim periods should not be considered indicative of results for a full year. These consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes for the year ended December 31, 1999, included in the Company's 1999 Form 10-K, where certain terms have been defined. Earnings per share has not been reported for all periods presented, as Concentra Operating is a wholly-owned subsidiary of Concentra Managed Care, Inc. ("CMC") and has no publicly held shares.

(1)  Recapitalization Transaction

     On August 17, 1999, CMC merged (the "1999 Merger") with Yankee Acquisition Corp. ("Yankee"). All CMC shares not held by Yankee were then converted to cash, and the remaining post-merger shares were acquired by certain investors. Simultaneous with the right to receive cash for shares, Yankee merged with and into CMC, the surviving entity, and CMC contributed all of its operating assets, liabilities, and shares in its subsidiaries, including Concentra Health Services, Inc. ("Health Services"), Concentra Managed Care Services, Inc., and Concentra Preferred Systems, Inc., with the exception of $110 million Senior Discount Debentures and $327.7 million of Convertible Subordinated Notes, to Concentra Operating in exchange for 1,000 shares of Concentra Operating common stock. The 1999 Merger was accounted for as a recapitalization transaction, with no changes to the basis of assets or liabilities.

(2)  Basis of Presentation

     The accompanying consolidated financial statements as of June 30, 2000, and December 31, 1999, and for three and six months ended June 30, 2000, and June 30, 1999, and related footnotes reflect the operating results of CMC through August 17, 1999, and of Concentra Operating thereafter. CMC and Concentra Operating are presented together through August 17, 1999, since they represent the same reporting entity for the periods presented.

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

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


(4)  Revolving Credit Facilities and Long Term Debt

     The Company's long term debt as of June 30, 2000, and December 31, 1999, consists of the following (in thousands):

                                    June 30,               December 31,
                                      2000                     1999
                                      ----                     ----

Term Facilities:
 Tranche B due 2006                 $247,500                 $248,750
 Tranche C due 2007                  123,750                  124,375
13.0% Senior Subordinated
 Notes due 2009                      190,000                  190,000
Other                                    722                      622
                                    --------                 --------
                                     561,972                  563,747

Less: Current maturities              (4,031)                  (3,805)
                                    --------                 --------

Long-term debt, net of
 current maturities                 $557,941                 $559,942
                                    ========                 ========


     The Company's revolving credit borrowings at June 30, 2000, and December 31, 1999, were $10.0 million and $4.0 million, respectively. As of June 30, 2000, and December 31, 1999, accrued interest was $14.7 million and $12.4 million, respectively.

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

     The Credit Facility requires the Company to enter into interest rate swap agreements for the purpose of reducing the effect of interest rate fluctuations on a certain portion of the Credit Facility. On May 17, 2000, the Company amended its interest rate swap agreement that converts $200 million of certain variable rate debt to fixed rates. This agreement expires November 17, 2004. Under the new agreement, the Company generally pays and receives the three month LIBOR rate (the "Swap Rate") to and from the counterparty on the notional amount subject to the following limitations: the minimum rate the Company pays is 6.3% when the Swap Rate is less than 5.9%; the maximum rate the Company pays is 6.3%, unless the Swap Rate is greater than 7.5% and less than 8.5%; and, if the Swap Rate is greater than 8.5%, the Company pays 8.5% until November 17, 2002. After November 17, 2002 through the maturity of the agreement, there is no maximum rate the Company pays if the Swap Rate exceeds 7.5%.

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


     The Company entered into an additional interest rate swap agreement on May 17, 2000. This agreement converts $100 million of certain variable rate debt to fixed rates and expires on May 17, 2005. Under the terms of this agreement, the Company generally pays and receives the Swap Rate to and from the counterparty on the notional amount subject to the following restrictions: the minimum rate the Company pays is 7.05% when the Swap Rate is less than 6.0%; the maximum rate the Company pays is 7.05%, unless the Swap Rate is greater than 8.25%. Through the maturity of the agreement, there is no maximum rate the Company pays if the Swap Rate exceeds 8.25%. The impact of these interest rate swap transactions on our financial position and results of operations is not material.

     The Credit Facility and the 13% Subordinated Notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company's capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, for the second quarter of 2000. The Company's obligations under the Credit Facility are secured by a pledge of stock in the Company's subsidiaries and a pledge of the Company's and its subsidiaries' assets.

     The fair value of the Company's borrowings under the Credit Facility was $350.8 million, as of June 30, 2000. The fair value of the Company's 13% Subordinated Notes was $161.5 million at June 30, 2000. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

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

     There has not been a material change in the composition of segment identifiable assets as of June 30, 2000, as compared to the December 31, 1999 amounts reported in the Company's 1999 Form 10-K. Revenue from individual customers, revenue between business segments and revenue, operating profit and identifiable assets of foreign operations are not significant.

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

     The Company's unaudited consolidated statements of operations on a segment basis were as follows (in thousands):

                                                                     Three Months Ended                     Six Months Ended
                                                                          June 30,                              June 30,
                                                                 -------------------------             --------------------------
                                                                   2000             1999                 2000              1999
                                                                 --------         --------             --------          --------
Revenue:
    Health Services                                              $103,004         $ 81,942             $197,264          $152,564
    Specialized Cost Containment                                   51,504           54,200              103,175           100,912
    Field Case Management                                          35,840           37,946               71,005            76,023
                                                                 --------         --------             --------          --------
                                                                  190,348          174,088              371,444           329,499

Gross profit:
     Health Services                                               22,891           19,356               40,156            32,178
     Specialized Cost Containment                                  16,048           19,533               32,340            33,342
     Field Case Management                                          4,181            4,995                7,478            10,038
                                                                 --------         --------             --------          --------
                                                                   43,120           43,884               79,974            75,558

Operating income:
     Health Services                                               14,743           11,966               23,872            18,226
     Specialized Cost Containment                                  10,813           14,437               21,973            23,736
     Field Case Management                                          2,248            2,544                3,597             5,300
     Corporate general and administrative expenses                 (4,588)          (5,019)              (9,857)           (9,118)
                                                                 --------         --------             --------          --------
                                                                   23,216           23,928               39,585            38,144

Interest expense                                                   17,926            4,714               34,147             9,391
Interest income                                                      (331)          (1,014)                (411)           (2,126)
Other, net                                                             73              182                 (123)              280
                                                                 --------         --------             --------          --------
    Income before income taxes                                      5,548           20,046                5,972            30,599
Provision for income taxes                                          3,151            8,520                3,344            13,005
                                                                 --------         --------             --------          --------
    Net income                                                   $  2,397         $ 11,526             $  2,628          $ 17,594
                                                                 ========         ========             ========          ========

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

     Recapitalization Transaction

     On August 17, 1999, Concentra Managed Care, Inc. ("CMC") merged (the "1999 Merger") with Yankee Acquisition Corp. ("Yankee"). All CMC shares not held by Yankee were then converted to cash, and the remaining post-merger shares were acquired by certain investors. Simultaneous with the right to receive cash for shares, Yankee merged with and into CMC, the surviving entity, and CMC contributed all of its operating assets, liabilities, and shares in its subsidiaries, including Concentra Health Services, Inc., Concentra Managed Care Services, Inc., and Concentra Preferred Systems, Inc., with the exception of $110 million Senior Discount Debentures and $327.7 million of Convertible Subordinated Notes, to Concentra Operating Corporation ("Concentra Operating" or the "Company") in exchange for 1,000 shares of Concentra Operating common stock. The 1999 Merger was accounted for as a recapitalization transaction, with no changes to the basis of assets or liabilities.

     Overview

     The following represents a discussion and analysis of the operations of CMC through August 17, 1999, and of Concentra Operating thereafter. CMC and Concentra Operating are presented together through August 17, 1999, since they represent the same reporting entity for the periods presented.

     Health Services provides specialized injury and occupational healthcare services to employers through our network of health centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides a full complement of non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. For the six months ended June 30, 2000 and 1999, Health Services derived 63.7% and 63.1% of its net revenue from the treatment of work-related injuries and illnesses, respectively and 36.3% and 36.9% of its net revenue from non-injury related medical services, respectively.

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

The following table provides certain information concerning our service locations:

                                                                       Year Ended
                                                                      December 31,                   Six Months
                                                                   -----------------                  June 30,
                                                                   1998         1999                    2000
                                                                   ----         ----                    ----
Service locations at the end of the period:
    Occupational healthcare centers(1)                              156          209                     215
    Specialized Cost  Containment services offices(2)                85           61                      60
    Field Case Management offices(2)                                 89           81                      81
Occupational healthcare centers acquired during the
   period (3)                                                        12           53                       8
Occupational healthcare centers developed during the
    period                                                            4            -                       -
Number of affiliated physicians at the end of the period            278          362                     396

Occupational healthcare centers -
   Same market revenue growth(4)                                   11.4%         8.1%                    8.9%

________________

(1)Does not include the assets of the occupational healthcare centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.

(2)The decline in Specialized Cost Containment and Field Case Management offices in 1999 is primarily due to facility consolidation in the fourth quarter of 1999.

(3)Represents the assets of occupational healthcare centers that were acquired during each period presented and not subsequently divested or consolidated.

(4)Same market revenue growth sets forth the aggregate net change from the prior period for all markets in which Health Services has operated healthcare centers for longer than one year (excluding revenue growth due to acquisitions of additional centers).

Results of Operations for the Three and Six Months Ended June 30, 2000 and 1999

Revenue

     Total revenue increased 9.3% in the second quarter of 2000 to $190.3 million from $174.1 million in the second quarter of 1999. Health Services' revenue increased 25.7% in the second quarter of 2000 to $103.0 million from $81.9 million in the second quarter of 1999. Specialized Cost Containment's revenue decreased 5.0% in the second quarter of 2000 to $51.5 million from $54.2 million in the second quarter of 1999. Field Case Management's revenue decreased 5.5% in the second quarter of 2000 to $35.8 million from $37.9 million in the second quarter of 1999.

     Total revenue for the six months ended June 30, 2000 increased 12.7% to $371.4 million from $329.5 for the six months ended June 30, 1999. Health Services' revenue increased 29.3% for the six months ended June 30, 2000 to $197.3 million from $152.6 million for the same period in the prior year. For the first six months of 2000, Specialized Cost Containment's revenue increased 2.2% to $103.2 million from $100.9 million. Field Case Management's revenue decreased 6.6% to $71.0 million for the first half of 2000 from $76.0 million for the first six months of 1999.

     Health Services' revenue growth resulted primarily from the acquisition of new centers and an increase in patient visits within existing markets. The number of visits to Health Services' centers in the second quarter of 2000 increased 25.4% in total compared with the second quarter of 1999 and 11.9% on a same-market basis. For the six months ended June 30, 2000, visits increased 24.9% in total and 10.2% on a same market basis as compared to the same period in the prior year. Average revenue per visit declined slightly by 1.2% during the quarter and remained consistent for the first half of 2000 as compared to the same respective periods in 1999. The second quarter decrease in average revenue per visit was due primarily to an increase in the number of non-injury related visits relative to injury-related visits. The average fees charged for non-injury visits are generally lower than those charged for injury-related visits. For the second quarter and for the first six months of 2000, Health Services' non-injury related visits constituted approximately 52% of its total visits as compared to approximately 50% in the prior year. We currently anticipate that this trend of higher visit growth from non-injury visits relative to visit growth of injury-related visits will continue and that we will experience an increasing percentage of non-injury visits as compared to total visits in future periods.

     The decrease of Specialized Cost Containment revenue for the second quarter of 2000 is primarily related to a year-over-year decrease in revenue from our out-of-network bill review business, Concentra Preferred Systems. This decrease was in large part due to the strong billings by Concentra Preferred Systems in the second quarter of 1999 for contract compliance related review services that were not replicated in the current year. To a lesser extent, Concentra Preferred Systems' growth during the second quarter was adversely affected by a decline in the average size of invoices reviewed which offset increases in bill volume over the prior year. We currently anticipate that, due to a maturation of its traditional service offerings and possible market trends, this business may continue to experience decreasing bill sizes in future periods as it increases its bill volumes, and may experience a corresponding reduction in revenue growth from traditional out-of-network bill review services. To offset this potential slowing of revenue growth, management is currently pursuing sales of newer service offerings, including a "quilted" preferred provider organization offering, contract compliance services and other post-payment review services. Decreases in year over year revenue growth from our out-of-network bill review services during the second quarter were partially mitigated by increasing revenue from our first report of injury services and claims review services. For the six months ended June 30, 2000, the second quarter decrease in out-of-network bill review services was more than offset by growth in first report of injury services, preferred provider organization network access fees, claims review services and first quarter growth in out-of-network bill review services as compared to the same period in 1999.

     Although revenue has grown modestly during the past two sequential quarters, we continue to report year over year declines in revenue from our Field Case Management business as compared to the same periods in 1999. Revenue declines have been primarily due to decreases in business volume resulting mainly from customer uncertainty from our 1998 fourth quarter reorganization of this line of business, our competitors' related marketing efforts and, to a lesser extent, the recent "task-based" approach to service delivery. These trends have lessened during the first and second quarters of 2000. Continued improvement in revenue trends, however, will be subject to a number of factors, including the success of our current marketing and management initiatives.

Cost of Services

     Total cost of services increased 13.1% in the second quarter of 2000 to $147.2 million from $130.2 million in the second quarter of 1999. Health Services' cost of services increased 28.0% in the second quarter of 2000 to $80.1 million from $62.6 million in the second quarter of 1999. Specialized Cost Containment's cost of services increased 2.3% to $35.5 million in the second quarter of 2000 from $34.7 million in the second quarter of 1999. Field Case Management's cost of services decreased 3.9% to $31.7 million in the second quarter of 2000 from $33.0 million in the second quarter of 1999.

     For the six months ended June 30, 2000, total cost of services increased 14.8% to $291.5 million from $253.9 million for the same period in the prior year. Health Services' cost of services increased 30.5% to $157.1 million from $120.4 million for first six months of 2000 and 1999, respectively. Cost of services for Specialized Cost Containment grew by 4.8% to $70.8 million in the first half of 2000 from $67.6 million for the first half of 1999. Field Case Management's cost of services declined by 3.7% to $63.5 million from $66.0 million for the six months ended June 30, 2000 and 1999, respectively.

     Total gross profit margin decreased to 22.7% in the second quarter of 2000
compared to 25.2% in the second quarter of 1999.    For the first six months of
2000, the total gross profit margin decreased to 21.5% from 22.9% as compared to the first six months of 1999. Health Services' gross profit margin decreased to 22.2% and 20.4% for the three and six months ended June 30, 2000, respectively, from 23.6% and 21.1% in the same respective periods in the prior year. In 1999, Health Services acquired 53 centers in 20 transactions. For the second quarter of 2000, Health Services acquired three centers in two transactions, for a total of eight centers in five transactions for the first six months of 2000. Historically, consolidated gross profit margins are initially negatively impacted due to lower margins from centers recently acquired. However, as we have consolidated certain functions, made other staff-related changes and increased patient volume, the margins of our acquired centers have demonstrated improvements.

     Specialized Cost Containment's gross profit margin declined to 31.2% and 31.3% in the first three and six months of 2000 from 36.0% and 33.0% in the first three and six months of 1999, respectively. These decreases relate primarily to the strength of the prior year's out-of-network bill review gross profit and the continued revenue decline in our traditional bill review product offerings. The lower margins were partially offset by improved profit margins in claims review and first report of injury services when compared to the same periods in the prior year.

     The gross profit margin for Field Case Management decreased to 11.7% and 10.5% for the three and six months ended June 30, 2000, respectively, from 13.2% for the same periods in 1999. This decrease in profit margin is primarily due to lower revenue as compared to the same periods last year, offset partially by lower expenses. We currently expect the recent margin decreases to continue to stabilize. This stabilization, however, will be dependent on several factors, including the success of our marketing and management efforts.

General and Administrative Expenses

     General and administrative expenses decreased 3.5% in the second quarter of 2000 to $16.2 million from $16.8 million in the second quarter of 1999, or 8.5% and 9.7%, respectively, as a percentage of revenue for the second quarters of 2000 and 1999. This decrease primarily relates to Y2K expenditures made in the second quarter of 1999 that were not incurred in 2000, as well as the realization of certain cost reduction initiatives. For the six months ended June 30, 2000, general and administrative expenses increased 6.1% to $33.2 million, or 8.9% of revenue, from $31.3 million, or 9.5% of revenue, in the first half of 1999. This increase was primarily due to our continued investment in support personnel and information technology in the first quarter of 2000.

Amortization of Intangibles

     Amortization of intangibles increased 17.4% for the first three and six months of 2000 to $3.7 million and $7.2 million, respectively, from $3.1 million and $6.2 million for the same respective periods in 1999. The increase is the result of the amortization of additional intangible assets such as goodwill, customer lists and assembled workforces, primarily associated with acquisitions by Health Services.

Interest Expense

     Interest expense increased $13.2 million in the second quarter of 2000 to $17.9 million from $4.7 million in the second quarter of 1999 and increased $24.8 million in the first half of 2000 to $34.1 million from $9.4 million in the first half of 1999. These increases are due primarily to increased outstanding borrowings from the issuance of $565.0 million in merger-related financing incurred in the third quarter of 1999, partially offset by the retirement of substantially all of the $327.7 million of existing convertible subordinated notes during the 1999 Merger. We expect interest expense for 2000 to be approximately $72.2 million compared to 1999 interest expense of $35.8 million. This anticipated increase is primarily a result of a full year of increased borrowing and, to a lesser extent, additional interest related to the amendment of our credit facility in the first quarter of 2000. As of June 30, 2000, approximately 67% of our debt contains floating rates. Although we utilize interest rate swaps to manage a portion of this market exposure, rising interest rates would negatively impact our results of operations. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

Interest Income

     Interest income decreased $0.7 million in the second quarter of 2000 to $0.3 million from $1.0 million in the second quarter of 1999. For the first half of 2000, interest income declined by $1.7 million to $0.4 million from $2.1 million in the first half of 1999. These decreases are primarily due to excess cash being used to complete the 1999 Merger transaction and to pay related fees and expenses.

Provision for Income Taxes

     We recorded a tax provision of $3.2 million and $3.3 million in the first three and six months of 2000, which reflects effective tax rates of 56.8% and
56.0%, respectively.   For the first three and six months of 1999, we recorded a
tax provision of $8.5 million and $13.0 million, respectively, reflecting an effective tax rate of 42.5%. The increase in our effective rate is primarily due to permanent differences related to nondeductible goodwill.

Liquidity and Capital Resources

     For the six months ended June 30, 2000, cash provided by operating activities was $9.0 million as compared to $15.9 million provided from operating activities in the first half of 1999. During the first six months of 2000, $13.5 million of cash was used for working capital purposes, primarily related to an increase in accounts receivable of $7.2 million and a decrease in accounts payable and accrued expenses of $6.4 million. Accounts receivable increased primarily due to continued revenue growth, while accounts payable and accrued expenses decreased primarily due to the timing of certain payments, including payment of accrued interest on the Company's 13% Senior Subordinated Notes and payroll-related items.

     For the six months ended June 30, 2000, we used net cash of $8.3 million in connection with acquisitions and $14.8 million of cash to purchase property and equipment during the first half of 2000, primarily consisting of new computer hardware and software technology as well as leasehold improvements.

     Cash flow provided by financing activities of $2.4 million was due primarily from $6.0 million in additional borrowings under our revolving credit facilities, partially offset by $2.0 million in debt repayments and the payment of $1.7 million of deferred financing costs related to the renegotiation of the financial covenant ratio tests associated with our credit facility.

     We were in compliance with our covenants, including our financial covenant ratio tests, in the second quarter of 2000. At June 30, 2000, we had borrowings outstanding under our revolving credit facility of $10.0 million.

     During the first half of 2000, we made approximately $1.7 million in cash payments related to the non-recurring charges that occurred in the first quarter of 1998, fourth quarter of 1998 and third quarter of 1999. Within the next twelve months, it is anticipated that approximately $3.5 million in cash payments will be made related to these non-recurring charges. These expenditures are anticipated to consist of $1.0 million of fees and other expenses related to the 1999 Merger, $0.4 million of employee-related costs, $0.5 million of facility-related costs, $1.5 million of costs associated with settling claims on certain expired contracts and $0.1 million of other costs.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in interest rates. In order to manage this risk under the Credit Facility, we have entered into an interest rate hedge. We do not hold or issue derivative financial instruments for trading purposes and are not a party to any leveraged derivative transactions. Sensitivity analysis is one technique used to measure the impact of changes in the interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value or cash flows. For more information on the interest rate hedge, see "Note 4 to the Consolidated Financial Statements" and Note 5 in the audited consolidated financial statements of the Company's 1999 Form 10-K.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 21, 2000, the board of directors of the Company as previously reported to the Securities and Exchange Commission was re-elected in its entirety. On that date, Concentra Managed Care, Inc., as sole stockholder of the Company, by written consent in lieu of annual meeting of stockholders, voted all of the Company's outstanding stock in favor of the re-election of the following persons to serve as the directors of the Company until the next annual meeting of stockholders: John K. Carlyle, Carlos A. Ferrer, D. Scott Mackesy, Steven E. Nelson, Andrew M. Paul, Paul B. Queally and Daniel J. Thomas. The board of directors of the Company did not solicit proxies.

Item 6.  Exhibits and Reports on Forms 8-K

(a)  Exhibits:

         Exhibit 27.1 - Financial Data Schedule

(b)  Reports on Form 8-K during the quarter ended June 30, 2000:

         Form 8-K dated April 26, 2000 regarding the Company's press release announcing the Company's earnings for the three months ended March 31, 2000.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CONCENTRA OPERATING CORPORATION


August 10, 2000                  By:  /s/  Thomas E. Kiraly
                                 -----------------------------------------------
                                 Thomas E. Kiraly
                                 Executive Vice President
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)

EXHIBIT INDEX

                                                                            Page
                                                                          ______



27.1     Financial Data Schedule                                              18