Form 10-Q
period 2000-09-30
CONCENTRA OPERATING CORP
filed 2000-11-13
CIK 1098690

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

          [ ]      For the quarterly period ended September 30, 2000

                                      OR

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     [X] Yes   [_] No

As of November 13, 2000, the Registrant had an aggregate of 1,000 shares outstanding of its common stock, $.01 par value. The Registrant is a wholly-owned subsidiary of Concentra Managed Care, Inc., a Delaware corporation, which, as of November 13, 2000 had 25,667,900 shares outstanding of its common stock, $.01 par value.


================================================================================

                        CONCENTRA OPERATING CORPORATION
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                                                Page
                                                                                                                              ----
   Item 1.     Financial Statements

        Consolidated Balance Sheets at September 30, 2000 (Unaudited) and December 31, 1999.................................    3

        Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2000 and 1999...    4

        Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2000 and 1999.............    5

        Notes to Consolidated Financial Statements (Unaudited)..............................................................    6

   Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations........................   10

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk...................................................   15


PART II.  OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K.............................................................................   16

   Signature................................................................................................................   16

   Exhibit Index............................................................................................................   17

ITEM 1.   FINANCIAL STATEMENTS


                        CONCENTRA OPERATING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                              September 30,           December 31,
                                                                  2000                    1999
                                                                  ----                    ----
                                                               (Unaudited)
                       ASSETS

Current Assets:
  Cash and cash equivalents                                     $  5,355                $ 14,371
  Accounts receivable, net                                       172,604                 156,239
  Prepaid expenses and other current assets                       28,209                  28,674
                                                                --------                --------
     Total current assets                                        206,168                 199,284

Property and equipment, net                                      107,933                 104,068

Goodwill and other intangible assets,  net                       327,926                 324,984

Other assets                                                      26,231                  25,768
                                                                --------                --------
                                                                $668,258                $654,104
                                                                ========                ========

      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Revolving credit facility                                    $ 19,500                $  4,000
   Current portion of long-term debt                               4,031                   3,805
   Accounts payable and accrued expenses                          79,879                  89,109
                                                                --------                --------
     Total current liabilities                                   103,410                  96,914

Long-term debt, net                                              557,891                 559,942

Long-term deferred tax and other liabilities                      41,584                  36,521

Stockholder's Equity:
   Common stock                                                        -                       -
   Paid-in capital                                                 4,525                   4,525
   Retained deficit                                              (39,152)                (43,798)
                                                                --------                --------
     Total stockholder's equity (deficit)                        (34,627)                (39,273)
                                                                --------                --------
                                                                $668,258                $654,104
                                                                ========                ========


  The accompanying notes are an integral part of these consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                (in thousands)

                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                   September 30,
                                                   --------------------------       ------------------------
                                                     2000              1999           2000            1999
                                                     ----              ----           ----            ----
Revenue:
   Health Services                                 $105,696          $ 89,857       $302,960        $242,421
   Specialized Cost Containment                      51,578            50,718        154,753         151,630
   Field Case Management                             35,490            36,083        106,495         112,106
                                                   --------          --------       --------        --------
           Total revenue                            192,764           176,658        564,208         506,157

Cost of Services:
   Health Services                                   82,299            71,371        239,407         191,757
   Specialized Cost Containment                      36,503            33,989        107,338         101,559
   Field Case Management                             31,609            33,628         95,136          99,613
                                                   --------          --------       --------        --------
            Total cost of services                  150,411           138,988        441,881         392,929
                                                   --------          --------       --------        --------

                Total gross profit                   42,353            37,670        122,327         113,228

General and administrative expenses                  16,149            15,957         49,314          47,218
Amortization of intangibles                           3,689             3,342         10,913           9,495
Non-recurring charge                                      -            54,419              -          54,419
                                                   --------          --------       --------        --------
                Operating income (loss)              22,515           (36,048)        62,100           2,096

Interest expense                                     17,857            10,223         52,004          19,614
Interest income                                        (104)             (598)          (515)         (2,724)
Other, net                                             (140)             (427)          (263)           (147)
                                                   --------          --------       --------        --------
Income (loss) before income taxes                     4,902           (45,246)        10,874         (14,647)
Provision (benefit) for income taxes                  3,485            (3,176)         6,828           9,829
                                                   --------          --------       --------        --------

                Net income (loss)                  $  1,417          $(42,070)      $  4,046        $(24,476)
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

                        CONCENTRA OPERATING CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                    -------------------------------
                                                                                      2000                  1999
                                                                                      ----                  ----
Operating Activities:
 Net income (loss)                                                                  $  4,046              $ (24,476)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                   19,102                 15,798
      Amortization of goodwill and other intangibles                                  10,913                  9,495
      Write-off of fixed assets                                                          204                    402
      Merger related deferred compensation expense                                         -                 14,555
 Changes in assets and liabilities:
      Accounts receivable, net                                                       (13,368)               (23,686)
      Prepaid expenses and other assets                                                1,481                    568
      Accounts payable and accrued expenses                                          (12,081)                11,655
                                                                                    --------              ---------
       Net cash provided by operating activities                                      10,297                  4,311
                                                                                    --------              ---------

Investing Activities:
 Acquisitions, net of cash acquired                                                   (9,724)               (43,284)
 Proceeds from the licensing of internally-developed software                          1,316                      -
 Purchase of property and equipment                                                  (22,689)               (25,950)
 Purchase of investments, net                                                              -                 15,523
                                                                                    --------              ---------
       Net cash used in investing activities                                         (31,097)               (53,711)
                                                                                    --------              ---------

Financing Activities:
 Borrowings  under the revolving credit facility                                      15,500                  1,500
 Payment of deferred financing costs                                                  (1,681)               (18,000)
 Proceeds from the issuance of long-term debt                                             52                565,426
 Repayments of long-term debt                                                         (2,087)                (1,145)
 Net proceeds from the issuance of common stock under employee
     stock purchase and option plans                                                       -                  2,579
 Repayment of long-term debt and other merger payments                                     -               (577,077)
 Merger related stock option and warrant payments                                          -                (14,427)
                                                                                    --------              ---------
                 Net cash provided by (used in) financing activities                  11,784                (41,144)
                                                                                    --------              ---------

Net Decrease in Cash and Cash Equivalents                                             (9,016)               (90,544)

Cash and Cash Equivalents, beginning of period                                        14,371                101,128
                                                                                    --------              ---------
Cash and Cash Equivalents, end of period                                            $  5,355              $  10,584
                                                                                    ========              =========

Supplemental Disclosure of Cash Flow Information:
 Interest paid                                                                      $ 56,832              $  12,359
 Income taxes paid                                                                  $    689              $   4,926
 Liabilities and debt assumed in acquisitions                                       $  8,061              $   3,749


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

(2)  Basis of Presentation

     The accompanying consolidated financial statements as of September 30, 2000, and December 31, 1999, and for three and nine months ended September 30, 2000, and September 30, 1999, and related footnotes reflect the operating results of CMC through August 17, 1999, and of Concentra Operating thereafter. CMC and Concentra Operating are presented together through August 17, 1999, since they represent the same reporting entity for the periods presented.

(3)  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize the fair value of all derivatives as assets or liabilities in the balance sheet. It also requires the recognition of changes in the fair value of these derivatives. These market value adjustments are to be included either in the income statement or other comprehensive income (equity), depending on the nature of the hedged transaction.

     The Company has evaluated its current hedging activities and expects that the most significant impact of this standard will be the recognition of a potential cumulative effect adjustment upon adoption as well as ongoing adjustments related to the changes in the fair value of the Company's interest rate collar agreements. The fair value of the collar agreements varies based upon fluctuations in interest rates. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. The Company will adopt SFAS 133 on January 1, 2001, and will record its derivatives at fair value on that date as a cumulative effect of a change in accounting principle. Furthermore, subsequent changes in the fair value of the Company's collar agreements will be recognized each period in earnings and/or other comprehensive income, depending on the nature of the change. The Company is currently evaluating the impact of this standard and its adoption may have a significant impact on future earnings. For further discussion of the Company's collar agreements, see "Note 4 - Revolving Credit Facilities and Long Term Debt."

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB
101"), "Revenue Recognition in Financial Statements."   SAB 101 is effective for
the first quarter of 2000 and provides additional guidance in applying generally accepted accounting principles for revenue recognition in financial statements based on interpretations and practices followed by the SEC. The Company has evaluated its revenue recognition practices and has determined that the bulletin did not have a material impact on the Company's consolidated financial statements.

(4)  Revolving Credit Facility and Long Term Debt

     The Company's long term debt as of September 30, 2000, and December 31, 1999, consists of the following (in thousands):

                                                     September 30, December 31,
                                                          2000         1999
                                                          ----         ----

          Term Facilities:
              Tranche B due 2006                        $247,500    $248,750
              Tranche C due 2007                         123,750     124,375
          13.0% Senior Subordinated Notes due 2009       190,000     190,000
          Other                                              672         622
                                                        --------    --------
                                                         561,922     563,747

          Less: Current maturities                        (4,031)     (3,805)
                                                        --------    --------

          Long-term debt, net of current maturities     $557,891    $559,942
                                                        ========    ========


     The Company's revolving credit borrowings at September 30, 2000, and December 31, 1999, were $19.5 million and $4.0 million, respectively. As of September 30, 2000, and December 31, 1999, accrued interest was $7.6 million and $12.4 million, respectively.

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

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

     The Credit Facility requires the Company to enter into interest rate hedge agreements for the purpose of reducing the effect of interest rate fluctuations on a certain portion of the Credit Facility. On May 17, 2000, the Company amended its interest rate collar agreement that converts $200 million of certain variable rate debt to fixed rates. This agreement expires November 17, 2004. Under the new agreement, the Company generally pays and receives the three month LIBOR rate (the "Swap Rate") to and from the counterparty on the notional amount subject to the following limitations: the minimum rate the Company pays is 6.3% when the Swap Rate is less than 5.9%; the maximum rate the Company pays is 6.3%, unless the Swap Rate is greater than 7.5% and less than 8.5%; and, if the Swap Rate is greater than 8.5%, the Company pays 8.5% until November 17, 2002. After November 17, 2002 through the maturity of the agreement, there is no maximum rate the Company pays if the Swap Rate exceeds 7.5%.

     The Company entered into an additional interest rate collar agreement on May 17, 2000. This agreement converts $100 million of certain variable rate debt to fixed rates and expires on May 17, 2005. Under the terms of this agreement, the Company generally pays and receives the Swap Rate to and from the counterparty on the notional amount subject to the following restrictions: the minimum rate the Company pays is 7.05% when the Swap Rate is less than 6.0%; the maximum rate the Company pays is 7.05%, unless the Swap Rate is greater than 8.25%. Through the maturity of the agreement, there is no maximum rate the Company pays if the Swap Rate exceeds 8.25%.

     The Credit Facility and the 13% Subordinated Notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company's capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, for the third quarter of 2000. The Company's obligations under the Credit Facility are secured by a pledge of stock in the Company's subsidiaries and a pledge of the Company's and its subsidiaries' assets.

     The fair value of the Company's borrowings under the Credit Facility was $365.4 million, as of September 30, 2000. The fair value of the Company's 13% Subordinated Notes was $167.2 million at September 30, 2000. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

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

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

     Field Case Management provides services involving case managers and nurses working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters to assist in maximizing medical improvement and, where appropriate, to expedite the return to work.

     There has not been a material change in the composition of segment identifiable assets as of September 30, 2000, as compared to the December 31, 1999 amounts reported in the Company's 1999 Form 10-K. Revenue from individual customers, revenue between business segments and revenue, operating profit and identifiable assets of foreign operations are not significant.

     The Company's unaudited consolidated statements of operations on a segment basis were as follows (in thousands):

                                                                    Three Months Ended                      Nine Months Ended
                                                                       September 30,                          September 30,
                                                                 ------------------------              ---------------------------
                                                                   2000             1999                 2000              1999
                                                                   ----             ----                 ----              ----
     Revenue:
         Health Services                                         $105,696         $ 89,857             $302,960          $242,421
         Specialized Cost Containment                              51,578           50,718              154,753           151,630
         Field Case Management                                     35,490           36,083              106,495           112,106
                                                                 --------         --------             --------          --------
                                                                  192,764          176,658              564,208           506,157

     Gross profit:
          Health Services                                          23,397           18,486               63,553            50,664
          Specialized Cost Containment                             15,075           16,729               47,415            50,071
          Field Case Management                                     3,881            2,455               11,359            12,493
                                                                 --------         --------             --------          --------
                                                                   42,353           37,670              122,327           113,228

     Operating income (loss):
          Health Services                                          15,146           11,037               39,018            29,263
          Specialized Cost Containment                             10,219           11,532               32,192            35,268
          Field Case Management                                     1,911               34                5,508             5,334
          Corporate general and administrative expenses            (4,761)          (4,232)             (14,618)          (13,350)
          Non-recurring charges                                         -          (54,419)                   -           (54,419)
                                                                 --------         --------             --------          --------
                                                                   22,515          (36,048)              62,100             2,096

     Interest expense                                              17,857           10,223               52,004            19,614
     Interest income                                                 (104)            (598)                (515)           (2,724)
     Other, net                                                      (140)            (427)                (263)             (147)
                                                                 --------         --------             --------          --------
         Income (loss) before income taxes                          4,902          (45,246)              10,874           (14,647)
     Provision (benefit) for income taxes                           3,485           (3,176)               6,828             9,829
                                                                 --------         --------             --------          --------
         Net income (loss)                                       $  1,417         $(42,070)            $  4,046          $(24,476)
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

     Health Services provides specialized injury and occupational healthcare services to employers through our network of health centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides a full complement of non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. For the nine months ended September 30, 2000 and 1999, Health Services derived 64.1% and 63.4% of its net revenue from the treatment of work-related injuries and illnesses, respectively and 35.9% and 36.6% of its net revenue from non-injury related medical services, respectively.

     The Specialized Cost Containment services include first report of injury, utilization management (pre-certification and concurrent review), retrospective medical bill review, telephonic case management, specialized preferred provider organization network access, independent medical examinations, peer reviews and out-of-network bill review services that are designed to reduce the cost of workers' compensation claims, automobile accident injury claims and group health claims.

     Field Case Management services involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters to assist in maximizing medical improvement, and, where appropriate, to expedite the return to work.

The following table provides certain information concerning our service locations:

                                                                       Year Ended              Nine Months
                                                                      December 31,            September 30,
                                                                      ------------
                                                                   1998         1999               2000
                                                                   ----         ----               ----
Service locations at the end of the period:
    Occupational healthcare centers/(1)/                            156          209               216
    Specialized Cost Containment services offices/(2)/               85           61                58
    Field Case Management offices/(2)/                               89           81                81
Occupational healthcare centers acquired during the
   period/(3)/                                                       12           53                 8
Occupational healthcare centers developed during the
    period                                                            4            -                 -

Occupational healthcare centers -
   Same market revenue growth/(4)/                                 11.4%         8.1%              9.6%

________________

/(1)/ Does not include the assets of the occupational healthcare centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.

/(2)/ The decline in Specialized Cost Containment and Field Case Management offices in 1999 is primarily due to facility consolidation in the fourth quarter of 1999.

/(3)/ Represents the assets of occupational healthcare centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period.

/(4)/ Same market revenue growth sets forth the aggregate net change from the prior period for all markets in which Health Services has operated healthcare centers for longer than one year (excluding revenue growth due to acquisitions of additional centers).

Results of Operations for the Three and Nine Months Ended September 30, 2000 and 1999

Revenue

     Total revenue increased 9.1% in the third quarter of 2000 to $192.8 million from $176.7 million in the third quarter of 1999. Health Services' revenue increased 17.6% in the third quarter of 2000 to $105.7 million from $89.9
million in the third quarter of 1999.   Specialized Cost Containment's revenue
increased 1.7% in the third quarter of 2000 to $51.6 million from $50.7 million in the third quarter of 1999. Field Case Management's revenue decreased 1.6% in the third quarter of 2000 to $35.5 million from $36.1 million in the third quarter of 1999.

     Total revenue for the nine months ended September 30, 2000 increased 11.5% to $564.2 million from $506.2 for the nine months ended September 30, 1999. Health Services' revenue increased 25.0% for the nine months ended September 30, 2000 to $303.0 million from $242.4 million for the same period in the prior year. For the first nine months of 2000, Specialized Cost Containment's revenue increased 2.1% to $154.8 million from $151.6 million. Field Case Management's revenue decreased 5.0% to $106.5 million for the nine months of 2000 from $112.1 million for the first nine months of 1999.

     Health Services' revenue growth resulted primarily from the acquisition of new centers and an increase in patient visits within existing markets. The number of visits to Health Services' centers in the third quarter of 2000 increased 18.4% in total compared with the third quarter of 1999 and 10.8% on a same-market basis. For the nine months ended September 30, 2000, visits increased 22.4% in total and 10.3% on a same market basis as compared to the same period in the prior year. Average revenue per visit remained consistent during the quarter and increased 0.3% for the first nine months of 2000 as compared to the same respective periods in 1999. However, this increase was partially offset by increasing non-injury related visits. The average fees charged for non-injury visits are generally lower than those charged for injury-related visits. Non-injury related visits constituted 52.2% of total visits for the third quarter 2000 and 51.8% of total visits for the first nine months of 2000, as compared to 50.8% and 50.3% for the same respective periods in 1999. We currently anticipate that this trend of higher visit growth from non-injury visits relative to visit growth of injury-related visits will continue and that we will experience an increasing percentage of non-injury visits as compared to total visits in future periods.

     The increase of Specialized Cost Containment revenue for the third quarter and first nine months of 2000 is primarily related to an increase in revenue from our independent medical examination and first report of injury services as compared to the same periods in 1999. These increases in revenue were partially offset by decreases in revenue from our out-of-network bill review services business, Concentra Preferred Systems ("CPS"), and our telephonic case management services. This year over year decrease in CPS revenue was due in large part to the strong billings in the second quarter of 1999 for contract compliance related bill review services that have not been replicated in the current year. To a lesser extent, the CPS revenue growth during the third quarter was adversely affected by a decline in the average size of invoices reviewed which offset increases in bill volume over the prior year. We currently anticipate that, due to a maturation of its traditional service offerings and possible market trends, this business may continue to experience decreasing bill sizes in future periods as it increases its bill volumes, and may experience a corresponding reduction in revenue growth from traditional out-of-network bill review services. To offset this potential slowing of revenue growth, management is currently pursuing sales of newer service offerings, including contract compliance services and other post-payment review services.

     Although revenue has remained stable during the past three quarters, we continue to report year over year declines in revenue from our Field Case Management business as compared to the same periods in 1999. Revenue declines have been primarily due to decreases in business volume resulting mainly from customer uncertainty concerning our 1998 fourth quarter reorganization of this line of business, our competitors' related marketing efforts and, to a lesser extent, the recent "task-based" approach to service delivery. These have had a reduced impact during the first three quarters of 2000. Continued consistency in revenue trends, however, will be subject to a number of factors, including the success of our current marketing and management initiatives.

Cost of Services

     Total cost of services increased 8.2% in the third quarter of 2000 to $150.4 million from $139.0 million in the third quarter of 1999. Health Services' cost of services increased 15.3% in the third quarter of 2000 to $82.3 million from $71.4 million in the third quarter of 1999. Specialized Cost Containment's cost of services increased 7.4% to $36.5 million in the third quarter of 2000 from $34.0 million in the third quarter of 1999. Field Case Management's cost of services decreased 6.0% to $31.6 million in the third quarter of 2000 from $33.6 million in the third quarter of 1999.

     For the nine months ended September 30, 2000, total cost of services increased 12.5% to $441.9 million from $392.9 million for the same period in the prior year. Health Services' cost of services increased 24.8% to $239.4 million from $191.8 million for the first nine months of 2000 and 1999, respectively. Specialized Cost Containment's cost of services increased by 5.7% to $107.3 million from $101.6 million in the first nine months of 2000 and 1999, respectively. Field Case Management's cost of services declined by 4.5% to $95.1 million from $99.6 million for the nine months ended September 30, 2000 and 1999, respectively.

     Total gross profit margin increased to 22.0% in the third quarter of 2000 compared to 21.3% in the third quarter of 1999. For the first nine months of 2000, the total gross profit margin decreased to 21.7% from 22.4% as compared to the first nine months of 1999. Health Services' gross profit margin increased to 22.1% and 21.0% for the three and nine months ended September 30, 2000, respectively, from 20.6% and 20.9% in the same respective periods in the prior year. In 1999, Health Services acquired 53 centers in 20 transactions. For the third quarter of 2000, after consolidating acquired centers with existing locations, Health Services' number of centers remained unchanged at the end of the quarter as compared with the second quarter. On a year to date basis, a total of eight centers have been added in five transactions during 2000. Historically, consolidated gross profit margins are initially negatively impacted due to lower margins from centers recently acquired. However, as we have consolidated certain functions, made other staff-related changes and increased patient volume, the margins of our acquired centers have demonstrated improvements.

     Specialized Cost Containment's gross profit margin declined to 29.2% and 30.6% in the first three and nine months of 2000 from 33.0% in the first three and nine months of 1999. These decreases relate primarily increased costs at CPS associated with processing higher bill volumes with a lower average price per bill and a decline in revenues and gross margin from our telephonic case management services. The lower margins were partially offset by improved profit margins in claims review and provider bill review services when compared to the same periods in the prior year.

     The gross profit margin for Field Case Management increased to 10.9% and decreased to 10.7% for the three and nine months ended September 30, 2000, respectively, from 6.8% and 11.1% for the same respective periods in 1999. The third quarter increase in profit margin is primarily due to lower personnel expenses as compared to the same quarter of the prior year. The decrease in profit margin for the first nine months of 2000 as compared to the same period in 1999 is primarily due to lower revenue as compared to the same periods last year, offset partially by lower expenses. We currently expect the recent margin decreases to continue to stabilize. This stabilization, however, will be dependent on several factors, including the success of our marketing and management efforts.

General and Administrative Expenses

     General and administrative expenses increased slightly in the third quarter of 2000 to $16.1 million from $16.0 million in the third quarter of 1999, or 8.4% and 9.0%, respectively, as a percentage of revenue for the third quarters of 2000 and 1999. For the nine months ended September 30, 2000, general and administrative expenses increased 4.4% to $49.3 million, or 8.7% of revenue, from $47.2 million, or 9.3% of revenue, in the first nine months of 1999. These increases were primarily due to our continued investment in support personnel and information technology, partially offset by Y2K expenditures made in the third quarter of 1999 that were not incurred in 2000, as well as the realization of certain cost reduction initiatives.

Amortization of Intangibles

     Amortization of intangibles increased 10.4% in the third quarter 2000 and 14.9% for the first nine months of 2000 to $3.7 million and $10.9 million, respectively, from $3.3 million and $9.5 million for the same respective periods in 1999. The increase is the result of the amortization of additional intangible assets such as goodwill, customer lists and assembled workforces, primarily associated with recent acquisitions by Health Services.

Non-Recurring Charge

     In the third quarter of 1999, we recorded a non-recurring charge of $54.4 million primarily for fees, expenses and other non-recurring charges associated with the merger. Through September 30, 2000, we paid approximately $29.2 million for professional fees and services, including legal, accounting and regulatory fees, $21.7 million in costs related to personnel reductions, $0.6 million in facility consolidations and closings, and $1.9 million of other non-recurring charges. At September 30, 2000, approximately $1.0 million of the non-recurring charge remains for professional fees and services and other non-recurring charges. We anticipate that approximately one-third of this remaining charge will be used over the next twelve months.

Interest Expense

     Interest expense increased $7.7 million in the third quarter of 2000 to $17.9 million from $10.2 million in the third quarter of 1999 and increased $32.4 million in the first nine months of 2000 to $52.0 million from $19.6 million in the first nine months of 1999. These increases are due primarily to increased outstanding borrowings from the issuance of $565.0 million in merger-related financing incurred in the third quarter of 1999, partially offset by the retirement of substantially all of the $327.7 million of existing convertible subordinated notes during the 1999 Merger. We expect interest expense for 2000 to be approximately $70.6 million compared to 1999 interest expense of $35.8 million. This anticipated year over year increase is primarily a result of a full year of increased borrowing and, to a lesser extent, additional interest related to the amendment of our credit facility in the first quarter of 2000. As of September 30, 2000, approximately 69.5% of our debt contains floating rates. Although we utilize interest rate hedges to manage a significant portion of this market exposure, rising interest rates would negatively impact our results. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

Interest Income

     Interest income decreased $0.5 million in the third quarter of 2000 to $0.1 million from $0.6 million in the third quarter of 1999. For the first nine months of 2000, interest income declined by $2.2 million to $0.5 million from $2.7 million in the first nine months of 1999. These decreases are primarily due to excess cash being used to complete the 1999 Merger transaction and to pay related fees and expenses.

Provision for Income Taxes

     We recorded a tax provision of $3.5 million and $6.8 million in the third quarter and first nine months of 2000, which reflects effective tax rates of
71.1% and 62.8%, respectively.   For the third quarter and first nine months of
1999, we recorded a tax credit and tax provision of $3.2 million and $9.8 million, respectively, reflecting effective tax rates of 7.0% and (67.1%), respectively. Excluding the tax effects of the non-recurring charges, the effective tax rates would have been 58.4% and 46.2% for the third quarter and first nine months of 1999, respectively. The increase in our effective rate is primarily due to permanent differences related to nondeductible goodwill.

Liquidity and Capital Resources

     For the nine months ended September 30, 2000, cash provided by operating activities was $10.3 million as compared to $4.3 million provided from operating activities in the first nine months of 1999. During the first nine months of 2000, $24.0 million of cash was used for working capital purposes, primarily related to an increase in accounts receivable of $13.3 million and a decrease in accounts payable and accrued expenses of $12.1 million. Accounts receivable increased primarily due to continued revenue growth, while accounts payable and accrued expenses decreased primarily due to the timing of certain payments, including payment of accrued interest on the Company's 13% Senior Subordinated Notes and payroll-related items.

     For the nine months ended September 30, 2000, we used net cash of $9.7 million in connection with acquisitions and $22.7 million of cash to purchase property and equipment during the first nine months of 2000, primarily consisting of new computer hardware and software technology as well as leasehold improvements.

     For the nine months ended September 30, 2000, cash flow provided by financing activities of $11.8 million was due primarily from $15.5 million in additional borrowings under our revolving credit facilities, partially offset by $2.1 million in debt repayments and the payment of $1.7 million of deferred financing costs related to the March 2000 renegotiation of the financial covenant ratio tests associated with our credit facility.

     We were in compliance with our covenants, including our financial covenant ratio tests, in the third quarter of 2000. At September 30, 2000, we had borrowings outstanding under our revolving credit facility of $19.5 million.

     During the first nine months of 2000, we made approximately $2.9 million in cash payments related to the non-recurring charges that occurred in the first quarter of 1998, fourth quarter of 1998 and third quarter of 1999. Within the next twelve months, it is anticipated that approximately $1.8 million in cash payments will be made related to these non-recurring charges. These expenditures are anticipated to consist of $0.9 million of facility-related costs and $0.9 million of other costs.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in interest rates. In order to manage this risk under the Credit Facility, we have entered into interest rate hedges. We do not hold or issue derivative financial instruments for trading purposes and are not a party to any leveraged derivative transactions. Sensitivity analysis is one technique used to measure the impact of changes in the interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value or cash flows. For more information on the interest rate hedge, see "Note 4 to the Consolidated Financial Statements" and Note 5 in the audited consolidated financial statements of the Company's 1999 Form 10-K.

PART II.     OTHER INFORMATION

Item 6.  Exhibits and Reports on Forms 8-K

(a)  Exhibits:

         Exhibit 27.1 - Financial Data Schedule

(b)  Reports on Form 8-K during the quarter ended September 30, 2000:

         Form 8-K dated August 1, 2000 regarding the Company's press release announcing the Company's earnings for the six months ended June 30, 2000.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CONCENTRA OPERATING CORPORATION


November 13, 2000                 By: /s/ Thomas E. Kiraly
                                  ---------------------------------------------
                                  Thomas E. Kiraly
                                  Executive Vice President
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)

EXHIBIT INDEX

                                                                         Page
                                                                         ----



27.1  Financial Data Schedule                                              18