Form 10-Q/A
period 2000-03-31
CONCENTRA OPERATING CORP
filed 2001-02-14
CIK 1098690

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                               ________________

                                  Form 10-Q/A

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934


                 For the quarterly period ended March 31, 2000

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 9, 2000, the Registrant had an aggregate of 1,000 shares outstanding of its common stock, $.01 par value. The Registrant is a wholly-owned subsidiary of Concentra Managed Care, Inc., a Delaware corporation, which, as of May 9, 2000, had 25,672,748 shares outstanding of its common stock, $.01 par value.

================================================================================

                        CONCENTRA OPERATING CORPORATION
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                                     Page
                                                                                                                   ----
Item 1.    Financial Statements

     Consolidated Balance Sheets at March 31, 2000 (Unaudited) and December 31, 1999............................      3

     Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2000 and 1999.......      4

     Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2000 and 1999.......      5

     Notes to Consolidated Financial Statements (Unaudited) ....................................................      6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations ...............     11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................................     15

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.....................................................................     16

Signature.......................................................................................................     16

Exhibit Index...................................................................................................     17

ITEM 1.   FINANCIAL STATEMENTS

                        CONCENTRA OPERATING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                      March 31,      December 31,
                                                        2000            1999
                                                        ----            ----
                                                     (Unaudited)
                       ASSETS

Current Assets:
    Cash and cash equivalents                           $   6,744    $  14,371
    Accounts receivable, net                              162,226      156,239
    Prepaid expenses and other current assets              29,474       28,674
                                                        ---------    ---------
         Total current assets                             198,444      199,284

Property and equipment, net                               106,451      104,068
Goodwill and other intangible assets, net                 328,259      324,984
Fair value of hedging arrangements                          1,537            -
Other assets                                               26,959       25,768
                                                        ---------    ---------
                                                        $ 661,650    $ 654,104
                                                        =========    =========

        LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
     Revolving credit facility                          $  24,500    $   4,000
     Current portion of long-term debt                      4,031        3,805
     Accounts payable and accrued expenses                 71,203       89,109
                                                        ---------    ---------
         Total current liabilities                         99,734       96,914

Long-term debt, net                                       558,964      559,942
Long-term deferred tax and other liabilities               40,958       36,521

Stockholder's Equity:
     Common stock                                               -            -
     Paid-in capital                                        4,525        4,525
     Retained deficit                                     (42,531)     (43,798)
                                                        ---------    ---------
         Total stockholder's equity (deficit)             (38,006)     (39,273)
                                                        ---------    ---------
                                                        $ 661,650    $ 654,104
                                                        =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                (in thousands)


                                                       Three Months Ended
                                                           March 31,
                                               --------------------------------
                                                          2000          1999
                                                          ----          ----
Revenue:
     Health Services                                   $  94,260    $  70,622
     Managed Care Services:
         Specialized cost containment                     51,671       46,712
         Field case management                            35,165       38,077
                                                       ---------    ---------
            Total Managed Care Services                   86,836       84,789
                                                       ---------    ---------
            Total revenue                                181,096      155,411

Cost of Services:
     Health Services                                      76,995       57,800
     Managed Care Services:
       Specialized cost containment                       35,379       32,903
       Field case management                              31,868       33,034
                                                       ---------    ---------
            Total Managed Care Services                   67,247       65,937
                                                       ---------    ---------
            Total cost of services                       144,242      123,737
                                                       ---------    ---------
              Total gross profit                          36,854       31,674

General and administrative expenses                       16,919       14,420
Amortization of intangibles                                3,566        3,038
                                                       ---------    ---------
              Operating income                            16,369       14,216

Interest expense                                          16,221        4,677
Interest income                                              (80)      (1,112)
Gain on change in fair value of hedging arrangements      (1,537)          --
Other, net                                                  (196)          98
                                                       ---------    ---------
Income before income taxes                                 1,961       10,553
Provision for income taxes                                   893        4,485
                                                       ---------    ---------
         Net income                                    $   1,068    $   6,068
                                                       =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)


                                                                            Three Months Ended
                                                                                March 31,
                                                                      -------------------------------
                                                                          2000             1999
                                                                          ----             ----
Cash Flows from Operating Activities:
   Net income                                                            $   1,068    $   6,068
   Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
         Depreciation and amortization                                       5,947        4,789
         Amortization of goodwill and other intangibles                      3,566        3,537
         Earnings in unconsolidated subsidiaries, net of distributions          43          (63)
         Write-off of fixed assets                                              --          290
         Gain on change in fair value of hedging arrangements               (1,537)          --
   Changes in assets and liabilities:
         Accounts receivable, net                                           (5,325)      (7,739)
         Prepaid expenses and other assets                                    (288)      (3,362)
         Accounts payable and accrued expenses                             (18,518)       3,885
                                                                         ---------    ---------
         Net cash provided by (used in) operating activities               (15,044)       7,405
                                                                         ---------    ---------
Cash Flows from Investing Activities:
   Acquisitions, net of cash acquired                                       (2,709)     (10,243)
   Purchase of property and equipment                                       (7,741)      (7,237)
   Purchase of investments, net                                                 --          (21)
                                                                         ---------    ---------
         Net cash used in investing activities                             (10,450)     (17,501)
                                                                         ---------    ---------

Cash Flows from Financing Activities:
   Borrowings  under revolving credit facilities                            20,500           --
   Payment of deferred financing costs                                      (1,681)          --
   Proceeds from the issuance of long-term debt                                 52           --
   Repayments of long-term debt                                             (1,004)         (25)
   Net proceeds from the issuance of common stock under employee
        stock purchase and option plans                                         --        1,746
                                                                         ---------    ---------
         Net cash provided by financing activities                          17,867        1,721
                                                                         ---------    ---------

Net Decrease in Cash and Cash Equivalents                                   (7,627)      (8,375)

Cash and Cash Equivalents, beginning of period                              14,371      101,128
                                                                         ---------    ---------
Cash and Cash Equivalents, end of period                                 $   6,744    $  92,753
                                                                         =========    =========

Supplemental Disclosure of Cash Flow Information:
   Interest paid                                                         $  23,145    $   5,587
   Income taxes paid                                                     $      --    $     484
   Liabilities and debt assumed in acquisitions                          $   5,206    $   2,323

  The accompanying notes are an integral part of these consolidated financial statements

                       (CONCENTRA OPERATING CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



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

(3)       Accounting for Hedging Arrangements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"), as amended, which is effective for fiscal years beginning after June 15, 2000, unless adopted earlier. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize the fair value of all hedging arrangements as assets or liabilities in the financial statements. It also requires the recognition of changes in the fair value of these derivatives. These market value adjustments are to be included either in the income statement or other comprehensive income (equity), depending on the nature of the hedged transaction.

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


     The Company has hedged its exposure to variable interest rates under its current senior secured credit agreements through the utilization of interest rate collars, which are described in "Note 5 - Revolving Credit Facility and Long-Term Debt." The collars generally provide for certain ceilings and floors on interest payments as the three month LIBOR rate increases and decreases respectively. Through March 31, 2000, the Company has reduced its interest expense by $35,000 through net cash received from the counterparty under these collars.

     Based upon review of these interest rate collars with its independent public accountants, the Company determined that the combination of ceilings and floors used in these collars do not meet the criteria for hedge accounting under the current requirements of generally accepted accounting principles and SFAS
133. Accordingly, the Company has restated its previously reported quarterly results of operations for 2000 as follows:




                                                 Three Months Ended
                                                   March 31, 2000
                                                 ------------------

     Net income as previously reported               $    231
     Net effect of hedge arrangement,
           net of tax                                     837
     Net income, as restated                            1,068



     The Company has adopted SFAS 133 effective October 1, 2000. As a result, subsequent changes in the fair value of its interest rate hedging arrangements, including the Company's interest rate collar agreements, will be recognized each period in earnings. Both the 2000 earnings adjustments discussed above and any subsequent changes in the Company's earnings as a result of changes in the fair values of the interest rate collars are non-cash charges or credits and do not impact cash flows from operations or operating income. There have been, and may continue to be, periods with significant non-cash increases or decreases to the Company's earnings relating to the change in the fair value of the interest rate collars. Further, if the Company holds each of these collars to maturity (2004 and 2005), the earnings adjustments will offset each other on a cumulative basis and will ultimately equal zero.

(4)       Recent Accounting Pronouncement

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

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)



(5)  Revolving Credit Facility and Long-Term Debt

     The Company's long-term debt as of March 31, 2000, and December 31, 1999, consists of the following (in thousands):

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

(6)       Segment Information

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

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

The Company's unaudited consolidated statements of operations on a segment basis were as follows (in thousands):

                                                                 For The Three Months Ended
                                                                         March 31,
                                                          ----------------------------------------
                                                                  2000                     1999
                                                                  ----                     ----
Revenue:
     Health Services                                             $ 94,260                 $ 70,622
     Managed Care Services:
         Specialized cost containment                              51,671                   46,712
         Field case management                                     35,165                   38,077
                                                                 --------                 --------
          Total Managed Care Services                              86,836                   84,789
                                                                 --------                 --------
                                                                  181,096                  155,411

Gross profit:
     Health Services                                               17,265                   12,822
     Managed Care Services:
         Specialized cost containment                              16,292                   13,809
         Field case management                                      3,297                    5,043
                                                                 --------                 --------
          Total Managed Care Services                              19,589                   18,852
                                                                 --------                 --------
                                                                   36,854                   31,674
Operating income:
     Health Services                                                9,129                    6,260
     Managed Care Services:
         Specialized cost containment                              11,160                    9,299
         Field case management                                      1,349                    2,756
                                                                 --------                 --------
          Total Managed Care Services                              12,509                   12,055
     Corporate general and administrative expenses                  5,269                    4,099
                                                                 --------                 --------
                                                                   16,369                   14,216

Interest expense                                                   16,221                    4,677
Interest income                                                       (80)                  (1,112)
Gain on change in fair value of hedging arrangements               (1,537)                       -
Other, net                                                           (196)                      98
                                                                 --------                 --------
    Income before income taxes                                      1,961                   10,553
Provision for income taxes                                            893                    4,485
                                                                 --------                 --------
Net income                                                       $  1,068                 $  6,068
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

     The following table provides certain information concerning our service locations:

                                                                         Year Ended            Three Months Ended
                                                                        December 31,               March 31,
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

___________________________

/(1)/ Does not include the assets of the occupational healthcare centers which were acquired and subsequently divested or consolidated into existing centers within the same market during the period.

/(2)/ The decline in cost containment and field case management offices in 1999 is primarily due to facility consolidation in the fourth quarter of 1999.

/(3)/ Represents the assets of occupational healthcare centers which were acquired during each period presented and not subsequently divested or consolidated.

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

Interest Rate Hedge Arrangements

     We utilize interest rate collars to reduce our exposure to variable interest rates and, in part, because it is required under our current senior secured credit agreement. These collars generally provide for certain ceilings and floors on interest payments as the three-month LIBOR rate increases and decreases, respectively. The changes in fair value of this combination of ceilings and floors are recognized each period in earnings. We recorded a gain of $1.5 million in the first quarter of 2000, based upon the change in the fair value of our interest rate collar agreements. This earnings impact and any subsequent changes in our earnings as a result of the changes in the fair values of the interest rate collars are non-cash charges or credits and do not impact cash flows from operations or operating income. There have been, and may continue to be, periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. Further, if we hold these collars to maturity (2004 and 2005), the earnings adjustments will offset each other on a cumulative basis and will ultimately equal zero.

Provision for Income Taxes

     We recorded a tax provision of $0.9 million in the first quarter of 2000 compared with a tax provision of $4.5 million in the first quarter of 1999, which reflects effective tax rates of 45.5% and 42.5%, respectively.

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

Liquidity and Capital Resources

     We used $15.0 million in cash for operating activities for the three months ended March 31, 2000, and generated $7.4 million for the same three month period
last year.    During the first three months of 2000, $25.7 million of cash was used for working capital purposes, primarily related to an increase in accounts receivable of $5.3 million and a decrease in accounts payable and accrued expenses of $20.1 million. Accounts receivable increased primarily due to continued revenue growth, while accounts payable and accrued expenses decreased primarily due to the timing of certain payments, including payment of accrued interest on the Company's 13% Subordinated Notes and payroll-related items.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. In order to hedge this risk under our current credit agreements, we have utilized interest rate collars. We do not hold or issue derivative financial instruments for trading purposes and are not a party to any leveraged derivative transactions. Sensitivity analysis is one technique used to measure the impact of changes in the interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value or cash flows. For more information on the interest rate collars, see Note 5 in the audited consolidated financial statements of the Company's 1999
Form 10-K.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

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


                                   CONCENTRA OPERATING CORPORATION


February 14, 2001                  By: /s/ Thomas E. Kiraly
                                   ---------------------------------------------
                                   Thomas E. Kiraly
                                   Executive Vice President
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX

                                                                     Page
                                                                     ----

27.1 Financial Data Schedule                                           18