Form 10-Q/A
period 2000-06-30
CONCENTRA OPERATING CORP
filed 2001-02-14
CIK 1098690

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549
                                _______________

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


                                                                                                                        Page
                                                                                                                        ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets at June 30, 2000 (Unaudited) and December 31, 1999...............................   3

          Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2000 and 1999..   4

          Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2000 and 1999............   5

          Notes to Consolidated Financial Statements (Unaudited).......................................................   6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...................  11

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk..............................................  16


PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders.....................................................  17

     Item 6.   Exhibits and Reports on Form 8-K........................................................................  17

     Signature ........................................................................................................  17

     Exhibit Index ....................................................................................................  18

ITEM 1.    FINANCIAL STATEMENTS


                        CONCENTRA OPERATING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                        June 30,       December 31,
                                                         2000              1999
                                                         ----              ----
                                                      (Unaudited)
                    ASSETS

Current Assets:
  Cash and cash equivalents                             $  3,392         $ 14,371
  Accounts receivable, net                               166,111          156,239
  Prepaid expenses and other current assets               29,861           28,674
                                                        --------         --------
     Total current assets                                199,364          199,284

Property and equipment, net                              107,027          104,068

Goodwill and other intangible assets,  net               330,843          324,984

Other assets                                              25,910           25,768
                                                        --------         --------
                                                        $663,144         $654,104
                                                        ========         ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Revolving credit facility                            $ 10,000         $  4,000
   Current portion of long-term debt                       4,031            3,805
   Accounts payable and accrued expenses                  85,399           89,109
                                                        --------         --------
     Total current liabilities                            99,430           96,914

Long-term debt, net                                      557,941          559,942

Long-term deferred tax and other liabilities              41,490           36,521

Fair value of hedging arrangements                           946                -

Stockholder's Equity:
   Common stock                                                -                -
   Paid-in capital                                         4,525            4,525
   Retained deficit                                      (41,188)         (43,798)
                                                        --------         --------
                Total stockholder's equity (deficit)     (36,663)         (39,273)
                                                        --------         --------
                                                        $663,144         $654,104
                                                        ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
                                (in thousands)

                                                       Three Months Ended                          Six Months Ended
                                                            June 30,                                   June 30,
                                                --------------------------------            ------------------------------
                                                     2000              1999                      2000            1999
                                                     ----              ----                      ----            ----
Revenue:
   Health Services                                 $103,004          $ 81,942                  $197,264        $152,564
   Specialized Cost Containment                      51,504            54,200                   103,175         100,912
   Field Case Management                             35,840            37,946                    71,005          76,023
                                                   --------          --------                  --------        --------
           Total revenue                            190,348           174,088                   371,444         329,499

Cost of Services:
   Health Services                                   80,113            62,586                   157,108         120,386
   Specialized Cost Containment                      35,456            34,667                    70,835          67,570
   Field Case Management                             31,659            32,951                    63,527          65,985
                                                   --------          --------                  --------        --------
            Total cost of services                  147,228           130,204                   291,470         253,941
                                                   --------          --------                  --------        --------

                Total gross profit                   43,120            43,884                    79,974          75,558

General and administrative expenses                  16,246            16,841                    33,165          31,261
Amortization of intangibles                           3,658             3,115                     7,224           6,153
                                                   --------          --------                  --------        --------
              Operating income                       23,216            23,928                    39,585          38,144

Interest expense                                     17,926             4,714                    34,147           9,391
Interest income                                        (331)           (1,014)                     (411)         (2,126)
Loss on change in fair value of hedging               2,483                 -                       946               -
      arrangements
Other, net                                               73               182                      (123)            280
                                                   --------          --------                  --------        --------
Income before income taxes                            3,065            20,046                     5,026          30,599
Provision for income taxes                            1,921             8,520                     2,814          13,005
                                                   --------          --------                  --------        --------

              Net income                           $  1,144          $ 11,526                  $  2,212        $ 17,594
                                                   ========          ========                  ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                            Six Months Ended
                                                                                June 30,
                                                                      ---------------------------------
                                                                          2000                 1999
                                                                          ----                 ----
Operating Activities:
 Net income                                                             $  2,212             $ 17,594
 Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                       12,400               10,006
      Amortization of goodwill and other intangibles                       7,224                6,153
      Write-off of fixed assets                                              204                  402
      Loss on change in fair value of hedging arrangements                   946                    -
 Changes in assets and liabilities:
      Accounts receivable, net                                            (7,224)             (18,142)
      Prepaid expenses and other assets                                      140               (3,397)
      Accounts payable and accrued expenses                               (6,901)               3,300
                                                                        --------             --------
     Net cash provided by operating activities                             9,001               15,916
                                                                        --------             --------

Investing Activities:
 Acquisitions, net of cash acquired                                       (8,308)             (35,272)
 Proceeds from the licensing of internally-developed software                800                    -
 Purchase of property and equipment                                      (14,823)             (16,487)
 Purchase of investments, net                                                  -                 (491)
                                                                        --------             --------
     Net cash used in investing activities                               (22,331)             (52,250)
                                                                        --------             --------

Financing Activities:
 Borrowings  under revolving credit facilities                             6,000                    -
 Payment of deferred financing costs                                      (1,681)                   -
 Proceeds from the issuance of long-term debt                                 52                  426
 Repayments of long-term debt                                             (2,020)                 (83)
 Net proceeds from the issuance of common stock under employee
      stock purchase and option plans                                          -                2,551
                                                                        --------             --------
     Net cash provided by financing activities                             2,351                2,894
                                                                        --------             --------

Net Decrease in Cash and Cash Equivalents                                (10,979)             (33,440)

Cash and Cash Equivalents, beginning of period                            14,371              101,128
                                                                        --------             --------

Cash and Cash Equivalents, end of period                                $  3,392             $ 67,688
                                                                        ========             ========

Supplemental Disclosure of Cash Flow Information:
 Interest paid                                                          $ 31,843             $  8,425
 Income taxes paid                                                             -             $  4,210
 Liabilities and debt assumed in acquisitions                           $  8,293             $ 10,519

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

     The Company has hedged its exposure to variable interest rates under its current senior secured credit agreements through the utilization of interest rate collars, which are described in "Note 5 - Revolving Credit Facility and Long-Term Debt." The collars generally provide for certain ceilings and floors on interest payments as the three month LIBOR rate increases and decreases, respectively. Through June 30, 2000, the Company has reduced its interest expense by $80,000 through net cash received from the counterparty payments under these collars.

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

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

                                        Three Months Ended     Six Months Ended
                                        ------------------     ----------------
                                       March 31,    June 30,       June 30,
                                         2000         2000           2000
                                         ----         ----           ----
Net income as previously reported       $  231        2,397          2,628
Net effect of derivative adjustments,
      net of tax                           837       (1,253)          (416)
Net income, as restated                  1,068        1,144          2,212

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

(5)  Revolving Credit Facility and Long-Term Debt

     The Company's long-term debt as of June 30, 2000, and December 31, 1999, consists of the following (in thousands):

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
                                                       ========        ========

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

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

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


(6)  Segment Information

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

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

     The Company's unaudited consolidated statements of operations on a segment basis were as follows (in thousands):

                                                           Three Months Ended                    Six Months Ended
                                                                June 30,                              June 30,
                                                     -------------------------------       --------------------------------
                                                         2000             1999                 2000              1999
                                                         ----             ----                 ----              ----
Revenue:
    Health Services                                    $103,004         $ 81,942             $197,264          $152,564
    Specialized Cost Containment                         51,504           54,200              103,175           100,912
    Field Case Management                                35,840           37,946               71,005            76,023
                                                       --------         --------             --------          --------
                                                        190,348          174,088              371,444           329,499

Gross profit:
     Health Services                                     22,891           19,356               40,156            32,178
     Specialized Cost Containment                        16,048           19,533               32,340            33,342
     Field Case Management                                4,181            4,995                7,478            10,038
                                                       --------         --------             --------          --------
                                                         43,120           43,884               79,974            75,558

Operating income:
     Health Services                                     14,743           11,966               23,872            18,226
     Specialized Cost Containment                        10,813           14,437               21,973            23,736
     Field Case Management                                2,248            2,544                3,597             5,300
     Corporate general and administrative expenses       (4,588)          (5,019)              (9,857)           (9,118)
                                                       --------         --------             --------          --------
                                                         23,216           23,928               39,585            38,144

Interest expense                                         17,926            4,714               34,147             9,391
Interest income                                            (331)          (1,014)                (411)           (2,126)
Loss on change in fair value of hedging
    arrangements                                          2,483                -                  946                 -
Other, net                                                   73              182                 (123)              280
                                                       --------         --------             --------          --------
    Income before income taxes                            3,065           20,046                5,026            30,599
Provision for income taxes                                1,921            8,520                2,814            13,005
                                                       --------         --------             --------          --------
    Net income                                         $  1,144         $ 11,526             $  2,212          $ 17,594
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

The following table provides certain information concerning our service locations:

                                                                Year Ended              Six Months
                                                               December 31,              June 30,
                                                               ------------
                                                            1998         1999              2000
                                                            ----         ----              ----
Service locations at the end of the period:
    Occupational healthcare centers/(1)/                     156          209               215
    Specialized Cost Containment services offices/(2)/        85           61                60
    Field Case Management offices/(2)/                        89           81                81
Occupational healthcare centers acquired during the
   period /(3)/                                               12           53                 8
Occupational healthcare centers developed during the
    period                                                     4            -                 -
Number of affiliated physicians at the end of the period     278          362               396

Occupational healthcare centers -
   Same market revenue growth/(4)/                          11.4%         8.1%              8.9%

________________

/(1)/Does not include the assets of the occupational healthcare centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.

/(2)/The decline in Specialized Cost Containment and Field Case Management offices in 1999 is primarily due to facility consolidation in the fourth quarter of 1999.

/(3)/Represents the assets of occupational healthcare centers that were acquired during each period presented and not subsequently divested or consolidated.

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

Interest Rate Hedge Arrangements

  We utilize interest rate collars to reduce our exposure to variable interest rates and, in part, because it is required under our current senior secured credit agreement. These collars generally provide for certain ceilings and floors on interest payments as the three-month LIBOR rate increases and decreases, respectively. The changes in fair value of this combination of ceilings and floors are recognized each period in earnings. We recorded losses of $2.5 million and $0.9 million in the first three and six months of 2000, respectively, based upon the change in the fair value of our interest rate collar agreements. This earnings impact and any subsequent changes in our earnings as a result of the changes in the fair values of the interest rate collars are non-cash charges or credits and do not impact cash flows from operations or operating income. There have been, and may continue to be, periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. Further, if we hold these collars to maturity (2004 and 2005), the earnings adjustments will offset each other on a cumulative basis and will ultimately equal zero.

Provision for Income Taxes

  We recorded a tax provision of $1.9 million and $2.8 million in the first three and six months of 2000, which reflects effective tax rates of 62.7% and
56.0%, respectively.   For the first three and six months of 1999, we recorded a
tax provision of $8.5 million and $13.0 million, respectively, reflecting an effective tax rate of 42.5%. The increase in our effective rate is primarily due to permanent differences related to nondeductible goodwill.

Liquidity and Capital Resources

  For the six months ended June 30, 2000, cash provided by operating activities was $9.0 million as compared to $15.9 million provided from operating activities in the first half of 1999. During the first six months of 2000, $14.0 million of cash was used for working capital purposes, primarily related to an increase in accounts receivable of $7.2 million and a decrease in accounts payable and accrued expenses of $6.9 million. Accounts receivable increased primarily due to continued revenue growth, while accounts payable and accrued expenses decreased primarily due to the timing of certain payments, including payment of accrued interest on the Company's 13% Senior Subordinated Notes and payroll-related items.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. In order to hedge this risk under our current credit agreements, we have utilized interest rate collars. We do not hold or issue derivative financial instruments for trading purposes and are not a party to any leveraged derivative transactions. Sensitivity analysis is one technique used to measure the impact of changes in the interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value or cash flows relative to our debt instruments. However, the same hypothetical 10% movement in interest rates would change the fair value of our hedging arrangements and pretax earnings by $3.1 million as of June 30, 2000. For more information on the interest rate collars, see "Notes 3 and 5 to the Consolidated Financial Statements" and Note 5 in the audited consolidated financial statements of the Company's 1999 Form 10-K.

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



                                  CONCENTRA OPERATING CORPORATION


February 14, 2001                 By:  /s/ Thomas E. Kiraly
                                  ----------------------------------------
                                  Thomas E. Kiraly
                                  Executive Vice President
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX

                                                                            Page
                                                                            ----


27.1 Financial Data Schedule                                                  19