Form 10-Q/A
period 2000-09-30
CONCENTRA OPERATING CORP
filed 2001-02-14
CIK 1098690

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

               For the quarterly period ended September 30, 2000

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

PART I.  FINANCIAL INFORMATION                                                                                       Page
                                                                                                                     ----
     Item 1.  Financial Statements

       Consolidated Balance Sheets at September 30, 2000 (Unaudited) and December 31, 1999.........................     3

       Consolidated Statements of Operations (Unaudited) for the Three and Nine Months
        Ended September 30, 2000 and 1999..........................................................................     4

       Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2000 and 1999.....     5

       Notes to Consolidated Financial Statements (Unaudited)......................................................     6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................    11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................................    17


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.....................................................................    18

     Signature ....................................................................................................    18

     Exhibit Index ................................................................................................    19

ITEM 1.    FINANCIAL STATEMENTS

                        CONCENTRA OPERATING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                          September 30,           December 31,
                                                                              2000                   1999
                                                                              ----                   ----
                                                                           (Unaudited)
              ASSETS

Current Assets:
  Cash and cash equivalents                                               $    5,355              $   14,371
  Accounts receivable, net                                                   172,604                 156,239
  Prepaid expenses and other current assets                                   28,209                  28,674
                                                                          ----------              ----------
     Total current assets                                                    206,168                 199,284

Property and equipment, net                                                  107,933                 104,068

Goodwill and other intangible assets,  net                                   327,926                 324,984

Other assets                                                                  26,231                  25,768
                                                                          ----------              ----------
                                                                          $  668,258              $  654,104
                                                                          ==========              ==========

  LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Revolving credit facility                                              $   19,500              $    4,000
   Current portion of long-term debt                                           4,031                   3,805
   Accounts payable and accrued expenses                                      78,144                  89,109
                                                                          ----------              ----------
     Total current liabilities                                               101,675                  96,914

Long-term debt, net                                                          557,891                 559,942

Long-term deferred tax and other liabilities                                  41,584                  36,521

Fair value of hedging arrangements                                             2,764                       -

Stockholder's Equity:
   Common stock                                                                    -                       -
   Paid-in capital                                                             4,525                   4,525
   Retained deficit                                                          (40,181)                (43,798)
                                                                          ----------              ----------
     Total stockholder's equity (deficit)                                    (35,656)                (39,273)
                                                                          ----------              ----------
                                                                          $  668,258              $  654,104
                                                                          ==========              ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (in thousands)

                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                    September 30,
                                                  ---------------------------       ----------------------------
                                                    2000              1999             2000              1999
                                                  --------          ---------       ---------          ---------
Revenue:
   Health Services                                $ 105,696         $  89,857       $ 302,960          $ 242,421
   Specialized Cost Containment                      51,578            50,718         154,753            151,630
   Field Case Management                             35,490            36,083         106,495            112,106
                                                  ---------         ---------       ---------          ---------
           Total revenue                            192,764           176,658         564,208            506,157

Cost of Services:
   Health Services                                   82,299            71,371         239,407            191,757
   Specialized Cost Containment                      36,503            33,989         107,338            101,559
   Field Case Management                             31,609            33,628          95,136             99,613
                                                  ---------         ---------       ---------          ---------
            Total cost of services                  150,411           138,988         441,881            392,929
                                                  ---------         ---------       ---------          ---------

                Total gross profit                   42,353            37,670         122,327            113,228

General and administrative expenses                  16,149            15,957          49,314             47,218
Amortization of intangibles                           3,689             3,342          10,913              9,495
Non-recurring charge                                      -            54,419               -             54,419
                                                  ---------         ---------       ---------          ---------
              Operating income (loss)                22,515           (36,048)         62,100              2,096

Interest expense                                     17,857            10,223          52,004             19,614
Interest income                                        (104)             (598)           (515)            (2,724)
Loss on change in fair value of hedging               1,818                 -           2,764                  -
    arrangements
Other, net                                             (140)             (427)           (263)              (147)
                                                  ---------         ---------       ---------          ---------
Income (loss) before income taxes                     3,084           (45,246)          8,110            (14,647)
Provision (benefit) for income taxes                  2,279            (3,176)          5,093              9,829
                                                  ---------         ---------       ---------          ---------

              Net income (loss)                   $     805         $ (42,070)      $   3,017          $ (24,476)
                                                  =========         =========       =========          =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
                                (in thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                               ----------------------------
                                                                                 2000               1999
                                                                               --------           ---------
Operating Activities:
 Net income (loss)                                                             $  3,017           $ (24,476)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                              19,102              15,798
      Amortization of goodwill and other intangibles                             10,913               9,495
      Write-off of fixed assets                                                     204                 402
      Loss on change in fair value of hedging arrangements                        2,764                   -
      Merger related deferred compensation expense                                    -              14,555
 Changes in assets and liabilities:
      Accounts receivable, net                                                  (13,368)            (23,686)
      Prepaid expenses and other assets                                           1,481                 568
      Accounts payable and accrued expenses                                     (13,816)             11,655
                                                                               --------           ---------
     Net cash provided by operating activities                                   10,297               4,311
                                                                               --------           ---------

Investing Activities:
 Acquisitions, net of cash acquired                                              (9,724)            (43,284)
 Proceeds from the licensing of internally-developed software                     1,316                   -
 Purchase of property and equipment                                             (22,689)            (25,950)
 Purchase of investments, net                                                         -              15,523
                                                                               --------           ---------
     Net cash used in investing activities                                      (31,097)            (53,711)
                                                                               --------           ---------

Financing Activities:
 Borrowings under the revolving credit facility                                  15,500               1,500
 Payment of deferred financing costs                                             (1,681)            (18,000)
 Proceeds from the issuance of long-term debt                                        52             565,426
 Repayments of long-term debt                                                    (2,087)             (1,145)
 Net proceeds from the issuance of common stock under employee
      stock purchase and option plans                                                 -               2,579
 Repayment of long-term debt and other merger payments                                -            (577,077)
 Merger related stock option and warrant payments                                     -             (14,427)
                                                                               --------           ---------
     Net cash provided by (used in) financing activities                         11,784             (41,144)
                                                                               --------           ---------

Net Decrease in Cash and Cash Equivalents                                        (9,016)            (90,544)

Cash and Cash Equivalents, beginning of period                                   14,371             101,128
                                                                               --------           ---------

Cash and Cash Equivalents, end of period                                       $  5,355           $  10,584
                                                                               ========           =========

Supplemental Disclosure of Cash Flow Information:
 Interest paid                                                                 $ 56,832           $  12,359
 Income taxes paid                                                             $    689           $   4,926
 Liabilities and debt assumed in acquisitions                                  $  8,061           $   3,749

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

     The Company has hedged its exposure to variable interest rates as required under its current senior secured credit agreements through the utilization of interest rate collars, which are described in "Note 5 - Revolving Credit Facility and Long-Term Debt." The collars generally provide for certain ceilings and floors on interest payments as the three month LIBOR rate increases and decreases, respectively. Through September 30, 2000, the Company has reduced its interest expense by $315,000 through net cash received from the counterparty payments under these collars.

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

                                                 Three Months Ended                      Nine Months Ended
                                                 ------------------                      -----------------
                                       March 31,       June 30,       September 30,         September 30,
                                         2000            2000             2000                  2000
                                         ----            ----             ---                   ----
Net income as previously reported      $  231        $   2,397        $   1,417               $   4,045
Net effect of hedge arrangement,
      net of tax                          837           (1,253)            (612)                 (1,028)
Net income, as restated                 1,068            1,144              805                   3,017

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

(5)  Revolving Credit Facility and Long-Term Debt

     The Company's long-term debt as of September 30, 2000, and December 31, 1999, consists of the following (in thousands):


                                              September 30,       December 31,
                                                  2000               1999
                                                  ----               ----

Term Facilities:
 Tranche B due 2006                           $   247,500         $  248,750
 Tranche C due 2007                               123,750            124,375
13.0% Senior Subordinated Notes due 2009          190,000            190,000
Other                                                 672                622
                                              -----------         ----------
                                                  561,922            563,747

Less: Current maturities                           (4,031)            (3,805)
                                              -----------         ----------

Long-term debt, net of current maturities     $   557,891         $  559,942
                                              ===========         ==========

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

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

     The Company's unaudited consolidated statements of operations on a segment basis were as follows (in thousands):

                                                               Three Months Ended                      Nine Months Ended
                                                                  September 30,                          September 30,
                                                        ----------------------------------      ---------------------------------
                                                             2000                1999                2000              1999
                                                             ----                ----                ----              ----
Revenue:
    Health Services                                     $   105,696         $   89,857          $   302,960      $    242,421
    Specialized Cost Containment                             51,578             50,718              154,753           151,630
    Field Case Management                                    35,490             36,083              106,495           112,106
                                                        -----------         ----------          -----------      ------------
                                                            192,764            176,658              564,208           506,157

Gross profit:
    Health Services                                          23,397             18,486               63,553            50,664
    Specialized Cost Containment                             15,075             16,729               47,415            50,071
    Field Case Management                                     3,881              2,455               11,359            12,493
                                                        -----------         ----------          -----------      ------------
                                                             42,353             37,670              122,327           113,228

Operating income (loss):
    Health Services                                          15,146             11,037               39,018            29,263
    Specialized Cost Containment                             10,219             11,532               32,192            35,268
    Field Case Management                                     1,911                 34                5,508             5,334
    Corporate general and administrative expenses            (4,761)            (4,232)             (14,618)          (13,350)
    Non-recurring charges                                         -            (54,419)                   -           (54,419)
                                                        -----------         ----------          -----------      ------------
                                                             22,515            (36,048)              62,100             2,096

Interest expense                                             17,857             10,223               52,004            19,614
Loss on change in fair value of hedging                       1,818                  -                2,764                 -
    arrangements
Interest income                                                (104)              (598)                (515)           (2,724)
Other, net                                                     (140)              (427)                (263)             (147)
                                                        -----------         ----------          -----------      ------------
    Income (loss) before income taxes                         3,084            (45,246)               8,110           (14,647)
Provision (benefit) for income taxes                          2,279             (3,176)               5,093             9,829
                                                        -----------         ----------          -----------      ------------
    Net income (loss)                                   $       805         $  (42,070)         $     3,017      $    (24,476)
                                                        ===========         ==========          ===========      ============

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

The following table provides certain information concerning our service locations:

                                                               Year Ended             Nine Months
                                                              December 31,           September 30,
                                                             ---------------
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

_______________________

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

Interest Rate Hedge Arrangements

     We utilize interest rate collars to reduce our exposure to variable interest rates and, in part, because it is required under our current senior secured credit agreement. These collars generally provide for certain ceilings and floors on interest payments as the three-month LIBOR rate increases and decreases, respectively. The changes in fair value of this combination of ceilings and floors are recognized each period in earnings. We recorded losses of $1.8 million and $2.8 million in the third quarter and for the first nine months of 2000, respectively, based upon the change in the fair value of our interest rate collar agreements. This earnings impact and any subsequent changes in our earnings as a result of the changes in the fair values of the interest rate collars are non-cash charges or credits and do not impact cash flows from operations or operating income. There have been, and may continue to be, periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. Further, if we hold these collars to maturity (2004 and 2005), the earnings adjustments will offset each other on a cumulative basis and will ultimately equal zero.

Provision for Income Taxes

     We recorded a tax provision of $2.3 million and $5.1 million in the third quarter and first nine months of 2000, which reflects effective tax rates of 73.9% and 62.8%, respectively. For the third quarter and first nine months of 1999, we recorded a tax credit and tax provision of $3.2 million and $9.8 million, respectively, reflecting effective tax rates of 7.0% and (67.1%), respectively. Excluding the tax effects of the non-recurring charges, the effective tax rates would have been 58.4% and 46.2% for the third quarter and first nine months of 1999, respectively. The increase in our effective rate is primarily due to permanent differences related to nondeductible goodwill.

Liquidity and Capital Resources

     For the nine months ended September 30, 2000, cash provided by operating activities was $10.3 million as compared to $4.3 million provided from operating activities in the first nine months of 1999. During the first nine months of 2000, $25.7 million of cash was used for working capital purposes, primarily related to an increase in accounts receivable of $13.3 million and a decrease in accounts payable and accrued expenses of $13.8 million. Accounts receivable increased primarily due to continued revenue growth, while accounts payable and accrued expenses decreased primarily due to the timing of certain payments, including payment of accrued interest on the Company's 13% Senior Subordinated Notes and payroll-related items.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. In order to hedge this risk under our current credit agreements, we have utilized interest rate collars. We do not hold or issue derivative financial instruments for trading purposes and are not a party to any leveraged derivative transactions. Sensitivity analysis is one technique used to measure the impact of changes in the interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value or cash flows relative to our debt instruments. However, the same hypothetical 10% movement in interest rates would change the fair value of our hedging arrangements and pretax earnings by $4.3 million as of September 30, 2000. For more information on the interest rate collars, see "Notes 3 and 5 to the Consolidated Financial Statements" and Note 5 in the audited consolidated financial statements of the Company's 1999 Form 10-K.

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



                              CONCENTRA OPERATING CORPORATION


February 14, 2001             By:  /s/ Thomas E. Kiraly
                              -----------------------------------------
                              Thomas E. Kiraly
                              Executive Vice President
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)

EXHIBIT INDEX

                                                         Page
                                                        ------

27.1     Financial Data Schedule                          20