Form 10-K405
period 2000-12-31
CONCENTRA OPERATING CORP
filed 2001-03-27
CIK 1098690

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                  ___________

                                   FORM 10-K

             Annual Report Pursuant To Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000

                       Commission File Number 001-15699
                                  ___________

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

                                 (972) 364-8000
             (Registrant's telephone number, including area code)
                                  ___________

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                   13% Series B Subordinated Notes Due 2009
               Guarantees of Senior Subordinated Notes Due 2009

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 2001, the Registrant had outstanding an aggregate of 1,000 shares of its Common Stock, $.01 par value. The Registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation, which, as of March 15, 2001, had 25,970,083 shares outstanding of its common stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

================================================================================

                         CONCENTRA OPERATING CORPORATION

                                   FORM 10-K
                      Fiscal Year Ended December 31, 2000

                                     INDEX

                                                                                                        Page
                                                                                                        ----
                                                PART I
Item 1    Business                                                                                         3
Item 2    Properties                                                                                      26
Item 3    Legal Proceedings                                                                               26
Item 4    Submission of Matters to a Vote of Security Holders                                             26


                                               PART II
Item 5    Market for Registrant's Common Equity and Related Stockholder Matters                           26
Item 6    Selected Financial Data                                                                         26
Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations           27
Item 7A   Quantitative and Qualitative Disclosures About Market Risk                                      36
Item 8    Financial Statements and Supplementary Data                                                     36
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            36


                                               PART III
Item 10   Directors and Executive Officers of the Registrant                                              37
Item 11   Executive Compensation                                                                          39
Item 12   Security Ownership of Certain Beneficial Owners and Management                                  46
Item 13   Certain Relationships and Related Transactions                                                  48


                                               PART IV
Item 14   Exhibits, Financial Statement Schedule, and Reports on Form 8-K                                 50

                          FORWARD-LOOKING INFORMATION

     This Report includes "forward-looking statements" including, in particular, the statements about our plans, strategies and prospects under the headings Item
1. "Business," including "Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, we can give no assurance that we will achieve these plans, intentions or expectations. Certain important factors that could cause actual results to differ materially from the forward-looking statements we make in this Report are identified in this Report, including under the headings Item 1. "Business" including "Risk Factors," and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors include:

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

                                    PART I

ITEM 1.   BUSINESS

A. General

     For purposes of this Report, Concentra Operating Corporation is referred to as "Concentra Operating" or the "Company," and Concentra Inc., formerly known as Concentra Managed Care, Inc., is referred to as "Concentra Holding." Concentra(R), First Notice Systems(R), and Focus Healthcare Management(R)are registered service marks of Concentra Operating.

     We are the largest company dedicated primarily to serving the workers' compensation market. We provide initial treatment for approximately 5% of workplace injuries in the United States and perform non-injury occupational healthcare services for over 130,000 local employers. We provide specialized cost containment and field case management services to over 2,000 customers across the United States and Canada, including most of the major underwriters of workers' compensation insurance, third-party administrators and self-insured employers. We are also the largest provider of out-of-network bill review services to the group health marketplace. We offer a continuum of healthcare-related services to employers, insurers and third-party administrators of all sizes. We typically do not assume risk for receipt of payment. We are compensated for our services on a fee-for-service or percentage-of-savings basis. Less than 0.5% of our revenue is dependent on Medicare or Medicaid reimbursement.

     Our services reduce our customers' healthcare costs by:

     . efficiently managing the application of appropriate medical care and the return-to-work process, thereby reducing the non-medical costs associated with a claim; and

     . using sophisticated cost containment techniques to determine the proper pricing of care once it has been administered.

     We believe that by offering both the provision of care and claims management services, we are in a unique position to provide comprehensive, integrated services on a bundled or unbundled basis to national or regional accounts and local employers. In addition to the workers' compensation, occupational healthcare and group health markets, we also provide cost containment services to the auto insurance markets. In 2000, we generated revenue of $752.2 million.

     As healthcare costs continue to rise, we believe that payors will seek to increase the use of cost saving strategies, such as those we offer, to minimize these costs. Our comprehensive services are comprised of three distinct categories:

     .    healthcare services;

     .    specialized cost containment services; and

     .    field case management services.

     We provide healthcare services through our network of 224 owned and managed occupational healthcare centers, located in 69 markets in 32 states as of March 15, 2001. As a primary starting point for the provision of care in the workers' compensation market, our occupational healthcare centers are designed to efficiently provide quality care to patients while also providing an entry point for our other cost containment services. Healthcare services include injury care and physical therapy services for work-related injuries and illnesses, physical examinations, substance abuse testing and certain other loss prevention services. In 2000, revenue from healthcare services represented approximately 53.1% of our total revenue.

     Specialized cost containment services consist of first report of injury, telephonic case management, utilization management, both in- and out-of-network bill review, preferred provider organization network access, independent medical exams and peer reviews. These specialized cost containment services are designed to monitor the timing and appropriateness of medical care, as well as the proper pricing for that care. These services are primarily provided to the workers' compensation market, except for out-of-network bill review which we provide to the group health market. We are currently expanding our out-of-network bill review services to the workers' compensation and auto insurance markets. In 2000, revenue from specialized cost containment services represented approximately 28.0% of our total revenue.

     We provide field case management services to a national customer base using approximately 1,000 full-time field case managers. Field case management services involve working on a one-on-one basis with injured employees and aiding communication among their various healthcare professionals, employers and insurance company adjusters. Field case management services are designed both to assist in maximizing medical improvement and, where appropriate, to expedite return to work. In 2000, revenue from field case management services represented approximately 18.9% of our total revenue.

B. Industry Overview

Occupational Healthcare

     Occupational healthcare is largely provided by independent physicians, who have experienced increasing pressures in recent years from growing regulatory complexity and other factors, as well as hospital emergency departments and other urgent care providers. We anticipate that competition in the occupational healthcare market may continue to shift to specialized provider groups, such as groups we manage. Occupational healthcare services consist of two primary components:

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

     According to data published in the 1999 National Safety Council Injury Facts, total workers' compensation costs to employers in the United States were estimated to be approximately $108 billion in 1999. Although the industry as a whole is fragmented with a large number of competitors in the various sub-segments of workers' compensation services, we believe that we are the only integrated provider offering a full range of healthcare management and cost containment services on a nationwide basis.

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

     Provider reimbursement methods vary on a state-by-state basis. As of March 15, 2001, 40 states have adopted fee schedules under which all healthcare providers are uniformly reimbursed. The fee schedules are set by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. Of the 32 states in which we currently operate occupational healthcare centers, as of March 15, 2001, 23 have fee schedules. In states without fee schedules, healthcare providers are reimbursed based on usual, customary and reasonable fees charged in the particular state in which the services are provided. (These usual, customary and reasonable fees are commonly called "UCR".)

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

Cost Containment Services

     Cost containment techniques are intended to control the cost of healthcare services and to measure the performance of healthcare providers. These goals are accomplished through intervention and through on-going review of proposed services and of services actually provided. Healthcare companies and insurance companies originally developed managed care techniques to stem the rising costs of group healthcare.

     Workers' Compensation Cost Containment Services

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

     Workers' compensation cost containment services include two broad categories:

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

     .    both in- and out-of-network bill review;

     .    preferred provider organization network access;

     .    independent medical examinations; and

     .    peer reviews.

     Group Health Cost Containment Services - Out of Network Claims

     According to information from the Health Care Financing Administration, Office of the Actuary, private health insurance claims payments were estimated to total approximately $355.3 billion in 1999. All healthcare payors have out-of-network exposure due to healthcare claims that are outside their geographic coverage area or their network of providers, either because of an insured person's choice of providers or as a result of geographic circumstances where the insured does not have local access to contracted providers. Out-of-network healthcare claims expose payors to a greater incidence of over-utilization, cost shifting, omission of appropriate discounts and possible billing errors. Out-of-network bill review service providers produce savings for their clients by analyzing these out-of-network medical claims and reducing the costs which otherwise would be payable through a variety of methods, including professional negotiation, line item analysis, specialized audit and bill review processes, and broader access to preferred provider networks with additional geographic coverage.

Field Case Management Services

     Field case management services involve:

     .    working on a one-on-one basis with injured employees; and

     . facilitating communication among an injured employee's various healthcare professionals, employers and insurance company adjusters.

     Field case management services are designed both to assist in maximizing medical improvement and, where appropriate, to expedite return to work.

C. Our Business Strategy

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

Increase Market Penetration of Early Intervention Services

     We intend to increase our development and marketing of early intervention services, such as access to our network of occupational healthcare centers and other providers in our preferred provider organization ("PPO") network, first report of injury, precertification, and telephonic case management. Early intervention enables us to identify promptly cases that have the potential to result in significant expense and to take appropriate measures to control these expenses before they are incurred. In addition, we believe that providing early intervention services generally results in our obtaining earlier access to claims files. Such earlier access improves our opportunity to provide the full range of our healthcare management and cost containment services, which should result in lowering the total costs of the claim.

Increase Market Penetration of Out-of-Network Bill Review Services

     We will further expand our reach into the group health marketplace by offering new and existing customers of Concentra Preferred Systems, Inc. ("CPS") comprehensive retrospective bill review services, including expanded PPO network access, to assist customers in containing costs related to out-of-network group health medical charges. CPS is the market leader in this line of business and is expanding its services into the workers' compensation market and auto insurance market in states that do not have established fee schedules. We believe that expansion in these areas represents a significant opportunity for us in the future.

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

Continue To Acquire And Develop Occupational Healthcare Centers And Expand Healthcare Network Services

     We estimate that there are more than 2,000 healthcare centers in the United States in which physicians who specialize in occupational medicine are providing occupational healthcare services. We will continue to acquire and develop occupational healthcare centers in new and existing markets and will continue to organize our occupational healthcare centers in each market into clusters to serve employers, payors and workers more effectively, to leverage management and other resources and to facilitate the development of integrated networks of affiliated physicians and other healthcare providers. In addition, we will develop occupational healthcare centers in new markets and within existing markets through joint ventures and management agreements. Finally, through Focus Healthcare Management, Inc. ("Focus") we will continue to expand our vertically-integrated PPO networks of specialists, hospitals and other healthcare providers. These networks, and our occupational healthcare centers, are designed to provide quality care to patients, while reducing total costs to employers and insurers.

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

D. Services and Operations

     The workers' compensation and group health markets represent a significant opportunity for the full range of healthcare management and cost containment services we provide. In each of these markets, insurance companies, self-insured employers and third party administrators have a need for our services as they continue to try to control their rising healthcare costs.

Healthcare Services

   Occupational Healthcare Centers

     Our 224 occupational healthcare centers at March 15, 2001, provide treatment for:

     .    work-related injuries and illnesses;

     .    physical therapy;

     .    preplacement physical examinations and evaluations;

     .    certain diagnostic testing;

     .    drug and alcohol testing; and

     . various other employer-requested or government-mandated occupational health services.

     During 2000, approximately 48.5% of all patient visits to our centers were for the treatment of injuries or illnesses and 51.5% were for substance abuse testing, physical examinations and other non-injury occupational healthcare services.

     Each occupational healthcare center is staffed with at least one licensed physician who is an employee of a physician group and at least one licensed physical therapist. The licensed physicians are generally experienced in occupational medicine or have emergency, family practice, internal medicine or general medicine backgrounds. Most centers use a staff of between 10 and 15 full-time persons, or their part-time equivalents, including licensed physicians, nurses, licensed physical therapists and administrative support personnel.

     Physician and physical therapy services are provided at the centers under management agreements with the affiliated physician associations, which are independently organized professional corporations that hire licensed physicians and physical therapists to provide healthcare services to the centers' patients. The management agreements between us and the physician groups with respect to the 422 affiliated physicians as of March 15, 2001, have 40-year terms. Pursuant to each management agreement, we provide a wide array of business services to the physician groups, such as:

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

     The physician groups operate in accordance with annual budgets. We consult with the physician groups to aid in establishing their budgets. The management agreements between the physician groups and our company provide that in no event shall we have any obligation to supply working capital out of our funds for the physician groups or their operations. Accordingly, we retain sole discretion over the decision to advance funds to the physician groups and regarding the amount of any such advances. Because we own and operate the nonmedical aspects of the occupational healthcare centers, we also retain ultimate authority to determine the type of equipment used in the centers and other fiscal matters with respect to the operation of the centers.

     Individual physicians who perform services pursuant to contracts with a physician group are employees of the physician group. The physicians providing services for the physician groups do not maintain other practices. The owners of the physicians group are physicians. It is the responsibility of the owners of the physician group to hire and manage all physicians associated with the physician group and to develop operating policies and procedures and professional standards and controls. Under each management agreement, the physician group indemnifies us from any loss or expense arising from acts or omissions of the physician group or our professionals or other personnel, including claims for malpractice. For further discussion, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview.

   Joint Ventures and Management Agreements

     Our strategy is to continue to develop clusters of occupational healthcare centers in new and existing geographic markets through the acquisition and development of occupational healthcare centers. In selected markets in which a hospital management company, hospital system or other healthcare provider has a significant presence, we may focus our expansion efforts on strategic joint ventures or management contracts. In our joint venture relationships, we typically acquire a majority ownership interest in the venture and agree to manage the venture for a management fee based on net revenue. We currently manage 14 joint ventures through which we operate 34 centers. In addition, we have entered into three management agreements through which we operate six centers.

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

     Compliance With the Americans with Disabilities Act. The Americans with Disabilities Act is a federal statute that generally prohibits employers from discriminating against qualified disabled individuals in the areas of the job application process, hiring, discharge, compensation and job training. The Americans with Disabilities Act now applies to all employers with 15 or more employees. Through our "ADApt Program," we assist employers with the Americans with Disabilities Act compliance issues by addressing the Americans with Disabilities Act requirements relating to job descriptions, pre-placement physical examinations, analysis, compliance and confidentiality of applicant/employee information. ADApt helps employers adapt their hiring and termination procedures, job descriptions and injury/illness management programs in order to comply with Americans with Disabilities Act guidelines.

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

     On-site Services. We provide on-site occupational healthcare services for employers at each employer's workplace. Our staffing and services are customized to meet each employer's specific needs. On-site services create a strategic relationship with employers to provide an innovative and comprehensive approach to job-related healthcare needs. On-site services assist employers in maintaining regulatory compliance, promoting health and safety initiatives, and reducing costs associated with workers' compensation.

     For 2000, revenue from healthcare services represented approximately 53.1% of our total revenue.

Specialized Cost Containment Services

     We provide a number of specialized services focused directly on helping to reduce the medical and indemnity costs associated with workers' compensation and the medical costs associated with group health claims. These specialized cost containment services include:

     .    in-and out-of-network bill review;

     .    first report of injury;

     .    telephonic case management;

     .    utilization management: precertification and concurrent review;

     .    preferred provider organization network access;

     .    independent medical examinations; and

     .    peer reviews.

     We are able to offer our services separately or on a bundled basis as a full-service managed care program, beginning with the first report of injury and including all specialized cost containment services needed to aggressively manage the costs associated with a work-related injury. Our comprehensive approach to managing workers' compensation costs serves the needs of a broad range of clients, from local adjusters to national accounts. In addition to providing specialized cost containment services for work-related injuries and illnesses, we also provide out-of-network bill review services to the group health market and cost containment services to payors of automobile accident medical claims.

     We believe that the demand for specialized cost containment services will continue to increase due to a number of factors, including:

     . greater payor awareness of the availability of these techniques for cost containment and case management;

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

     .    post-payment services

     .    other specialized audit and bill review processes; and

     . access to a preferred provider organization network with broader geographic coverage than otherwise available to its clients.

     CPS provides out-of-network bill review services to healthcare payors in most risk categories, including:

     .    indemnity;

     .    preferred provider organization;

     .    health maintenance organization;

     . Employee Retirement Income Security Act of 1974, or ERISA, self-insured plans;

     .    Taft-Hartley Plans;

     .    reinsurance carriers; and

     . intermediaries such as administrative services organizations and third-party administrators.

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

     The current technology employed at CPS is designed to:

     .    review most provider bill types;

     .    employ multiple transmission methods to aid the exchange of bill data;

     . use various database technologies as part of the bill screening process;

     . score each bill referred based on the individual service requirements of each client group; and

     . route each bill to the most appropriate bill review service included in our range of cost containment services.

     CPS has packaged this process and markets it as the CPS Healthcare Bill Management System. The system affords large payor clients breadth of service and capacity, consolidated and uniform cost management capability, rigorous due diligence and high quality performance.

     CPS has also experienced significant growth in its post-payment services area, where the company audits paid healthcare claims and determines the appropriateness of those payments based upon various criteria such as primary and secondary diagnosis, primary and secondary payor liability, reimbursement and coding methodology, and the application of contracted discounts. CPS audits paid claims up to 24 months in the post-payment cycle and offers refund collection services to recover overpayments.

   First Report of Injury

     Through First Notice Systems, Inc. ("First Notice"), we provide a computerized first report of injury/loss reporting service using two centralized national call centers to which an individual, employer or insurance company claims adjuster communicates reports of injuries or losses as soon as they occur. First Notice provides its services primarily to the auto industry for first notice of loss reporting and to workers' compensation carriers for first report of injuries, as well as to property and casualty carriers that write both auto and workers' compensation insurance. For injuries, each report is electronically transferred or mailed to the state agency, the employer and the insurance company. This service assists in the timely preparation and distribution of state-mandated injury reports, provides us and our customers with an early intervention tool to maximize control over workers' compensation and auto claims and also provides us with cross-selling and referral opportunities.

   Telephonic Case Management

     This service provides for short-duration (30 to 90 days) telephonic management of workers' compensation claims. The telephonic case management units:

     .    accept first reports of injury;

     .    negotiate discounts with hospitals and other providers;

     .    identify care alternatives; and

     .    work with injured employees to minimize lost time on the job.

     Each of the telephonic case management units is overseen by nurses who are experienced in medical case management. The telephonic case management units represent an important component of early intervention and help to promptly identify cases that require our field case management services.

   Utilization Management: Precertification and Concurrent Review

     Our precertification and concurrent review services are used by clients to ensure that certain medical procedures are precertified by one of our registered nurses and/or physicians for medical necessity and appropriateness of treatment before the medical procedure is performed. Our determinations represent only recommendations to the customer. The ultimate decision to approve or disapprove a request is made by the claims adjuster. Precertification calls are made by either the claimant or the provider to one of our national utilization management reporting units. After a treatment plan has been precertified, one of our employees performs a follow-up call and concurrent review, at the end of an approved time period to evaluate compliance and/or discuss alternative plans.

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

   Access to Preferred Provider Networks

     Through Focus, we provide our clients with access to a national preferred provider organization network. This network provides injured workers with access to quality medical care at pre-negotiated volume discounts, thereby offering our clients the ability to influence, or in certain states to direct, their employees into the preferred provider organization network as a means of managing their work-related claims. In addition to providing a vehicle for managing the delivery of appropriate care by qualified providers, the discounts associated with these preferred provider organization arrangements generate additional savings through the retrospective bill review program described above. As of March 15, 2001, Focus's national network includes approximately 260,142 individual providers and over 2,907 hospitals covering 50 states and the District of Columbia.

   Independent Medical Examinations

     Independent medical examinations are provided to assess the extent and nature of an employee's injury or illness. We provide our clients with access to independent physicians who perform the independent medical examinations from 15 of our service locations and, upon completion, prepare reports describing their findings.

   Peer Reviews

     Peer review services are provided by a physician, therapist, chiropractor or other healthcare provider who reviews medical files to confirm that the care being provided appears to be necessary and appropriate. The reviewer does not meet with the patient, but merely reviews the file as presented.

     For 2000, revenue from specialized cost containment services represented approximately 28.0% of our total revenue.

Field Case Management Services

     We provide field case management services to the workers' compensation insurance industry through case managers working at the local level on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters. Our services are designed to assist in maximizing medical improvement and, where appropriate, to expedite employees' return to work through medical management and vocational rehabilitation services.

     Our field case management services consist of one-on-one management of a work-related injury by approximately 1,000 full-time field case managers from 81 offices in 50 states, the District of Columbia, Canada, and Puerto Rico. This service typically involves a case with a significant potential or actual amount of lost work time or a catastrophic injury that requires detailed management of the type we provide. Our field case managers specialize in expediting the injured employee's return to work through both medical management and vocational rehabilitation. Medical management services provided by our field case managers include coordinating the efforts of all the healthcare professionals involved and increasing the effectiveness of the care being provided by encouraging compliance and active participation on the part of the injured worker. Vocational rehabilitation services include job analysis, work capacity assessments, labor market assessments, job placement assistance and return to work coordination.

     We believe that the following factors will contribute to continued growth of our field case management services:

     . increased acceptance of field case management techniques due to greater exposure to the workers' compensation managed care market;

     . earlier identification of individuals in need of field case management services due to increased utilization of our specialized cost containment services, particularly early intervention services such as telephonic case management;

     . increased market share at the expense of smaller, undercapitalized competitors; and

     . the ability to access national accounts for use of case management services.

     For 2000, revenue from field case management services represented approximately 18.9% of our total revenue.

E. Customers

     Our occupational healthcare centers currently serve more than 130,000 local employers. We serve more than 2,000 specialized cost containment and field case management customers across the United States and Canada, including most of the major underwriters of workers' compensation insurance, third-party administrators and self-insured employers.

     We are compensated primarily on a fee-for-service or percentage-of-savings basis. Our largest customer represented less than 4% of our total revenue in 2000. We have not entered into written agreements with most of our healthcare services customers. Many of our specialized cost containment and field case management relationships are based on written agreements. However, either we or the customer can terminate most of these agreements on short notice. We have no risk-bearing or capitated arrangements. Less than 0.5% of our revenue is dependent on Medicare or Medicaid reimbursement.

F. Sales and Marketing

     We actively market our services primarily to workers' compensation insurance companies, third-party administrators, employers and employer groups. We also market to the group health, automobile insurance and disability insurance markets. Our marketing organization includes over 390 full-time sales and marketing personnel.

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

G. Quality Assurance

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

H. Competition

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

     .    the effectiveness of our services;

     . our ability to offer a full range of services in multiple markets throughout the United States;

     .    our information systems; and

     .    the prices at which we offer our services.

I. Information Systems and Technology

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

     We have completed the implementation of a wide area network, or WAN, in each market in which we provide healthcare services. All occupational healthcare centers in a market will use a patient administration system, named "OccuSource," which runs on a client/server architecture allowing each center to access and share a common database for that market. The database contains employer protocols, patient records and other information regarding our operations in the market. The WAN allows the centers in the market to share information and thereby improve center and physician efficiencies and enhance customer service. We have created a centralized repository of company data to be used, among other things, for clinical outcomes analysis. We believe that our commitment to continued development of our healthcare information system provides a unique and sustainable competitive advantage within the occupational healthcare industry.

     We have developed and licensed to third parties a new Internet-based first notice of loss reporting system for all lines of insurance named FNSNet. The application extends our call center technology through the Internet, enabling users to report first notices of loss, as well as providing the user with immediate access to customized networks and routing to appropriate and qualified healthcare providers. FNSNet can be accessed through hyperlinks on customers' web pages. This application enhances both internal integration and customer communication and creates an effective platform for our First Notice subsidiary to handle calls with greater speed and efficiency.

     Our Integrated Case Management Software System aids and speeds up the daily tasks of our case managers, allowing them to devote more time to consistent delivery of quality service. This software allows immediate exchange of information among our offices, as well as among employees in the same office. The Integrated Case Management Software System is partially integrated with the FNSNet web-based product. The Integrated Case Management Software System application will enable a clear, precise and immediate transmission of data from First Notice into the Integrated Case Management Software System. This pre-population of data will eliminate redundant and duplicative data entry for nurse case managers, thus resulting in greater time efficiency and cost savings. The Integrated Case Management Software System allows for shared data in situations in which multiple case managers are working on a case, creates better customer access to information and allows us to produce specific, user-friendly reports to demonstrate the value of our services.

     Finally, our subsidiary, CPS, uses our proprietary, technology-based Healthcare Bill Management System for our out-of-network medical claims review services. We are completing a major technology upgrade for this system to use Oracle and a front-end browser. Client bills are accessed and entered into the Healthcare Bill Management System in a variety of ways, including electronic bill identification within the client's claim adjudication system with subsequent electronic data interchange, or EDI, transfer to CPS, entry of appropriate bills into a customized Data Access Point system, on-site bill entry by a CPS employee into the Data Access Point system, and overnight mail or facsimile of client bills to a CPS service center. These access strategies are designed to increase the number of appropriate bills that CPS receives, while minimizing the administrative cost to the client. Once a bill is electronically or manually entered into the Healthcare Bill Management System, the bill is evaluated against CPS's licensed and proprietary databases that are designed to identify instances of cost shifting, improper coding and utilization and pricing issues. Following analysis of the bill, the bill passes through CPS's client preference profile that is created at the time of CPS's initial engagement with the client. The Healthcare Bill Management System then evaluates the compatibility of the service with the greatest expected savings with the service requirements of the client and electronically sends the bill for processing to the appropriate CPS service department.

J. Government Regulation

General

     As a provider of healthcare services, cost containment services, and case management services, we are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. We are also subject to laws and regulations relating to business corporations in general. Applicable laws and regulations are subject to frequent changes.

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

     Many states are considering or have enacted legislation reforming their workers' compensation laws. These reforms generally give employers greater control over who will provide healthcare services to their employees and where those services will be provided and attempt to contain medical costs associated with workers' compensation claims. At present, 23 of the states in which we do business have implemented treatment-specific fee schedules that set maximum reimbursement levels for our healthcare services. Of the states in which we do business, eight states provide for a "reasonableness" review of medical costs paid or reimbursed by workers' compensation. When not governed by a fee schedule, we adjust our charges to the usual, customary and reasonable levels accepted by the payor.

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

Fraud and Abuse Laws

     A federal law ("The Anti-Kickback Statute") prohibits the offer, payment, solicitation or receipt of any form of remuneration to induce or in return for the referral of Medicare or other governmental health program patients or patient care opportunities, or in return for the purchase, lease or order of items or services that are covered by Medicare or other governmental health programs. Violations of the statute can result in the imposition of substantial civil and criminal penalties. In addition, as of January 1, 1995, certain other federal anti-referral provisions (the "Stark Amendments"), prohibit a physician with a "financial relationship" with an entity from referring a patient to that entity for the provision of any of 11 "designated medical services," some of which are provided by physician groups affiliated with us.

     At least seven of the states where we conduct our healthcare services business, Arizona, California, Florida, Illinois, Maryland, New Jersey, and Texas, have enacted statutes similar in scope and purpose to the Anti-Kickback Statute, with applicability to services other than those covered by Medicare or other governmental health programs. In addition, most states have statutes, regulations or professional codes that restrict a physician from accepting various kinds of remuneration in exchange for making referrals. Even in states which have not enacted such statutes, we believe that regulatory authorities and state courts interpreting these statutes may regard federal law under the Anti-Kickback Statute and the Stark Amendments as persuasive.

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

Health Insurance Portability and Accountability Act of 1996/Fraud and Abuse

     The Health Insurance Portability and Accountability Act of 1996 (commonly referred to as "HIPAA") broadens the application of the Anti-Kickback Statute beyond the Medicare and Medicaid programs. An amendment included in HIPAA extended the Anti-Kickback Statute's prohibitions to all "Federal healthcare programs," which include all state healthcare programs receiving federal funding but exclude the Federal Employees Health Benefit Program. Because the prohibitions contained in the Anti-Kickback Statute apply to the furnishing of items or services for which payment is made in "whole or in part," the Anti-Kickback Statute could be implicated if any portion of an item or service we provide is covered by the state or federal health benefit programs described above. Additionally, HIPAA created a general healthcare fraud criminal offense that applies to include all healthcare benefit programs regardless of whether such programs are funded in whole or in part with federal funds.

Stark II Regulations

     On January 4, 2001, the Healthcare Financing Administration issued final regulations subject to comment intended to clarify parts of the Stark Amendments and some of the exceptions to the Stark Amendments. These regulations are considered Phase I of a two-phase process, with the remaining regulations to be published at an unknown future date. With the exception of the provisions regarding home health services, Phase I of the regulations becomes effective January 4, 2002. The Health Care Financing Administration is accepting comments on Phase I of the regulations until April 4, 2001, which may lead to further changes. On February 2, 2001, the Health Care Financing Administration delayed the effective date of the Stark regulations on home health services from February 5, 2001 to April 6, 2001 to give the Bush Administration officials time to review the regulations. This action might affect these regulations. Consequently, we cannot predict the final form that these regulations will take or the effect that the final regulations will have on us. Therefore, some or all of our physician arrangements may ultimately be found to be not in compliance with the Stark Amendments.

HIPAA Administrative Simplification Provisions - Patient Privacy, Protection and Security

     Another set of laws that may have an impact on our operations concerns the Administrative Simplification Provisions of HIPAA. These laws require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. On August 7, 2000, the Department of Health and Human Services published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations is required by October 2002. We cannot predict the impact that the final regulations, when effective, will have on our operations.

     HIPAA also requires the Department of Health and Human Services to adopt standards to protect the security and privacy of health information. The security regulations were proposed on August 12, 1998, but have not yet been finalized. As proposed, the regulations would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health information about individuals.

     In addition, the Department of Health and Human Services released final regulations containing privacy standards in December 2000, which require compliance by February 2003. Upon taking office, the Bush Administration reopened the final privacy regulations for additional comment and postponed the compliance date to April 2003. This action might affect these regulations. However, if they become effective as currently drafted, the privacy regulations will extensively regulate the use and disclosure of individually identifiable health information. The security regulations, as proposed, and the privacy regulations, if they become effective, could impose significant costs on us in order to comply with these standards. Violations of the Administration Simplification Provisions could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

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

Use of Provider Networks

     Our ability to provide comprehensive healthcare management and cost containment services depends in part on our ability to contract with or create networks of healthcare providers which share our objectives. For some of our clients, we offer injured workers access to networks of providers who are selected by us for quality of care and pricing. Laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with us or to provider networks that we may develop or acquire. To the extent these regulations apply to us, we may be subject to:

     .    additional licensing requirements;

     .    financial oversight; and

     .    procedural standards for beneficiaries and providers.

Prompt Pay Laws

     Many states are considering or have enacted legislation governing prompt payment for healthcare services. These laws generally set a specific time frame for providers to receive payment for services rendered and define a process for the payment of claims. Although we are not responsible for provider payment, entities that use our provider networks and specialized cost containment services typically do have that responsibility. Approximately half of the states in which we do business have some form of prompt pay law for workers' compensation, and an even greater number of states have implemented prompt pay laws regarding the provision of general healthcare services. We may be subject to additional procedural requirements, as well as the education of our customers, in connection with compliance with prompt pay laws.

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

Environmental

     We are subject to various federal, state and local laws and regulations for the protection of human health and environment, including the disposal of infectious medical waste and other waste generated at our occupational healthcare centers. If an environmental regulatory agency finds any of our facilities to be in violation of environmental laws, penalties and fines may be imposed for each day of violation, and the affected facility could be forced to cease operations. While we believe that our environmental practices, including waste handling and discharge practices, are in material compliance with applicable law, future claims or changes in environmental laws could have an adverse effect on our business.

K. Seasonality

     Our healthcare services business is seasonal in nature. Although our expansion of services and continuing growth may obscure the effect of seasonality in our financial results, our first and fourth quarters generally reflect lower net healthcare services revenue on a same market basis when compared to the second and third quarters.

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

L. Insurance

     We and the physician groups maintain medical malpractice insurance in the amount of $1.0 million per medical incident and $3.0 million annual aggregate per provider, with a shared aggregate of $20.0 million. We also maintain an umbrella liability policy providing an additional liability limit of $30.0 million. Pursuant to the management agreements between us and the physician groups, each physician group has agreed to indemnify us from certain losses, including medical malpractice. We maintain a managed care organization errors and omissions liability insurance policy covering all aspects of our managed care services. This policy has limits of $20.0 million per claim, with an annual aggregate of $20.0 million. Our directors and officers liability policy has a liability limit of $20.0 million per occurrence and in the aggregate, with an additional $10.0 in limits provided through an excess liability policy. In addition, we maintain $1.0 million per occurrence and $3.0 million annual aggregate of commercial general liability insurance.

M. Employees

     We had approximately 8,800 employees at March 15, 2001. We have experienced no work stoppages and believe that our employee relations are good. All physicians, physician assistants and physical therapists providing professional services in our occupational healthcare centers are either employed by or under contract with the physician groups.

     Currently, none of our employees is subject to a collective bargaining agreement. However, in August 2000, several physicians employed by the physician group in our New Jersey market petitioned the National Labor Relations Board ("NLRB") to form a local physician collective bargaining unit. Although the New Jersey physicians voted in September 2000, the NLRB has not determined the outcome of that vote as of March 15, 2001.

N. Risk Factors

If we cannot generate cash, then we will not be able to service our indebtedness.

     As of December 31, 2000, our consolidated indebtedness was approximately $561.6 million. In addition, our business strategy calls for significant capital expenditures for acquisition and development. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Over the next year, we will be required to make debt payments of $5.2 million and interest payments related to Concentra Operating's debt of approximately $69.2 million.

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

     In addition, we must maintain minimum debt service and maximum leverage ratios under our senior credit facilities. We calculate these ratios on a rolling four-quarter basis. The debt service ratio and leverage ratio requirements for the quarter ended December 31, 2000, were 1.50 to 1.00 and 5.30 to 1.00, respectively. We were in compliance with these ratios at December 31, 2000, with a debt service ratio of approximately 2.76 to 1.00 and a leverage ratio of approximately 4.73 to 1.00. These ratios become more restrictive for future periods. Our ability to be in compliance with these more restrictive ratios will be dependent upon our ability to increase our cash flow over current levels.

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

     Our business strategy requires us to negotiate the purchase of occupational healthcare centers and enter into joint ventures to operate occupational healthcare centers. A strategy of growth by acquisition or joint venture also involves the risk of assuming unknown or contingent liabilities of the acquired business or joint venture, which could be material, individually or in the aggregate. Nevertheless, we may not be able to find suitable acquisition or joint venture candidates, or if we do, finance or consummate such transactions on favorable terms. In addition, we cannot assure you we can successfully integrate the operations of any completed acquisitions or joint ventures into our own.

Our continued rapid growth could cause our management to lose focus on all aspects of our business, our response time to customer inquiries to increase, our customer service to decline in quality and other similar effects.

     We have experienced rapid growth. Our recent and continued rapid growth could place a significant strain on our management and other resources. This strain could result in our management not having enough time to focus on managing all aspects of our business and operations, our response time to customer inquiries increasing, our customer service declining in quality and other similar effects. Our rapid growth should not affect the quality of care provided by our affiliated physician associations or employees. We anticipate that any continued growth will require us to continue to recruit, hire, train and retain a substantial number of new and highly skilled administrative, information technology, finance, sales and marketing and support personnel. We may be unable to slow our growth without increasing our costs if management becomes strained. Our ability to compete effectively and to manage current and any future growth will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our workforce. Should we continue to experience rapid growth, we cannot assure you that personnel, systems, procedures and controls will be adequate to support our operations or that management will adequately anticipate all demands that growth will place on us. If we are unable to meet increasing demand, we may lose customers and our revenue may decrease.

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

If lawsuits against us are successful, we may incur significant liabilities.

     Our affiliated physician associations and some of our employees are involved in the delivery of healthcare services to the public. In each case, the physician makes all decisions concerning the appropriate medical treatment for the patient based on his or her prior medical experience and experience in the treatment of occupational healthcare injuries. We charge our customers for these services on a fee-for-service basis. We base these fees on either the state-mandated fee or the usual and customary rate for such services, as appropriate. In providing these services, the physicians, our employees and, consequently, our company are exposed to the risk of professional liability claims. Although we have not faced any material lawsuits in the past that were not covered by our insurance, claims of this nature, if successful, could result in substantial damage awards to the claimants which may exceed the limits of any applicable insurance coverage. We are indemnified under our management agreements with our affiliated physician associations from claims against them, maintain liability insurance for ourselves and negotiate liability insurance for the physicians in our affiliated physician associations. However, successful malpractice claims asserted against us or our affiliated physician associations could result in significant liabilities that are not indemnified by the physicians or our insurance. Further, plaintiffs have proposed new types of liabilities against managed care companies as well as against employers who use managed care in workers' compensation cases which, if established and successful, may discourage the use of managed care in workers' compensation cases and could reduce the number of claims referred to us or the rates we charge for our services.

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

     As of January 1, 1995, the Stark Amendments prohibit a physician with a "financial relationship" with an entity from referring a patient to that entity for the provision of any of eleven "designated health services," some of which are provided by physician associations affiliated with us. On January 4, 2001, the Health Care Financing Administration issued final regulations subject to comment intended to clarify parts of the Stark Amendments and some of the exceptions to the Stark Amendments. These regulations are under review, and we cannot predict the final form that they will take or the effect that they will have on us.

     HIPAA broadens the application of the Anti-Kickback Statute beyond the Medicare and Medicaid programs, including creating a general healthcare fraud criminal offense that applies to include all healthcare benefit programs regardless of whether such programs are funded in whole or in part with federal funds.

     At least seven of the states where we conduct our healthcare services business, Arizona, California, Florida, Illinois, Maryland, New Jersey and Texas, have enacted statutes similar in scope and purpose to the Anti-Kickback Statute, which are applicable to services other than those covered by Medicare or other governmental health programs. In addition, most states have statutes, regulations or professional codes that restrict a physician from accepting various kinds of remuneration in exchange for making referrals. Several states are considering legislation that would prohibit referrals by a physician to an entity in which the physician has a specified financial interest. Even in states that have not enacted that kind of statute, we believe that regulatory authorities and state courts interpreting these statutes may regard federal law under the Anti-Kickback Statute as persuasive.

     We believe that our arrangements with our affiliated physician associations should not violate the Anti-Kickback Statute, the Stark Amendments, HIPPA and applicable state laws. However, appropriate authorities subject all of these laws to modification and interpretation and appropriate authorities seldom interpret these laws in a manner that provides guidance to our business. Moreover these laws are enforced by authorities vested with broad discretion. We have attempted to structure all of our operations so that they should not violate any applicable anti-kickback and anti-referral prohibitions.

     We also continually monitor developments in this area. If appropriate authorities interpret these laws in a manner contrary to our interpretation, or reinterpret or amend them, or if new legislation is enacted with respect to healthcare fraud and abuse or similar issues, we will seek to restructure any affected operations so as to maintain compliance with applicable law.

We may incur significant liabilities related to compliance with HIPAA.

     The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. On August 7, 2000, the Department of Health and Human Services published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations is required by October 2002. We cannot predict the impact that the final regulations, when effective, will have on our operations.

     HIPAA also requires the Department of Health and Human Services to adopt standards to protect the security and privacy of health information. The security regulations were proposed on August 12, 1998, but have not yet been finalized. As proposed, the regulations would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health information about individuals.

     In addition, the Department of Health and Human Services released final regulations containing privacy standards in December 2000, which require compliance by February 2003. Upon taking office, the Bush Administration reopened the final privacy regulations for additional comment and postponed the compliance date to April 2003. This action might affect these regulations. However, if they become effective as currently drafted, the privacy regulations will extensively regulate the use and disclosure of individually identifiable health information. The security regulations, as proposed, and the privacy regulations, if they become effective, could impose significant costs on us in order to comply with these standards. Violations of the Administration Simplification Provisions could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

If our data processing is interrupted or our licenses to use software are revoked, that interruption or revocation may impair our ability to effectively operate our business.

     Certain aspects of our business are dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other computer problem could impair our ability to provide these services. Certain of the software that we use in our medical bill review operation is licensed from an independent third party software company under a nonexclusive license. Although we believe that alternative software would be available if the existing license were terminated, termination could disrupt and could result in our inability to operate our business, including our ability to effectively review medical bills.

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

Risks Associated with Intangible Assets

     The acquisition of occupational healthcare centers and other businesses may result in significant increases in our intangible assets relating to goodwill. We expect the amount allocable to goodwill on our consolidated balance sheet to increase in the future if additional acquisitions are made which will increase our intangible amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of our intangible assets will be realized. In addition, we regularly evaluate whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to our goodwill may not be recoverable. When factors indicate that the amount allocable to our goodwill should be evaluated for possible impairment, we may be required to reduce the carrying value of such assets. We recorded no goodwill impairment charges during 2000, 1999 or 1998. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on our business, financial condition and operating results.

ITEM 2.  PROPERTIES

     As of March 15, 2001, our principal corporate office is located in Addison, Texas. We lease 50,726 square feet of space in this site pursuant to a lease agreement expiring on February 28, 2005. We make annual rental payments under that lease of $1,222,368. Except for 13 properties owned by us, we lease all of our offices. We believe that our facilities are adequate for our current needs and that suitable additional space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is party to certain claims and litigation in the ordinary course of business. The Company is not involved in any legal proceedings that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2000, no matter was submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Neither Concentra Operating nor Concentra Holding has publicly held shares outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected Financial Data is included in this Form 10-K in Note 14 Selected Financial Data, to the Company's Consolidated Financial Statements on page F-25.

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

Overview

     On August 29, 1997, Concentra Inc. ("Concentra Holding") was formed by the merger (the "1997 Merger ") of CRA Managed Care, Inc. ( "CRA ") and Occusystems, Inc. ( "OccuSystems "). As a result of the 1997 Merger, CRA changed its name to Concentra Managed Care Services, Inc. ( "Managed Care Services ") and OccuCenters, Inc., the operating subsidiary of OccuSystems, changed its name to Concentra Health Services, Inc. ( "Health Services ").

     On August 17, 1999, Concentra Holding merged (the "1999 Merger") with Yankee Acquisition Corp. ("Yankee"), a corporation formed by Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS"), a 14.9% stockholder of Concentra Holding. As a result of the 1999 Merger, 41.1 million outstanding shares of Concentra Holding common stock were converted to cash. The remaining 6.3 million shares held by Yankee were not converted. WCAS acquired approximately 86%, funds managed by Ferrer Freeman Thompson & Co., LLC ("FFT") acquired approximately 7%, and other investors acquired approximately 7% of the post-merger shares of common stock of Concentra Holding, Concentra Operating Corporation's parent company. Simultaneous with the right to receive cash for shares, Yankee merged with and into Concentra Holding, the surviving entity, and Concentra Holding contributed all of its operating assets, liabilities, and shares in its subsidiaries, including Health Services, Managed Care Services and Concentra Preferred Systems, Inc., with the exception of $110.0 million of 14% Senior Discount Debentures and $327.7 million of 6.0% and 4.5% Convertible Subordinated Notes to Concentra Operating Corporation (the "Company" or "Concentra Operating"), a wholly-owned subsidiary of Concentra Holding in exchange for 1,000 shares of Concentra Operating common stock. To finance the acquisition of Concentra Holding, WCAS, FFT and other investors invested approximately $423.7 in equity financing and $110.0 million of 14% Senior Discount Debentures. This additional debt is not guaranteed by Concentra Operating. The 1999 Merger was valued at approximately $1.1 billion, including refinancing Concentra Holding's existing debt that was tendered in the third quarter of 1999, and was accounted for as a recapitalization transaction, with no changes to the historical cost basis of Concentra Holding or Concentra Operating assets or liabilities.

     The following represents a discussion and analysis of the operations of Concentra Holding through August 17, 1999, and of Concentra Operating thereafter. Concentra Holding and Concentra Operating are presented together through August 17, 1999, since they represent the same reporting entity for the periods presented.

     Health Services provides specialized injury and occupational healthcare services to employers through our network of health centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related illnesses. Health Services also provides a full complement of non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. Health Services, and the joint ventures which Health Services controls, own all of the operating assets of our health centers, including leasehold interests and medical equipment. For the years ended December 31, 2000, 1999 and 1998, Health Services derived 64.3%, 63.3% and 63.1% of its net revenue from the treatment of work-related injuries and illnesses, respectively, and 35.7%, 36.7% and 36.9% of its net revenue from non-injury related medical services, respectively.

     Physician and physical therapy services are provided at our centers under management agreements with affiliated physician associations. These associations or groups are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to our centers' patients. The management agreements have 40-year terms and provide for the wide array of services that Health Services offers to the physician groups, such as: providing nurses and other medical support personnel, practice and facilities management, billing and collection, accounting, tax and financial management, human resource management, risk management, and marketing and information-based services. Health Services has a nominee shareholder relationship with each group as defined in EITF 97-2, "Application of APB Opinion No. 16 and FASB Statement No. 94 to Physician Practice Entities," and as a result, the financial statements of each affiliated physician group are consolidated. The management fees collected from each physician group are calculated as collected revenue net of compensation, benefits and other expenses incurred by the groups.

     The Specialized Cost Containment services are designed to reduce the cost of workers' compensation claims, automobile accident injury claims and group health claims. Most of this revenue is earned on a fee-for-service or percentage-of-savings basis. The Specialized Cost Containment services provided include the following:

     .    in-and out-of-network medical bill review

     .    first-report-of-injury

     .    telephonic case management

     .    utilization management: precertification and concurrent review

     .    preferred provider organization network access

     .    independent medical examinations

     .    peer reviews

     Field Case Management services involve working at the local level on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters to assist in maximizing medical improvement and, where appropriate, to expedite their return to work.

     The following table provides certain information concerning our service locations:

                                                                      Year Ended December 31,
                                                                     -------------------------
                                                                      2000      1999     1998
                                                                     ------    ------   ------
Service locations at the end of the period:
   Occupational healthcare centers/(1)/.                                216       209      156
   Specialized Cost Containment services offices/(2)/                    59        61       85
   Field Case Management offices/(3)/                                    81        81       89
Occupational healthcare centers acquired during the period/(4)/           8        53       12
Occupational healthcare centers developed during the period              --        --        4
Occupational healthcare centers--same market revenue growth/(5)/        8.8%      8.1%    11.4%

___________
/(1)/ Does not include the assets of the occupational healthcare centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period. Effective March 1, 2001, Health Services acquired the assets of Industrial Health Care Company ("IHC") for approximately $15.0 million. IHC was a privately held operator of seven occupational health centers and several on-site offices for large employers located throughout Connecticut, generating annual patient visits in excess of 157,000. With this acquisition, Health Services operates 224 centers.

/(2)/ The decline in Specialized Cost Containment services offices in 1999 is primarily due to a facility consolidation in the fourth quarter of 1999.

/(3)/ The decline in Field Case Management offices in 1999 is primarily due to a facility consolidation in the fourth quarter of 1999.

/(4)/ Represents occupational healthcare centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period.

/(5)/ Same market revenue growth sets forth the aggregate net change from the prior period for all markets in which Health Services has operated healthcare centers for longer than one year (excluding revenue growth due to acquisitions of additional centers).

Results of Operations for the Years Ended December 31, 2000 and 1999

Revenue

     Total revenue increased 10.4% in 2000 to $752.2 million from $681.4 million in 1999. The largest portion of this growth came from Health Services, which increased 21.1% in 2000 to $399.7 million from $330.1 million in 1999. To a lesser extent, our Specialized Cost Containment revenue increase of 3.3% in 2000 to $210.7 million from $204.1 million in 1999 also contributed to our revenue growth. However, Field Case Management's revenue decreased 3.7% in 2000 to $141.8 million from $147.3 million in 1999.

     Health Services' revenue growth resulted primarily from the acquisition of new centers and an increase in patient visits within existing markets. The increased revenue from the new center growth was primarily a result of the 53 new centers acquired in 1999, and to a lesser extent, the eight centers acquired in 2000. The number of visits to Health Services' centers in 2000 increased 20.0% in total compared to 1999 and 9.6% on a same-market basis. Average revenue per visit decreased 0.2% as compared to the prior year. This decrease is primarily due to increasing non-injury related visits. The average fees charged for non-injury visits are generally lower than those charged for injury-related visits. Non-injury related visits constituted 51.5% of total visits in 2000 as compared to 50.1% in 1999. We currently anticipate that this trend of higher visit growth from non-injury visits relative to visit growth of injury-related visits will continue and that we will experience an increasing percentage of non-injury visits as compared to total visits in future periods. Further, Health Services' revenue growth will depend on both existing center growth and future center acquisitions. We will continue to pursue acquisitions of clinics in 2001 that complement our existing centers. However, we currently anticipate a more modest rate of future center acquisitions as compared to 1999.

     The increase of Specialized Cost Containment's revenue for 2000 is primarily related to an increase in revenue from our independent medical examination and first report of injury services business, as compared to 1999. Further, our out-of-network group health medical bill review revenue increased over 1999, primarily due to increased bill volumes. However, the average size of each reviewed bill has decreased. We currently anticipate that we will have to review a greater number of bills with this smaller average bill size in the future to achieve the same level of revenue. These increases in Specialized Cost Containment revenue were partially offset by decreases in revenue from our post-payment medical bill review services and our telephonic case management services due to declining bill and case volume, respectively. We currently anticipate that our telephonic case management service business will begin to stabilize at the current level and that our other Specialized Cost Containment business lines will continue to provide growth consistent with current levels.

     Revenue declines for Field Case Management have been primarily due to decreases in business volume resulting mainly from customer uncertainty concerning our 1998 fourth quarter reorganization of this line of business, our competitors' related marketing efforts and, to a lesser extent, the recent "task-based" approach to service delivery. These have had a reduced impact during 2000 as compared to 1999. Continued consistency in revenue trends, however, will be subject to a number of factors, including the success of our current marketing and management initiatives.

     Total contractual provisions offset against revenue during the years ended December 31, 2000 and 1999 were $31.5 million and $27.8 million, respectively.

Cost of Services

     Total cost of services increased 11.0 % in 2000 to $593.4 million from $534.5 million in 1999. The largest portion of this increase came from Health Services, which increased 21.4% in 2000 to $321.8 million from $265.1 million in 1999.To a lesser extent, our Specialized Cost Containment cost of services increase of 4.2% in 2000 to $143.0 million from $137.3 million in 1999 also contributed to the overall increase. However, Field Case Management's cost of services decreased 2.7 % in 2000 to $128.6 million from $132.1 million in 1999.

     Total gross profit margin increased 8.0% to $158.7 million in 2000 from $146.9 million in 1999. However, as a percentage of revenue, gross profit decreased to 21.1% in 2000 compared to 21.6% in 1999. This percentage decline was primarily due to Field Case Management's gross profit margin decline to 9.3% in 2000 as compared to 10.3% in 1999. Also, Health Services' gross profit margin decreased slightly to 19.5% in 2000 compared to 19.7% in 1999, and Specialized Cost Containment's gross profit margin was 32.1% in 2000 compared to 32.7% in 1999.

     Health Services' gross profit margin decrease relates primarily to the impact of lower margins from practices recently acquired and developed. Health Services acquired 53 clinics in 1999 and eight centers in 2000. Historically, consolidated gross profit margins are initially negatively impacted due to lower margins from centers recently acquired. However, as we have consolidated certain functions, made other staff-related changes and increased patient volume, the margins of our acquired centers have demonstrated improvements. We will continue to pursue acquisitions of clinics in 2001 that complement our existing centers.

     The decrease in Specialized Cost Containment's gross profit margin in 2000 from 1999 primarily relates to increased costs within our out-of-network group health medical bill review business associated with processing higher bill volumes with a lower average price per bill and a decline in revenue and gross margin from our telephonic case management services. The lower margins were partially offset by profit margins in claims review. Further, our provider bill review services margins improved due to efficiencies realized from our fourth quarter 1998 and 1999 office consolidations as well as the implementation of a new bill review system. We currently do not anticipate any further office consolidations.

     The gross profit margin for Field Case Management decreased in 2000 as compared to 1999 primarily due to lower revenue as compared to 1999, offset by lower expenses. We currently expect the recent margin decreases to stabilize. This stabilization, however, will be dependent on several factors, including the success of our marketing and management efforts.

General and Administrative Expenses

     General and administrative expenses increased 1.8% in 2000 to $66.5 million from $65.3 million in 1999, or 8.8% and 9.6% as a percentage of revenue for 2000 and 1999, respectively. The increase in general and administrative expenses in 2000 was primarily due to our continued investment in support personnel and information technology in order to support recent and planned growth, partially offset by Y2K expenditures made in 1999 that were not incurred in 2000, as well as the realization of certain cost reduction initiatives.

Amortization of Intangibles

     Amortization of intangibles increased 12.9% in 2000 to $14.6 million from $13.0 million in 1999, or 1.9% as a percentage of revenue for 2000 and 1999. The increase is the result of the amortization of additional intangible assets such as goodwill, customer lists and assembled workforces, primarily associated with recent acquisitions by Health Services. As of December 31, 2000, net intangible assets of $323.2 million consisted primarily of goodwill.

Non-Recurring Charges

     There were no non-recurring charges recorded in 2000 as compared to a $54.4 million charge recorded in 1999, which primarily related to the 1999 Merger. At December 31, 2000, approximately $3.8 million of nonrecurring charges remain. See a further discussion of our non-recurring charges and their usage below and also at Note 4, Recent Acquisitions and Non-Recurring Charges, in our audited consolidated financial statements.

Interest Expense

     Interest expense increased $33.1 million in 2000 to $68.9 million from $35.8 million in 1999 due primarily to increased outstanding borrowings from the issuance of $565.0 million in merger-related financing incurred in the third quarter of 1999 and, to a lesser extent, additional interest related to the amendment of our credit facility in the first quarter of 2000. This increase was partially offset by the retirement of substantially all of the $327.7 million of 6.0% and 4.5% convertible subordinated notes during the 1999 Merger. We expect interest expense to be approximately $76.1 million in 2001 as a result of increased borrowings on our credit facility. As of December 31, 2000, approximately 65.9% of our debt contains floating rates. Although we utilize interest rate hedges to manage a significant portion of this market exposure, rising interest rates would negatively impact our results. See "Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Interest Income

     Interest income decreased $2.1 million in 2000 to $0.8 million from $2.9 million in 1999 primarily as a result of excess cash being used to complete the 1999 Merger transaction and to pay related fees and expenses.

Interest Rate Hedging Arrangements

     We utilize interest rate collars to reduce our exposure to variable interest rates and, in part, because it is required under our current senior secured credit agreement. These collars generally provide for certain ceilings and floors on interest payments as the three-month LIBOR rate increases and decreases, respectively. The changes in fair value of this combination of ceilings and floors are recognized each period in earnings. We recorded a loss of $9.6 million in 2000 based upon the change in the fair value of our interest rate collar agreements. This earnings impact and any subsequent changes in our earnings as a result of the changes in the fair values of the interest rate collars are non-cash charges or credits and do not impact cash flows from operations or operating income. There have been and may continue to be periods with significant non-cash increases or decreases to our earnings pertaining to the change in the fair value of the interest rate collars. Further, if we hold these interest rate hedging arrangements to maturity (2004 and 2005), the earnings adjustments will offset each other on a cumulative basis and will ultimately equal zero.

Other, net

     Other income increased $0.3 million in 2000 to $0.7 million from $0.4 million in 1999, primarily due to minority interests.

Provision for Income Taxes

     We recorded a tax provision of $4.4 million in 2000 versus a tax provision of $8.3 million in 1999. The effective tax rate was 694.6% and 45.3% in 2000 and 1999, respectively. Excluding the tax effects of the non-recurring charges, the effective tax rate would have been 46.3% for 1999. The effective tax rate is in excess of the statutory rate due to the non-deductibility of goodwill and certain fees and expenses associated with acquisition costs and, to a lesser extent, the impact of state income taxes. We currently expect to provide for taxes at an effective tax rate of 55.0% for next year.

Cumulative Effect of Accounting Change

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides additional guidance in applying generally accepted accounting principles for revenue recognition in financial statements. New implementation guidance issued by the SEC in the fourth quarter of 2000 requires the Company to recognize revenue from its post payment bill review services effectively on a cash basis. Prior to adoption of this standard, the Company recognized this revenue as savings were identified for our clients. The cumulative charge recognized in 2000 from this change in accounting principle was $2.8 million, net of tax effect.

Results of Operations for the Years Ended December 31, 1999 and 1998

Revenue

     Total revenue increased 11.5% in 1999 to $681.4 million from $611.1 million in 1998. Health Services' revenue increased 27.2% in 1999 to $330.1 million from $259.5 million in 1998. Specialized Cost Containment's revenue increased 11.1% in 1999 to $204.1 million from $183.7 million in 1998. Field Case Management's revenue decreased 12.2% in 1999 to $147.3 million from $167.8 million in 1998.

     Health Services' revenue growth resulted primarily from the acquisition of practices and an increase of business in existing markets. While the Company acquired a greater number of practices during 1999 than in previous years, contributing to higher total revenue growth, the Company experienced same market revenue growth of 8.1% which was lower than the 11.4% experienced during 1998. The Company believes that this lower same market revenue growth is due in part to factors that include the following:

     . indirect effects related to the integration of the Company's newly acquired centers

     . the training and relative performance of the Company's sales and marketing group

     .    the maturity of the Company's individual centers

     .    national injury rates

     .    effects of weather conditions on national injuries


     The increase in Specialized Cost Containment's revenue is largely attributable to growth in the following areas:

     .    our growth in out-of-network bill review services

     .    preferred provider organization network access fees

     .    first report of injury services

     .    telephonic case management services in existing locations

     The decrease in Field Case Management's revenue is primarily attributable to a reorganization of the division in the fourth quarter of 1998 to improve efficiency through facility consolidations and related headcount reductions, to decreases in business volume and, to a lesser extent, to a change in the way that a portion of the Company's case management services are provided. Because this reorganization created customer uncertainty as to the eventual effects of the acquisition of the Company by Yankee and due to related marketing efforts by competitors, the Company experienced a general decline in business volume in its case management business during 1999. Additionally, prior to 1999, the Field Case Management business was generally handled on a "full" case management approach, where all tasks were bundled as a single package. In an effort to increase efficiency and better service its customer base, the Field Case Management business increasingly provided a portion of its services under a "task-based" approach, where the customer selected the specific tasks Field Case Management performed. This new approach caused a reduction in the billable hours per case and thereby decreased Field Case Management revenue.

     Total contractual provisions offset against revenue during the years ended December 31, 1999 and 1998 were $27.8 million and $16.1 million, respectively.

Cost of Services

     Total cost of services increased 13.9% in 1999 to $534.5 million from $469.3 million in 1998. Health Services' cost of services increased 31.8% in 1999 to $265.1 million from $201.2 million in 1998. Specialized Cost

Containment's cost of services increased 11.4% to $137.3 million in 1999 from $123.3 million in 1998. Field Case Management's cost of services decreased 8.8% to $132.1 million in 1999 from $144.8 million in 1998.

     Total gross profit margin decreased to 21.6% in 1999 compared to 23.2% in 1998. Health Services' gross profit margin decreased to 19.7% in 1999 compared to 22.5% in 1998. Specialized Cost Containment's gross profit margin decreased slightly to 32.7% in 1999 compared to 32.9% in 1998. Field Case Management's gross profit margin decreased to 10.3% in 1999 compared to 13.7% in 1998.

     Health Services' gross profit margin decreased primarily as a result of the following factors:

     . the impact of lower margins from practices recently acquired and developed

     .    an increase in the benefits cost for health service employees

     . costs associated with the start-up of a new drug-screening lab facility in Memphis, Tennessee

     . an acceleration in the roll-out of patient tracking and billing systems into the medical centers, which resulted in additional depreciation expense related to those systems this year over last year

     In 1999, Health Services acquired 53 clinics in 20 acquisitions. Historically, as we consolidate certain functions, make other staff-related changes and increase patient volume, the margins of our acquired or developed practices have tended to improve.

     Specialized Cost Containment's gross profit margins decreased slightly in 1999 due primarily a decrease in provider bill review and claims review gross profit margins.

     Provider bill review gross profit margins decreased primarily due to the following factors:

     . reduced productivity associated with implementation of a year 2000 compliant version of this business unit's software

     . an increase in software maintenance fees associated with a third party software supplier

     .    pricing concessions made in the second half of 1998

     . an increase of approximately $380,000, primarily related to the provision for billing adjustments as a result of our experience related to the billing and collection of revenue

     Field Case Management's gross profit margins decreased slightly in 1999 due primarily to a slowdown in field case management revenue, partially offset by a decrease in cost of services.

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

     We have historically amortized goodwill over periods ranging from 30 to 40 years. Effective January 1, 1999, we changed our policy, on a prospective basis, with respect to the amortization of goodwill. All existing and future goodwill will be amortized over a period not to exceed 25 years. Had we adopted this policy at the beginning of 1998, amortization for the year ended December 31, 1998, would have increased approximately $3.3 million. As of December 31, 1999, net intangible assets of $325.0 million consisted primarily of goodwill.

Non-Recurring Charges

     The Company recorded a $54.4 million non-recurring charge in 1999, primarily related to the 1999 Merger, as compared to $33.1 million of non-recurring charges in 1998, which primarily related to the CPS merger and the reorganization of our Field Case Management division. At December 31, 1999, approximately $6.7 million of nonrecurring charges remained. See a further discussion of our non-recurring charges and their usage below and also at Note 4, Recent Acquisitions and Non-Recurring Charges, in the audited consolidated financial statements of the Company.

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

Interest Income

     Interest income decreased $1.8 million in 1999 to $2.9 million from $4.7 million in 1998 primarily as a result of excess cash being used to complete the merger transaction and to pay related fees and expenses. The decline in interest income was also impacted by the increase in our investment of excess cash in 1998 as a result of the net proceeds of $223.6 million from the March and April 1998 issuance of the 4.5% convertible subordinated notes after the payment of approximately $122.0 million of outstanding borrowings under the senior credit facility, debt assumed in the merger with Preferred Payment Systems, Inc., and the payment to Preferred Payment Systems, Inc.'s dissenting shareholders.

Other, net

     Other income increased $0.4 million in 1999 to $0.4 million from ($44,000) in 1998, primarily due to minority interests.

Provision for Income Taxes

     We recorded a tax provision of $8.3 million in 1999 versus a tax provision of $19.3 million in 1998. The effective tax rate was 45.3% and 46.2% in 1999 and 1998, respectively. Excluding the tax effects of the non-recurring charges, the effective tax rate would have been 46.3% and 41.0% for 1999 and 1998, respectively. The above disparities in the effective tax rates excluding the tax effects of the non-recurring charges are the result of the impact of the non-deductibility of certain fees and expenses associated with the 1999 Merger and the Preferred Payment Systems, Inc. merger in 1998.

Non-Recurring Charges

     In the first quarter of 1998, we recorded a non-recurring charge of $12.6 million primarily associated with the merger of Preferred Payment Systems, Inc. now operating as CPS. Through December 31, 2000, we had paid approximately $5.6 million for professional fees and services, $2.7 million in costs associated with personnel reductions, $1.0 million in facility consolidations and closings, specifically the payment of lease obligations related to these facilities, $1.5 million associated with the write-off of deferred financing fees on Preferred Payment Systems, Inc. indebtedness retired and $1.5 million of other non-recurring costs. At December 31, 2000, approximately $0.3 million of the non-recurring charge remains, primarily related to remaining facility lease obligations with terms expiring through March 2003.

     In the fourth quarter of 1998, we recorded a non-recurring charge of $20.5 million primarily associated with the reorganization of our Field Case Management division to improve efficiency through facility consolidations and related headcount reductions. The charge related to the reorganization, settling claims on six expired contracts and the write-off of assets, including customer lists, the value of the trained work force and furniture and fixtures we acquired from an insurance carrier associated with a contract which we subsequently determined to be unprofitable. Through December 31, 2000, we had incurred approximately $7.4 million in charges for the write-off of assets related to the acquired contract and paid $3.8 million in costs associated with personnel reductions, $1.2 million in costs associated with settling claims on other expired contracts, $4.9 million in facility consolidations and $0.4 million of other non-recurring costs. At December 31, 2000, approximately $2.8 million of the non-recurring charge remains, primarily related to remaining facility lease obligations with terms expiring through December 2003 and costs associated with settling claims on other expired contracts.

     In the third quarter of 1999, we recorded a non-recurring charge of $54.4 million primarily for fees, expenses and other non-recurring charges associated with the 1999 Merger. Through December 31, 2000, we had paid approximately $29.4 million for professional fees and services, including legal, accounting and regulatory fees, $21.7 million in costs related to personnel reductions, $0.7 million in facility consolidations and closings and $1.8 million of other non-recurring charges. At December 31, 2000, approximately $0.8 million of the non-recurring charge remains for professional fees and services and other non-recurring charges. We anticipate that the majority of this remaining charge will be used over the next 12 months.

Seasonality

     Our business is seasonal in nature. Patient visits at our Health Services' medical centers are generally lower in the first and fourth quarters primarily because of fewer occupational injuries and illnesses during those time periods due to plant closings, vacations, weather and holidays. In addition, since employers generally hire fewer employees in the fourth quarter, the number of pre-placement physical examinations and drug and alcohol tests conducted at the medical centers during that quarter is further reduced. Additionally, Field Case Management's revenue is usually lower in the fourth quarter compared to the third quarter due to the impact of vacations and holidays. In a manner somewhat similar, although less pronounced, the first and fourth quarters generally reflect lower revenue when compared to our second and third quarters.

Liquidity and Capital Resources

     Cash flows generated from operations were $38.8 million, $28.3 million and $34.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, working capital used $7.7 million of cash primarily due to increases in accounts receivable of $6.3 million and prepaid expenses and other assets of $1.7 million. Accounts receivable increased primarily due to continued revenue growth, and prepaid expenses and other assets increased primarily due to the timing of payments. During 1999, working capital used $4.6 million of cash primarily due to an increase in accounts receivable of $19.2 million, offset by a decrease in prepaid expenses and other assets of $10.8 million and an increase in accounts payable and accrued expenses of $13.0 million. Within the next twelve months, it is currently anticipated that approximately $1.9 million in cash payments will be made related to the non-recurring charges that occurred in the first quarter of 1998, fourth quarter of 1998 and the third quarter of 1999. These expenditures are anticipated to consist of fees and other expenses related to the 1999 Merger, facility related costs, costs associated with settling claims on certain expired contracts and other costs.

     We used net cash of $9.7 million in connection with acquisitions and $30.9 million of cash to purchase property and equipment during 2000, the majority of which was spent on acquiring new computer hardware and software technology, as well as leasehold improvements.

     Cash flows used by financing activities of $8.1 million in 2000 was due primarily to $4.0 million in payments on the revolving credit facility, $3.1 million in debt repayments and the payment of $1.7 million of deferred financing costs related to the March 2000 credit facility amendment.

     We were in compliance with our covenants, including our financial covenant ratio tests, in 2000. At December 31, 2000 we had no borrowings outstanding under our revolving credit facility.

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

Legal Proceedings

     The Company is party to certain claims and litigation in the ordinary course of business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. In order to hedge this risk under our current credit agreements, we have utilized interest rate collars. We do not hold or issue derivative financial instruments for trading purposes and are not a party to any leveraged derivative transactions. Sensitivity analysis is one technique used to measure the impact of changes in the interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value or cash flows relative to our debt instruments. However, the same hypothetical 10% movement in interest rates would change the fair value of our hedging arrangements and pretax earnings by $5.8 million as of December 31, 2000. For more information on the interest rate collars, see Note 5 in the audited consolidated financial statements of the Company.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Concentra Operating

     The directors and executive officers of Concentra Operating are identical to and hold identical positions as the persons identified below as directors and executive officers of Concentra Holding. They have served in these positions with Concentra Operating since August 17, 1999.

Concentra Holding

     Executive officers of Concentra Operating and Concentra Holding are elected annually by the board of directors and serve until successors are duly elected and qualified. There are no arrangements or understandings between any officer and any other person under to which the officer was selected, and there are no family relationships between any of our executive officers or directors. The names, ages and positions of the executive officers and directors of Concentra Operating and Concentra Holding are listed below along with their business experience during at least the past 5 years.

  Name                                       Age                         Position
  ----                                       ---           -----------------------------------
Daniel J. Thomas..........................    42    Director, President and Chief Executive Officer
William H. Comte..........................    48    Executive Vice President and Chief Operating Officer
Thomas E. Kiraly..........................    41    Executive Vice President, Chief Financial Officer and Treasurer
James M. Greenwood........................    40    Executive Vice President Corporate Development
Richard A. Parr II........................    42    Executive Vice President, General Counsel and Secretary
W. Tom Fogarty, M.D.......................    53    Senior Vice President and Chief Medical Officer
Paul B. Queally...........................    37    Chairman and Director
John K. Carlyle...........................    45    Director
Carlos A. Ferrer..........................    47    Director
D. Scott Mackesy..........................    32    Director
Steven E. Nelson..........................    46    Director

     Daniel J. Thomas has served as a Director of Concentra Holding since January 1998 and of Concentra Operating since August 17, 1999. He has served as President and Chief Executive Officer of Concentra Holding since September 1998, and he served as President and Chief Operating Officer of Concentra Holding from January 1998 until September 1998. He served as Executive Vice President of Concentra Holding and President of Concentra Health Services, Inc. from August 1997 until January 1998. He served as a director of OccuSystems, Inc. ("OccuSystems") and as its President and Chief Operating Officer from January 1997 to August 1997. From April 1993 through December 1996, Mr. Thomas served as OccuSystems' Executive Vice President and Chief Operating Officer. Prior to joining OccuSystems in 1993, Mr. Thomas served in various capacities with Medical Care International, Inc., most recently as its Senior Vice President and Divisional Director. Mr. Thomas is a certified public accountant.

     William H. Comte has served as Executive Vice President and Chief Operating Officer of Concentra Holding since December 4, 2000. Prior to joining Concentra Holding, Mr. Comte served as President and Chief Executive Officer for Premier Practice Management, an operator of physician practices, in San Diego, California from 1995 until December 2000. From 1992 until 1994, Mr. Comte served as Senior Vice President Medical Center Division of HealthSouth Corporation in Birmingham, Alabama. Mr. Comte served as President and Chief Executive Officer for Dr. John T. McDonald Health Systems, Inc., in Miami, Florida from 1985 until 1992. Mr. Comte received his Master of Business Administration - Health Administration from the University of Miami and a Bachelor of Science in Business Administration from Villanova University in Villanova, Pennsylvania.

     Thomas E. Kiraly has served as Executive Vice President, Chief Financial Officer and Treasurer of Concentra Holding since May 25, 1999. Prior to that time, Mr. Kiraly served as the principal accounting and financial officer of BRC Holdings, Inc. from December 1988 to May 1999. BRC Holdings, Inc., based in Dallas, Texas, was a diversified provider of specialized information systems and services to healthcare institutions and local governments and was acquired in February 1999 by Affiliated Computer Services, Inc., another Dallas, Texas based provider of information services. During his tenure at BRC Holdings, Inc., Mr. Kiraly held the titles of Executive Vice President and Chief Financial Officer from March 1994 through May 1999 and Vice President of Finance from December 1988 through March 1994. Prior to that time, Mr. Kiraly was a Senior Management Consultant with Touche Ross & Co., a predecessor to Deloitte & Touche L.L.P., a national accounting firm, from May 1985 until December 1988.

     James M. Greenwood has served as Executive Vice President of Corporate Development of Concentra Holding since February 1998 and as Senior Vice President of Corporate Development of Concentra Holding from August 1997 to February 1998. He served as OccuSystems' Chief Financial Officer from 1993 when he joined OccuSystems as a Vice President until August 1997. Mr. Greenwood served as a Senior Vice President of OccuSystems since May 1994. From 1988 until he joined OccuSystems in 1993, Mr. Greenwood served in numerous positions with Bank One, Texas, N.A., and its predecessors, most recently as Senior Vice President and Manager of Mergers and Acquisitions.

     Richard A. Parr II has served as Executive Vice President, General Counsel and Secretary of Concentra Holding since August 1997. He served as OccuSystems' Executive Vice President, General Counsel and Secretary from August 1996 to August 1997. Prior to joining OccuSystems, Mr. Parr served as Vice President and Assistant General Counsel of OrNda HealthCorp, a national hospital management company, from April 1993 through August 1996 and as Associate General Counsel of OrNda HealthCorp from September 1991 through March 1993.

     W. Tom Fogarty, M.D. has served as Senior Vice President and Chief Medical Officer of Concentra Holding since August 1997. He served as OccuSystems' Senior Vice President and Chief Medical Officer from September 1995 to August 1997. From 1993 to September 1995, Dr. Fogarty served as Vice President and Medical Director of OccuSystems. From 1992 to 1993, he served as a Regional Medical Director of OccuSystems and, from 1985 until 1992, as a medical director of one of OccuSystems' centers.

     Paul B. Queally has served as a director and the Chairman of Concentra Holding and Concentra Operating since August 17, 1999. He has served as a managing member or general partner of the respective sole general partner of Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS") and other associated investment partnerships since February 1996. Prior to joining WCAS in February 1996, Mr. Queally held various positions, including, most recently, General Partner, at The Sprout Group, a private equity affiliate of Donaldson, Lufkin & Jenrette, since 1987. He is a director of United Surgical Partners International, Medcath, Inc. and several private companies.

     John K. Carlyle has served as a Director of Concentra Holding since August 1997, as a director of Concentra Operating since August 17, 1999, and as Chairman of Concentra Holding from September 1998 until August 17, 1999. Mr. Carlyle also served as Chairman of the Board of Directors of Concentra Holding from August 1997 to January 1998. Mr. Carlyle is currently CEO of MAGELLA Healthcare Corporation, a private physician practice management company devoted to the area of neonatology and perinatology. Mr. Carlyle served as OccuSystems' Chairman and Chief Executive Officer from January 1997 until August 1997. He joined OccuSystems in 1990 as its President and served in that capacity until December 1996. Mr. Carlyle served as the Chief Executive Officer and a director of OccuSystems from 1991 until August 1997. He also serves as a director of several other private companies.

     Carlos A. Ferrer has served as a director of Concentra Holding and Concentra Operating since August 17, 1999. He has served as a member of the general partner of Ferrer Freeman Thompson & Co. since 1995. Prior to 1995 he was employed by Credit Suisse First Boston Corporation, as a Managing Director responsible for the firm's investment banking activities in the healthcare industry. He is a director of several private companies and is Chairman of the Board of Trustees of the Cancer Research Institute.

     D. Scott Mackesy has served as a director of Concentra Holding and Concentra Operating since August 17, 1999. He has served as a principal of WCA Management Corporation, an affiliate of WCAS, since 1998. Prior to joining WCAS in 1998, Mr. Mackesy was employed from 1992 to 1998 by Morgan Stanley Dean Witter & Co., most recently as a Vice President in its investment research department. Mr. Mackesy is a director of several private companies.

     Steven E. Nelson has served as a director of Concentra Holding and Concentra Operating since August 17, 1999. He currently serves as President of HealthNetwork Systems, LLC, a private provider of PPO network management services to the payor and PPO industries. Mr. Nelson served as President of Concentra Preferred

Systems from March 1997 to June 2000. Prior to March 1997, he served as President and Chief Executive Officer of Preferred Payment Systems, Inc. since 1990.

Section 16(a) Beneficial Ownership Reporting Compliance

     Neither Concentra Operating nor Concentra Holding has any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"). Consequently, Section 16(a) of the Exchange Act does not require Concentra Operating's or Concentra Holdings' Directors, executive officers and persons who own more than 10% of Concentra Holdings' Common Stock to file reports of holdings and transactions in Common Stock with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

   Summary Compensation Table

     The following table summarizes the compensation paid to Concentra Holding's and Concentra Operating's Chief Executive Officer and the four most highly compensated executive officers of Concentra Holding and Concentra Operating other than the Chief Executive Officer who were serving as executive officers at the end of fiscal year 2000 during (a) fiscal year 2000 and 1999 by Concentra Holding and Concentra Operating, and (b) fiscal year 1998 by Concentra Holding. These executive officers are referred to as the named executive officers.

                                                                                         Long-term
                                                                                        Compensation
                                                                                      Awards Securities
                                                                                         Underlying         All Other
                                                           Annual Compensation          Options/SARS      Compensation
                                                      -----------------------------   -----------------   ------------
Name and Principal Position                           Year   Salary (1)   Bonus (2)         (#)(3)             (4)
---------------------------                           ----   ----------   ---------   -----------------   ------------
Daniel J. Thomas..................................    2000    $ 394,199    $     --          369,057       $   3,267  (5)
     President and Chief Executive                    1999      400,000     200,000               --         191,918  (6)
     Officer, Director                                1998      294,241          --          250,000           3,276  (7)

James M. Greenwood................................    2000      270,029          --          216,344           3,291
     Executive Vice President of                      1999      270,000      80,000               --         165,341  (8)
     Corporate Development                            1998      247,495          --          250,000           3,250

Thomas E. Kiraly..................................    2000      264,829          --           37,500             197
     Executive Vice President, Chief                  1999      138,462      25,000           89,803              74
     Financial Officer and Treasurer                  1998           --          --               --              --

Richard A. Parr II................................    2000      250,035          --           59,813           3,315
     Executive Vice President,                        1999      250,000      70,000               --          52,281  (9)
     General Counsel and Secretary                    1998      230,000          --           30,000           5,718

W. Tom Fogarty, M.D...............................    2000      260,102          --           80,174           3,700
     Senior Vice President and Chief                  1999      260,000      40,000               --          84,062 (10)
     Medical Officer                                  1998      240,000          --           30,000           3,416

___________
(1) Salaries for the named executives officers effective January 1, 2001, are $400,000 for Mr. Thomas, $300,000 for Mr. Kiraly, $280,000 for Mr.
     Greenwood, $272,500 for Dr. Fogarty, and $262,500 for Mr. Parr.
(2) Bonuses paid during August 1999 were related to activities performed by the individual in connection with the merger of Concentra Inc. and Yankee Acquisition Corp. and were paid at the time of the closing of the merger.
(3) Figures for 1998 represent long-term awards of options and restricted stock. Figures for 2000 represent awards of options only.

(4) Amounts shown represent, to the extent that the named executive officer participated in Concentra Holding's employee stock purchase and the 401(k) plans, (a) the purchase discount on shares of Concentra Holding common stock purchased pursuant to the employee stock purchase plan, (b) Concentra Holding's matching provision under its 401(k) plan and (c) premiums paid by Concentra Holding for group term life insurance that is taxable compensation to the named executive officers.

(5) Excludes relocation-related costs and benefits totaling $203,355.46 paid to Mr. Thomas in 2000 associated with his relocation from Boston, Massachusetts to Dallas, Texas.

(6) Amount includes payment of $191,285 for cancellation of 477,000 options at an option price of $19.50 to $33.8750.

(7) Excludes relocation-related costs and benefits totaling $158,709 paid to Mr. Thomas in 1998 associated with his relocation from Dallas, Texas to Boston, Massachusetts.

(8) Amount includes payment of $164,575 for cancellation of 352,000 options at an option price of $19.50 to $32.6250.

(9) Amount includes payments of $51,260 for cancellation of 115,000 options at an option price of $23.1250 to $32.6250.

(10) Amount includes payment of $83,975 for cancellation of 112,000 options at an option price of $19.50 to $32.6250.

Option and Restricted Stock Grants in 2000

     The following tables set forth certain information concerning grants by Concentra Holding of stock options and restricted stock to each of the named executive officers during 2000. In accordance with the rules of the Securities and Exchange Commission, the potential realizable values under such options are shown based on assumed rates of annual compound stock price appreciation of 5% and 10% over the full option term from the date the option was granted.

                       Option Grants in Last Fiscal Year

                                                                                                    Potential Realizable
                                            Number of     % of Total                                  Value at Assumed
                                           Securities      Options                                  Annual Rates of Stock
                                           Underlying     Granted to    Exercise or                Price Appreciation for
                                             Options     Employees in    Base Price   Expiration     Option Term ($)(2)
                                           Granted (1)    Fiscal Year   (Per Share)      Date          5%          10%
                                           -----------   -------------  -----------   ----------   ----------  -----------
Daniel J. Thomas.........................      369,057        20.00%       $16.50        3/7/10     3,829,616    9,705,000
James M. Greenwood.......................      216,344        11.73%        16.50        3/7/10     2,244,950    5,689,144
Thomas E. Kiraly.........................       37,500         1.99%        16.50        3/7/10       389,128      986,128
Richard A. Parr II.......................       59,813         3.24%        16.50        3/7/10       620,665    1,572,887
W. Tom Fogarty, M.D......................       80,174         4.35%        16.50        3/7/10       831,946    2,108,316

____________
(1) The vesting of each option is cumulative, and no vested portion will expire until the expiration of the option. For vesting determination purposes, these options are divided into four classes, with Class I representing 40% of the grant, Class II representing 40% of the grant, Class III representing 10% of the grant, and Class IV representing 10% of the grant. Class I options vest over a five year period, with 20% of the Class I option vesting and becoming exercisable on January 1 in each of 2000, 2001, 2002, 2003, and 2004. The vesting of Class II, Class III, and Class IV options is based on the level of attainment of earnings before interest, taxes, depreciation, and amortization (EBITDA) growth objectives.

(2) These amounts represent certain assumed rates of appreciation only and are based on an original fair market value of $16.50 per share. Actual gains, if any, on stock option exercises will depend upon the future market for Concentra Holding common stock and a price at which it can be sold.

             Long-Term Incentive Plans-Awards in Last Fiscal Year

                                                                                                        Potential Realizable
                                    Number of                                                             Value at Assumed
                              Securities Underlying                                                    Annual Rates of Stock
                                Awards Granted (#)      Performance      % of Total       Exercise     Price Appreciation for
                              ----------------------   Period Until    Options Granted      Price        Option Term ($)(2)
                                Stock     Restricted   Maturation or    to Employees     of Options    ----------------------
                               Options       Stock       Payout(1)     in Fiscal Year    (Per Share)       5%          10%
                              ---------   ----------   -------------   ---------------   -----------   ---------    ---------
Daniel J. Thomas............    369,057        --         2000-2007           20.00%        $ 16.50    3,829,616    9,705,000
James M. Greenwood..........    216,344        --         2000-2007           11.73%          16.50    2,244,950    5,689,144
Thomas E. Kiraly............     37,500        --         2000-2007            1.99%          16.50      389,128      986,128
Richard A. Parr II..........     59,813        --         2000-2007            3.24%          16.50      620,665    1,572,887
W. Tom Fogarty, M.D. .......     80,174        --         2000-2007            4.35%          16.50      831,946    2,108,316

____________
(1) The vesting of awards will be as described under footnote (1) of Option Grants in Last Fiscal Year.
(2) These amounts represent certain assumed rates of appreciation only and are based on an original fair market value of $16.50 per share. Actual gains, if any, on stock option exercises will depend upon the future market for Concentra Holding common stock and a price at which it can be sold.

     Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-end Option and Restricted Stock Values

     The following table provides information about option exercises by the named executive officers during 2000 and the value realized by them. The table also provides information about the number and value of options held by the named executive officers at December 31, 2000.

                                                                         Number of Securities
                                                                        Underlying Unexercised
                                                                           Options At Fiscal          Value of Unexercised
                                           Shares                             Year End (#)            In-The-Money Options
                                         Acquired on      Value       --------------------------    At Fiscal Year End ($)(1)
Name                                     Exercise (#)  Realized ($)   Unexercisable  Exercisable   Unexercisable   Exercisable
----                                     -----------   ------------   -------------  -----------   -------------   -----------
Daniel J. Thomas.......................       --            --             311,057        58,000         --             --
James M. Greenwood.....................       --            --             182,344        34,000         --             --
Thomas E. Kiraly.......................       --            --             106,583        20,000         --             --
Richard A. Parr II.....................       --            --              50,413         9,400         --             --
W. Tom Fogarty, M.D. ..................       --            --              67,574        12,600         --             --

___________
(1) Fair market value of securities underlying in-the-money options based on the most recent third-party sale of Concentra Holding's common stock at $16.50 per share. Neither Concentra Holding nor Concentra Operating has any class of equity securities registered pursuant to Section 12 of the Exchange Act.

Compensation of Directors

     Concentra Operating. None of the directors of Concentra Operating received any remuneration from Concentra Operating for their attendance at board and committee meetings during 2000.

Other Compensation Arrangements

Employment Agreements

     Each of Daniel J. Thomas, William H. Comte, Thomas E. Kiraly, James M. Greenwood, Richard A. Parr II, and W. Tom Fogarty, M.D. have entered into employment agreements between such individuals and Concentra Holding. The principal terms of these employment agreements are as follows:

     . each agreement has a term of 2 years, subject to automatic renewal for additional one-year terms, unless terminated in accordance with the agreement's terms;

     . each agreement provides for compensation consisting of base salary amounts, bonuses at the discretion of the board of directors of Concentra Holding and participation in any employee benefit plan adopted by us for our employees;

     . each agreement provides for a severance payment in the event of (1) termination by Concentra Holding without cause, or (2) resignation by the employee for good reason; consisting of two years' base salary for Mr. Thomas and 1 year's base salary for Messrs. Comte, Greenwood, Kiraly, Parr, and Fogarty.

Officer Loan Program

     Pursuant to an Officer Loan Program adopted by the compensation committee of Concentra Holding's Board of Directors (the "Compensation Committee"), Concentra Holding may from time to time make loans to certain officers of Concentra Holding and its subsidiaries designated by the Compensation Committee to purchase stock of Concentra Holding. All loans are secured by a pledge of the shares being purchased. Each loan bears interest, payable monthly, at the Applicable Federal Rate published by the Internal Revenue Service. As of March 15, 2001, there is outstanding under the Officer Loan Program a total of $3,180,000 from all participants, including the following amounts from the named executive officers: Mr. Thomas, $400,000; Mr. Kiraly, $300,000; Mr. Parr, $400,000; and Dr. Fogarty, $400,000; and from Mr. Nelson, $200,000.

Life Insurance

     Concentra Holding pays the premiums for second-to-die life insurance policies on the lives of the named executive officers and their respective spouses in the following face amounts: Mr. Thomas, $2,000,000; Mr. Greenwood, $1,000,000; Mr. Kiraly, $1,000,000; Mr. Parr, $1,000,000; and Dr. Fogarty,
$1,000,000. Upon the death of both insureds under each such policy, an amount equal to the premiums paid by Concentra Holding will be paid to Concentra Holding, with the remaining proceeds going to the second-to-die decedent's estate.

Compensation Plans

1999 Long-Term Incentive Plan

General

     Concentra Holding's board and stockholders approved its 1999 Stock Option and Restricted Stock Purchase Plan (the "1999 Stock Plan") in August 1999. The purpose of the 1999 Stock Plan is to promote the interests of Concentra Holding and its subsidiaries and the interests of our stockholders by providing an opportunity to selected employees and officers of Concentra Holding and its subsidiaries and to other persons providing services to Concentra Holding and its subsidiaries to purchase Concentra Holding common stock. By encouraging such stock ownership, we seek to attract, retain and motivate such employees and other persons and to encourage such employees and other persons to devote their best efforts to our business and financial success. Under the 1999 Stock Plan, we may grant incentive stock options and non-qualified stock options and restricted stock purchase awards to purchase an aggregate of up to 3,750,000 shares of Concentra Holding common stock. The following summary describes the principal features of the 1999 Stock Plan and is qualified in its entirety by reference to the specific provisions of the 1999 Stock Plan, which is filed as an exhibit to this Report.

Description of 1999 Stock Plan

     Shares and Options Subject to Plan. The 1999 Stock Plan provides for the grant of options or awards to purchase an aggregate 3,750,000 shares of common stock, either in the form of incentive stock options intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986 (the "Code") or nonqualified stock options or restricted stock purchase awards. The 1999 Stock Plan includes provisions for adjustment of the number of shares of common stock available for grant of award thereunder and in the number of shares of common stock underlying outstanding options in the event of any stock splits, stock dividends or other relevant changes in the capitalization of Concentra Holding.

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

     Administration. Administration of the 1999 Stock Plan has been delegated to the Compensation Committee, which consists entirely of "Non-Employee Directors" within the meaning of the Securities Exchange Act of 1934, and "outside directors" within the meaning of the Code. The Compensation Committee, within the parameters of the 1999 Stock Plan, has authority to determine to whom options and awards are granted. All questions of interpretation or application of the 1999 Stock Plan are determined by the Compensation Committee, whose decisions are final and binding upon all participants.

     Terms of Options and Awards. Each option or award granted will be evidenced by a stock option or restricted stock purchase agreement.

     The Compensation Committee will fix the term and vesting provisions of all options granted pursuant to the 1999 Stock Plan.

     The exercise price of incentive stock options may not be less than 100% of the fair market value of the shares of common stock, as determined by the board or the Compensation Committee, as the case may be, on the date the option is granted. The exercise price of non-qualified stock options may not be less than 100% of the fair market value of the shares of common stock on the date the option is granted. In addition, the aggregate fair market value of the shares of stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. In addition, no incentive stock option shall be granted to an optionee who owns more than 10% of the total combined voting power for all classes of stock of Concentra Holding, unless the exercise price is at least 110% of the fair market value of the shares of common stock and the exercise period does not exceed 5 years.

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

     Incentive stock options granted pursuant to the 1999 Stock Plan are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Code. If an optionee does not dispose of the shares acquired pursuant to exercise of an incentive stock option within one year after the transfer of such shares to the optionee and within 2 years from grant of the option such optionee will recognize no taxable income as a result of the grant or exercise of such option. However, for alternative minimum tax purposes the optionee will recognize as an item of tax preference the difference between the fair market value of the shares received upon exercise and the exercise price. Any gain or loss that is subsequently recognized upon a sale or exchange of the shares may be treated by the optionee as long-term capital gain or loss, as the case may be. Concentra Holding will not be entitled to a deduction for federal income tax purposes with respect to the issuance of an incentive stock option, the transfer of shares upon exercise of the option or the ultimate disposition of such shares provided the holding period requirements are satisfied.

     If shares received upon exercise of an incentive stock option are disposed of prior to satisfaction of the holding period requirements, the optionee generally will recognize taxable ordinary income, in the year in which such disqualifying disposition occurs, in an amount equal to the lesser of (1) the excess of the fair market value of the shares on the date of exercise over the exercise price, and (2) the gain recognized on such disposition. Such amount will ordinarily be deductible by Concentra Holding for federal income tax purposes in the same year, provided that the company satisfies certain federal income tax information reporting requirements. In addition, the excess, if any, of the amount realized by the exercise of the incentive stock option will be treated as capital gain, long-term or short-term, depending on whether, after exercise of the option, the shares were held for more than one year.

     Non-qualified stock options may be granted under the 1999 Stock Plan. An optionee generally will not recognize any taxable income upon grant of a non-qualified stock option. The optionee will recognize taxable ordinary income, at the time of exercise of such option, in an amount equal to the excess of the fair market value of the shares on the date of exercise over the exercise price. Such amount will ordinarily be deductible by Concentra Holding in the same year, provided that Concentra Holding satisfies certain federal income tax information reporting requirements. Any gain or loss that is subsequently recognized by the optionee upon a sale or exchange of the shares will be capital gain or loss, long-term or short-term, depending on whether, after the exercise of the option, the shares were held for more than one year prior to such sale or exchange.

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

401(k) Plan

     Concentra Holding has a defined contribution retirement plan which complies with Section 401(k) of the Code (the "401(k) Plan"). Substantially all employees of Concentra Holding and its subsidiaries, including certain officers and directors of Concentra Operating, who have completed 1,000 hours of service as of their first anniversary date and attained age 21 are eligible to participate in the 401(k) Plan. Generally, employees may contribute amounts up to a maximum of 15% of the employee's compensation. Under the plan, Concentra Holding has the option of matching a portion of the participants' pretax contributions. For each of 1999 and 2000, Concentra Holding elected to match 50% participants' pretax contributions of up to 4% of compensation.

Other Outstanding Options and Warrants

     In addition to the options and awards granted under the 1999 Stock Plan, and warrants to purchase 1,595,407 shares of Concentra Holding common stock for $0.01 per warrant granted to holders of Concentra Holding's 14% Senior Discount Debentures, Concentra Holding had, as of December 31, 2000, issued or assumed from its predecessors or acquired companies options or warrants to purchase an aggregate of 630,404 shares of common stock pursuant to separate agreements between Concentra Holding and the holders thereof. The 630,404 options that are currently outstanding have an average exercise price of $8.02 per share, and are subject to various vesting provisions.

     Unexercised options and warrants, and their exercise price, are subject to adjustment if Concentra Holding issues common stock for a price per share less than the exercise price or if there is a subdivision or consolidation of Concentra Holding's common stock, the payment of a stock dividend or other increase or decrease in the number of shares of Concentra Holding's common stock outstanding, and Concentra Holding does not receive compensation therefor. In addition, the number (and type) of securities subject to an option or warrant are subject to adjustment if Concentra Holding is party to a merger or consolidation.

Compensation Committee Interlocks and Insider Participation

     John K. Carlyle, who served as Concentra Holding's non-employee Chairman until August 17, 1999, has served as a member of the Compensation Committee since December, 1998.

     Mr. Queally is a managing member and Mr. Mackesy is a principal of the sole general partner of WCAS. Because of these affiliations, Messrs. Queally and Mackesy may be deemed to have a material interest in the matters described under
Item 13 "Certain Relationships and Related Transactions--Equity Investor Agreements."

Compensation Committee Report on Executive Compensation

Executive Compensation Philosophy

     The Compensation Committee is composed entirely of outside directors. The Compensation Committee is responsible for setting and administering the policies and programs that govern both annual compensation and stock ownership programs for the executive officers of the Concentra Holding and Concentra Operating. The Company's executive compensation policy is based on principles designed to ensure that an appropriate relationship exists between executive pay and corporate performance, while at the same time motivating and retaining executive officers.

Executive Compensation Components

     The key components of the Company's compensation program are base salary, an annual incentive award and equity participation. These components are administered with the goal of providing total compensation that is competitive in the marketplace, rewards successful financial performance and aligns executive officers' interests with those of stockholders. The Compensation Committee reviews each component of executive compensation on an annual basis.

     Base Salary

     Base salaries for executive officers are set at levels the Compensation Committee believes to be sufficient to attract and retain qualified executive officers. Base pay increases are provided to executive officers based on an evaluation of each executive's performance, as well as the performance of the Company as a whole. Although the Compensation Committee does not establish a specific formula or target to determine base salaries, the Compensation Committee considers the financial performance of the Company as compared to service industry companies with similar earnings.

     In this regard, the Compensation Committee primarily considers EBITDA growth and to a lesser degree revenue growth. The Compensation Committee also considers the success of the executive officers in developing and executing the Company's strategic plans, developing management employees and exercising leadership.

     The Compensation Committee does not currently intend to award compensation that would result in a limitation on the deductibility of a portion of such compensation pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended; however, the Compensation Committee may in the future decide to authorize compensation in excess of the limits of Section 162(m) if it determines that such compensation is in the best interests of the Company.

     Annual Bonus

     The Compensation Committee believes that a significant proportion of total cash compensation for executive officers should be subject to attainment of specific Company financial performance criteria. This approach creates a direct incentive for executive officers to achieve desired performance goals and places a significant percentage of each executive officer's compensation at risk. Consequently, at the beginning of each year, the Compensation Committee establishes potential bonuses for executive officers based on the Company's achievement of certain EBITDA. The Compensation Committee established annual bonus potential for 2000 of up to 50% of base salaries, based upon the Company's achievement of predetermined EBITDA criteria and including a discretionary component. The Compensation Committee established the potential bonuses and EBITDA criteria based on the Compensation Committee's judgment as to desirable financial results for the Company and the appropriate percentage of compensation which should be based on the attainment of such results. As reflected in the Summary Compensation Table under "Executive Compensation," no bonuses were paid to the named executive officers during 2000.

     Stock Options and Other Equity Participation

     The Compensation Committee believes that equity participation is a key component of the Company's executive compensation program. Stock options and other equity participation are granted to executive officers primarily based on the officer's actual and potential contribution to the Company's growth and profitability and the practices of service industry companies with similar earnings. Option grants are designed to retain executive officers and motivate them to enhance stockholder value by aligning the financial interests of executive officers with those of stockholders. Stock options also provide an effective incentive for management to create shareholder value over the long term, because the full benefit of the compensation package cannot be realized unless an appreciation in the price of the Company's common stock occurs over a number of years.

     Options to purchase common stock of Concentra Holding were granted to certain of the named executive officers in 2000 and are reflected in the information provided under "Compensation of Executive Officers." For vesting purposes, the options are divided into four classes, all of which expire ten years from the date of grant. Class I options (approximately 40% of each award) vest cumulatively in five annual installments of 20%. Class II, Class III, and Class IV options vest upon the earlier to occur of nine years from the date of grant, or Concentra Holding's achievement of prescribed EBITDA goals.

     The Compensation Committee granted options based on its judgment that the amount was appropriate and desirable considering the executive officer's potential contribution to the Company, as well as the number of options outstanding and granted in previous years. The assessment of potential contribution was based on the Compensation Committee's subjective evaluation of such executive officer's ability, skills, efforts, and leadership.

Compensation of Chief Executive Officer

     Consistent with the executive compensation policy and components described above, the Compensation Committee determined the salary, bonus and stock options received by Daniel J. Thomas, President and Chief Executive Officer of the Company, for services rendered in 2000. Mr. Thomas received a base salary of $380,000 for 2000. The Compensation Committee did not establish a specific target or formula to determine Mr. Thomas's salary. Mr. Thomas also received an award of options to purchase 369,057 shares of Concentra Holding common stock. The Compensation Committee determined the compensation granted to Mr. Thomas based on its judgment that the amounts were appropriate and desirable in light of his actual and potential contribution to the Company. The assessment of actual and potential contribution was based on the Compensation Committee's subjective evaluation of Mr. Thomas's abilities, skills, efforts, and leadership.

Summary

     The Compensation Committee believes that the executive compensation policies and programs described in this Report serve the interests of the stockholders and the Company. Pay delivered to executives is intended to be linked to, and to be commensurate with, Company performance and stockholder expectations. We will continue to monitor the effectiveness and appropriateness of each of the compensation components to reflect changes in the business environment.

                                         The Compensation Committee
                                             Paul B. Queally, Chairman
                                             John K. Carlyle
                                             Carlos A. Ferrer


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the issued and outstanding capital stock of Concentra Operating is owned by Concentra Holding. The table below contains information regarding the beneficial ownership of Concentra Holding's common stock as of March 15, 2001, by:

 .    each stockholder who owns beneficially 5% or more of Concentra Holding's common stock,

 .    each director of Concentra Holding,

 .    each executive officer, and

 .    all directors and officers as a group.

     The number of shares beneficially owned by each stockholder, director or officer is determined according to the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under current rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. As a consequence, several persons may be deemed to be the "beneficial owners" of the same shares. Unless otherwise noted in the footnotes to this table, each of the stockholders named in this table has sole voting and investment power with respect to the Concentra Holding common shares shown as beneficially owned. The percentage ownership of each stockholder is calculated based on 25,970,083 shares outstanding as of March 15, 2001.

                                                                         Beneficial Ownership
                                                                         --------------------
                            Name                                         Amount    Percentage
                            ----                                         ------    ----------
Welsh, Carson, Anderson & Stowe VIII, L.P.(1)......................   $16,889,066      65.03%
     320 Park Avenue, Suite 2500
     New York, NY 10022
Health Care Capital Partners L.P.(2)...............................     1,854,545       7.14
     c/o Ferrer Freeman Thompson & Co.
     The Mill
     10 Glenville Street
     Greenwich, CT 06831
California State Teachers' Retirement System.......................     1,322,473       5.09
     c/o Welsh, Carson, Anderson & Stowe
     320 Park Avenue, Suite 2500
     New York, NY 10022
Paul B. Queally(3).................................................    16,394,343      63.13
     c/o Welsh, Carson, Anderson & Stowe
     320 Park Avenue, Suite 2500
     New York, NY 10022
Carlos Ferrer(4)...................................................     1,854,545       7.14
     c/o Ferrer Freeman Thompson & Co.
     The Mill
     10 Glenville Street
     Greenwich, CT 06831
D. Scott Mackesy(5)................................................    16,384,170      63.09
     c/o Welsh, Carson, Anderson & Stowe
     320 Park Avenue, Suite 2500
     New York, NY 10022
John K. Carlyle....................................................            --          *
Daniel J. Thomas...................................................        57,242          *
William H. Comte...................................................            --          *
Thomas E. Kiraly...................................................        18,182          *
James M. Greenwood.................................................         8,250          *
Richard A. Parr II.................................................        39,242          *
W. Tom Fogarty, M.D................................................        74,242          *
Steven E. Nelson...................................................        30,303          *
All directors and executive officers as a group (12 individuals)...    18,558,193      71.45

_____________
*    Less than one percent.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Equity Investor Agreements

   Stockholders Agreement

     Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS"), investors affiliated with WCAS (the "WCAS Investors"), certain management investors, and affiliates of Ferrer Freeman Thompson & Co., LLC ("FFT"), and Concentra Holding are parties to a stockholders agreement. The stockholders agreement does not provide for any agreements among the WCAS Investors, the management investors, and FFT with respect to voting of shares or management of Concentra Holding. The stockholders agreement provides for:

     .    limitations on the transfer of shares owned by the investors;

     . tag-along rights for FFT, the management investors, and the WCAS Investors, other than WCAS, to participate in proposed dispositions of Concentra Holding common stock by WCAS;

     . in the event that WCAS receives a third party offer to purchase a significant portion of the outstanding Concentra Holding common stock, WCAS may require FFT, the WCAS Investors and the management investors to accept the offer and sell their shares of Concentra Holding to the third party; and

     . preemptive rights to the investors to participate, on a pro rata basis according to their ownership of Concentra Holding capital stock, in equity offerings of Concentra Holding with certain customary exceptions.

   Registration Rights Agreement

     At the same time they executed the stockholders agreement, the WCAS Investors, the management investors, FFT and Concentra Holding are also parties to a registration rights agreement. The registration rights agreement gives the investors rights to require Concentra Holding to register their shares of Concentra Holding capital stock under the Securities Act and to include, upon request, their shares in any other registration of shares by Concentra Holding.

Discount Debentures

     WCAS Capital Partners III, L.P., an investment partnership affiliated with WCAS, owns $83.9 million face amount of 14% senior discount debentures due 2010 of Concentra Holding and warrants to acquire 619,356 shares of Concentra Holding common stock for $42.7 million. Messrs. Queally and Paul, who are members of the general partner of WCAS Capital Partners III, L.P., may be deemed to control WCAS Capital Partners III, L.P.

Other Related-Party Transactions

     W. Tom Fogarty, M.D., an executive officer of Concentra Holding and Concentra Operating, is the President, a director and a member of Occupational Health Centers of the Southwest, P.A., or OHCSW, and several other physician groups. We have entered into a 40-year management agreement with each of the physician groups. OHCSW paid approximately $190.6 million in management fees to the Company in 2000 under its management agreement.

     Concentra Holding has entered into employment agreements with Daniel J. Thomas, William H. Comte, James M. Greenwood, Thomas E. Kiraly, Richard A. Parr II, and W. Tom Fogarty, M.D. In addition, Messrs. Thomas, Kiraly, Parr, and Fogarty participate in an Officer Loan Program whereby Concentra Holding has loaned money to each such named executive officer to enable him to purchase stock of Concentra Holding. Finally, the Company pays the premiums for second-to-die life insurance policies on the lives of the named executive officers and their respective spouses. See Item 11 "Executive Compensation--Other Compensation Arrangements" for a discussion of these agreements and arrangements.

     CPS is party to a Joint Marketing Agreement with HealthNetwork Systems LLC, a provider of PPO network management services to the payor and PPO industries. Steven E. Nelson, a Director of Concentra Operating and of Concentra Holding, is the President and Chief Executive Officer of HealthNetwork Systems LLC. Mr. Nelson, Mr. Thomas, Mr. Queally and Mr. Mackesy are investors in HNS. CPS paid HNS approximately $497,000 in 2000 pursuant to the Joint Marketing Agreement.

     Concentra Operating provides certain administrative services to Em3 Corporation ("Em3"), a company with shareholders who include Concentra Holding's primary shareholders and certain members of Concentra Operating's management team, including the named executive officers. These services include the leasing of certain employees, providing office space, access to certain of Concentra Operating's software and systems and other administrative services. Em3 paid Concentra Operating $1.4 million for these services during the twelve-month period ending December 31, 2000.

     Management believes that the transactions referred to above are in the ordinary course of business of Concentra Holding, Concentra Operating and their subsidiaries and are upon fair and reasonable terms no less favorable than could be obtained in comparable arm's length transactions with unaffiliated parties.

                                    Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  1. Consolidated Financial Statements

     The following consolidated financial statements of the Company are included in Item 8.

     Report of Independent Public Accountants                              F-1
     Consolidated Balance Sheets-December 31, 2000 and 1999                F-2
     Consolidated Statements of Operations-Years Ended December 31,
       2000, 1999 and 1998                                                 F-3
     Consolidated Statements of Cash Flows-Years Ended December 31,
       2000, 1999 and 1998                                                 F-4
     Consolidated Statements of Stockholder's Equity-Years
       Ended December 31, 1998, 1999 and 2000                              F-5
     Notes to Consolidated Financial Statements                            F-6

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

     3. Exhibits:

     The following is a list of exhibits filed as part of the Form 10-K:

Exhibit
 Number                                      Description
 ------                                      -----------
    2.1 Agreement and Plan of Reorganization dated August 29, 1997, among CRA Managed Care, Inc. and OccuSystems, Inc. and the Registrant (incorporated by reference as Exhibit 2.1 to Concentra Holding's Annual Report on Form 10-K for the year ended December 31, 1997).

    2.2 Agreement and Plan of Merger dated February 24, 1998, among Concentra Inc., formerly known as Concentra Managed Care, Inc. ( "Concentra Holding ") and Preferred Payment Systems, Inc. (incorporated by reference to Exhibit 2.2 to Concentra Holding's Annual Report on Form 10-K for the year ended December 31, 1997).

    2.3 Agreement and Plan of Merger dated March 2, 1999, between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding's Current Report on Form 8-K filed on March 3,1999).

    2.4 Amended and Restated Agreement and Plan of Merger dated March 24, 1999, between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding's Current Report on Form 8-K filed on July 14, 1999).

   *3.1    Articles of Incorporation of Concentra Operating Corporation
             ("Concentra Operating ").

   *3.2    Amended and Restated By-Laws of Concentra Operating.

   *3.3    Articles of Incorporation of Concentra Management Services, Inc.

   *3.4    Amended and Restated By-Laws of Concentra Management Services, Inc.

   *3.5    Amended and Restated Certificate of Incorporation of Concentra
             Preferred Systems, Inc.

   *3.6    Amended and Restated By-Laws of Concentra Preferred Systems, Inc.

   *3.7    Amended and Restated Certificate of Incorporation of First Notice
             Systems, Inc.

   *3.8    Amended and Restated By-Laws of First Notice Systems, Inc.

   *3.9    Amended and Restated Charter of Focus Healthcare Management, Inc.

  *3.10    Amended and Restated By-Laws of Focus Healthcare Management, Inc.

  *3.11    Amended and Restated Articles of Incorporation of CRA Managed Care of
             Washington, Inc.

  *3.12    Amended and Restated By-Laws of CRA Managed Care of Washington, Inc.

  *3.13    Articles of Incorporation of CRA-MCO, Inc.

  *3.14    Amended and Restated By-Laws of CRA-MCO, Inc.

  *3.15    Amended and Restated Articles of Incorporation of Drug-Free
             Consortium, Inc.

  *3.16    Amended and Restated By-Laws of Drug-Free Consortium, Inc.

  *3.17    Articles of Organization of Concentra Managed Care Services, Inc.

  *3.18    Amended and Restated By-Laws of Concentra Managed Care Services, Inc.

  *3.19    Amended and Restated Articles of Incorporation of Concentra Health
             Services, Inc.

  *3.20    Amended and Restated By-Laws of Concentra Health Services, Inc.

  *3.21    Agreement and Declaration of Trust of Concentra Managed Care Business
             Trust.

  *3.22    Agreement of Limited Partnership of OccuCenters I, L.P.

  *3.23    Amended and Restated Articles of Incorporation of OCI Holdings, Inc.

  *3.24    Amended and Restated By-Laws of OCI Holdings, Inc.

  *3.25    Amended and Restated Articles of Incorporation of Hillman Consulting,
             Inc.

  *3.26    Amended and Restated By-Laws of Hillman Consulting, Inc.

   *4.1    Indenture dated as of August 17, 1999, between Concentra Operating and United States Trust Company of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009.

   *4.2    Indenture dated as of August 17, 1999, between Concentra Holding and
             United States Trust Company of New York, as Trustee, relating to the 14% Senior Discount Debentures due 2010.

    4.3 Indenture dated as of December 24, 1996, between OccuSystems, Inc. ("OccuSystems") and United States Trust Company of New York, as Trustee, (the "OccuSystems Indenture") relating to the 6% Convertible Subordinated Notes due 2001 (incorporated by reference to Exhibit 4.1 to OccuSystems' Registration Statement on Form S-3 filed on January 31, 1997).

    4.4 First Supplemental Indenture dated as of August 29, 1997, between OccuSystems, Concentra Holding and United States Trust Company of New York, as Trustee, relating to the 6% Convertible Subordinated Notes due 2001 (incorporated by reference to Exhibit 4.2 to Concentra Holding's Annual Report on Form 10-K for the year ended December 31, 1997).

   *4.5    Second Supplemental Indenture dated as of August 17, 1999, between
             Concentra Holding and United States Trust Company of New York, as Trustee, relating to the 6% Convertible Subordinated Notes due 2001.

   *4.6    Warrant Agreement dated as of August 17, 1999, by and among Concentra
             Holding and the several persons named on Schedule I thereto.

    4.7 Form of 13% Series B Senior Subordinated Notes due 2009 of Concentra Operating (included in Exhibit 4.1).

    4.8 Form of 14% Senior Discount Debentures due 2010 of Concentra Holding (included in Exhibit 4.2).

    4.9 Form of 6% Convertible Subordinated Notes due 2001 of Concentra Holding (included in Exhibit 4.3).

   4.10 Form of Warrant to acquire Concentra Holding common stock (included in Exhibit 4.6).

  *4.11    Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Operating, the Guarantors set forth on the signature pages thereof, and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and Fleet Securities, Inc., as initial purchasers.

  *4.12    Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Holding, and the persons named in Schedules I and II thereto.

  *10.1    Purchase Agreement dated August 17, 1999, by and among Concentra
             Operating, the Guarantors set forth on the signature pages thereof, and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and Fleet Securities, Inc., as initial purchasers, relating to the issuance and sale of $190,000,000 aggregate principal amount of Concentra Operating's 13% Senior Subordinated Notes due 2009, Series A.

  *10.2    Credit Agreement dated as of August 17, 1999, among Concentra
             Holding, Concentra Operating, the Several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as Co-Documentation Agents, and DLJ Capital Funding, Inc., as Syndication Agent.

   10.3 Credit Facility Agreement dated as of August 17, 1999, by and among Concentra Holding, Concentra Operating, the Several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as co-Documentation Agents and DLJ Capital Funding, Inc., as Syndication Agent, Amended and Restated as of March 21, 2000 (incorporated by reference to Exhibit 10.3 to Concentra Operating's Annual Report on Form 10-K for the year ended December 31, 1999).

  *10.4    Purchase Agreement dated August 17, 1999, by and among Concentra
             Holding and the several persons named on Schedule I thereto, relating to the issuance and sale of $110,000,000 aggregate face amount of Concentra Holding's 14% Senior Discount Debentures due 2010 and Warrants to acquire Concentra Holding common stock.

++*10.5    Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock
             Purchase Plan.

 ++10.6    Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan
             (incorporated by reference to Appendix G to the Joint Proxy Statement/Prospectus forming a part of Concentra Holding's Registration Statement on Form S-4 filed on July 31, 1997).

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

  ++10.10  First Amended and Restated OccuSystems, Inc. and its Subsidiaries and
             Affiliates Stock Option and Restricted Stock Purchase Plan dated April 28, 1992 (incorporated by reference to Exhibit 10.11 to OccuSystems' Registration Statement on Form S-1 filed on May 8,
             1995).

 ++*10.11  Employment Agreement dated as of August 17, 1999, between Concentra
             Holding and W. Tom Fogarty.

 ++*10.12  Employment Agreement dated as of August 17, 1999, between Concentra
             Holding and James M. Greenwood.

 ++*10.13  Employment Agreement dated as of August 17, 1999, between Concentra
             Holding and Richard A. Parr II.

 ++*10.14  Employment Agreement dated as of August 17, 1999, between Concentra
             Holding and Daniel J. Thomas.

 ++*10.15  Employment Agreement dated as of August 17, 1999, between Concentra
             Holding and Thomas E. Kiraly.

++**10.16  Employment Agreement dated as of December 4, 2000, between Concentra
             Holding and William H. Comte.

    10.17 Indemnification Agreement dated as of September 17, 1997, between Concentra Holding and Daniel J. Thomas (identical agreements were executed between Concentra Holding and each of the following:
             Joseph F. Pesce, Richard A. Parr II, James M. Greenwood, W. Tom Fogarty, Kenneth Loffredo, Mitchell T. Rabkin, George H. Conrades, Robert A. Ortenzio, Lois E. Silverman, Paul B. Queally, John K. Carlyle) (incorporated by reference to Exhibit 10.17 to Concentra Holding's Annual Report on Form 10-K for the year ended December 31, 1997).

    10.18 Indemnification Agreement dated as of May 13, 1998, between Concentra Holding and Hon. Willis D. Gradison, Jr. (identical agreements executed between Concentra Holding and Stephen Read (dated December 16, 1997), Richard D. Rehm, M.D. (dated May 13, 1998), Eliseo Ruiz III (dated May 11, 1998), Scott Henault (dated September 17, 1997), Darla Walls (dated December 16, 1997), Jeffrey R. Luber (dated December 16, 1997) and Martha Kuppens (dated December 16, 1997)) (incorporated by Reference to Exhibit 10.3 to Concentra Holding's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

   10.19 Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between Concentra Health Services, Inc. (formerly OccuCenters, Inc.) ("CHS") and Occupational Health Centers of Southwest, P.A., a Texas professional association (incorporated by reference to Exhibit 10.6 to OccuSystems' Annual Report on Form 10-K for the year ended December 31, 1995).

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

  *10.22   Stockholders Agreement dated as of August 17, 1999 by and among
             Concentra Holding and the several persons named in Schedules I and II thereto.

  *10.23   Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Holding and the several persons named in Schedules I and II thereto.

    12.1 Statements re Computation of Ratios (included in the financial statements of Concentra Operating).

  **21.1   Subsidiaries of Concentra Operating.

   *23.2   Consent of Arthur Andersen LLP.

_____________
 * Incorporated by reference to the Registrants' Registration Statement on Form S-4, initially filed on November 12, 1999.
**  Filed herewith.
++ Indicates that Exhibit is a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

    Form 8-K dated November 1, 2000 regarding the Company's press release announcing the Company's earnings for the nine months ended September 30, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2001.

                                Concentra Operating Corporation


                                By:              /s/ Thomas E. Kiraly
                                   ---------------------------------------------
                                                     Thomas E. Kiraly
                                     Executive Vice President, Chief Financial
                                    Officer and Treasurer (Principal Financial
                                                 and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

               Signature                                 Title                          Date
               ---------                                 -----                          ----
         /s/ Daniel J. Thomas              President, Chief Executive Officer      March 27, 2001
---------------------------------------
           Daniel J. Thomas                  and Director (Principal
                                             Executive Officer)

         /s/ Thomas E. Kiraly              Executive Vice President, Chief         March 27, 2001
---------------------------------------
           Thomas E. Kiraly                  Financial Officer and
                                             Treasurer (Principal Financial
                                             and Accounting Officer)

          /s/ Paul B. Queally              Chairman and Director                   March 27, 2001
---------------------------------------
            Paul B. Queally


          /s/ John K. Carlyle              Director                                March 27, 2001
---------------------------------------
            John K. Carlyle


           /s/ Carlos Ferrer               Director                                March 27, 2001
---------------------------------------
             Carlos Ferrer


         /s/ D. Scott Mackesy              Director                                March 27, 2001
---------------------------------------
           D. Scott Mackesy


         /s/ Steven E. Nelson              Director                                March 27, 2001
---------------------------------------
           Steven E. Nelson


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder and Board of Directors of Concentra Operating Corporation:

     We have audited the accompanying consolidated balance sheets of Concentra Operating Corporation (a Nevada corporation and a wholly-owned subsidiary of Concentra Inc.) and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and stockholder's equity (deficit) for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concentra Operating Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 3 in the notes to consolidated financial statements, effective January 1, 2000, the Company changed its method of revenue recognition for its post payment bill review services.

     As explained in Note 5 in the notes to consolidated financial statements, the Company changed its method of accounting for its derivatives which include the interest rate collar arrangements.

                                        /s/ Arthur Andersen LLP
                                        ----------------------------------------

                                        ARTHUR ANDERSEN LLP

Dallas, Texas
February 14, 2001

                        CONCENTRA OPERATING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                    December 31
                                                                                -------------------
                                                                                  2000       1999
                                                                                --------   --------
                                   ASSETS

Current Assets:
     Cash and cash equivalents                                                  $  6,549   $ 14,371
     Accounts receivable, net                                                    160,418    156,239
     Prepaid expenses and other current assets                                    14,608     15,118
     Prepaid and deferred income taxes                                            10,071     13,556
                                                                                --------   --------
          Total current assets                                                   191,646    199,284

Property and equipment, net                                                      109,110    104,068
Goodwill and other intangible assets, net                                        323,162    324,984
Other assets                                                                      32,937     25,768
                                                                                --------   --------
          Total assets                                                          $656,855   $654,104
                                                                                ========   ========

                    LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
     Revolving credit facility                                                  $    --    $  4,000
     Current portion of long-term debt                                             5,228      3,805
     Accounts payable                                                              4,916     11,319
     Accrued expenses                                                             33,668     41,352
     Accrued payroll and related expenses                                         31,605     29,097
                                                                                --------   --------
          Total current liabilities                                               75,417     89,573

Long-term debt, net                                                              556,334    559,942
Deferred income taxes                                                             19,743     17,439
Other liabilities                                                                 31,846     26,423
Fair value of hedging arrangements                                                 9,586        --
Commitments and contingencies (see Note 9)                                           --         --
                                                                                --------   --------
          Total liabilities                                                      692,926    693,377

Stockholder's Equity (Deficit):
   Common stock--$.01 par value; 10,000 authorized and 1,000 shares
     issued and outstanding                                                          --         --
   Paid-in capital                                                                13,476      4,525
   Retained deficit                                                              (49,547)   (43,798)
                                                                                --------   --------
          Total stockholder's equity (deficit)                                   (36,071)   (39,273)
                                                                                --------   --------
          Total liabilities and stockholder's equity (deficit)                  $656,855   $654,104
                                                                                ========   ========

       The accompanying notes are an integral part of these consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                                                  Years Ended December 31,
                                                                              --------------------------------
                                                                                2000        1999        1998
                                                                              --------    --------    --------
Revenue:
   Health Services                                                            $399,660    $330,064    $259,481
   Specialized Cost Containment                                                210,746     204,084     183,734
   Field Case Management                                                       141,755     147,264     167,841
                                                                              --------    --------    --------
          Total revenue                                                        752,161     681,412     611,056

Cost of Services:
   Health Services                                                             321,784     265,083     201,181
   Specialized Cost Containment                                                143,031     137,293     123,294
   Field Case Management                                                       128,609     132,113     144,822
                                                                              --------    --------    --------
          Total cost of services                                               593,424     534,489     469,297
                                                                              --------    --------    --------

             Total gross profit                                                158,737     146,923     141,759

General and administrative expenses                                             66,491      65,291      45,326
Amortization of intangibles                                                     14,628      12,960       8,119
Non-recurring charges                                                               --      54,419      33,114
                                                                              --------    --------    --------
             Operating income                                                   77,618      14,253      55,200

Interest expense                                                                68,932      35,779      18,021
Interest income                                                                   (803)     (2,900)     (4,659)
Loss on change in fair value of hedging arrangements                             9,586          --          --
Other, net                                                                        (725)       (391)         44
                                                                              --------    --------    --------
             Income (loss) before income taxes and cumulative effect of
                accounting change                                                  628     (18,235)     41,794
Provision for income taxes                                                       4,362       8,269      19,308
                                                                              --------    --------    --------
             Income (loss) before cumulative effect of accounting change        (3,734)    (26,504)     22,486
Cumulative effect of accounting change, net of tax                               2,817          --          --
                                                                              --------    --------    --------

             Net income (loss)                                                $ (6,551)   $(26,504)   $ 22,486
                                                                              ========    ========    ========

       The accompanying notes are an integral part of these consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                     Years Ended December 31,
                                                                                ----------------------------------
                                                                                  2000        1999          1998
                                                                                --------    ---------    ---------
Operating Activities:
   Net income (loss)                                                            $ (6,551)   $ (26,504)   $  22,486
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation of property and equipment                                    25,889       22,282       14,805
        Amortization and write-off of intangibles                                 14,628       12,960        8,119
        Loss on change in fair value of hedging arrangements                       9,586           --           --
        Cumulative effect of accounting change                                     2,817           --           --
        Write-off of fixed assets                                                    238          402           --
        Gain on sale of assets                                                      (100)          --           --
        Merger related stock plan compensation expense                                --       14,555           --
        Write-off of contract intangibles                                             --           --        7,416
        Amortization of deferred compensation                                         --           --          805
   Changes in assets and liabilities:
        Accounts receivable, net                                                  (6,309)     (19,171)     (19,765)
        Prepaid expenses and other assets                                         (1,657)      10,760          219
        Accounts payable and accrued expenses                                        308       12,989          864
                                                                                --------    ---------    ---------
        Net cash provided by operating activities                                 38,849       28,273       34,949
                                                                                --------    ---------    ---------
Investing Activities:
   Purchase of property and equipment                                            (30,901)     (35,953)     (34,187)
   Acquisitions, net of cash acquired                                             (9,737)     (55,234)     (18,070)
   Proceeds from sale of property and equipment and other                            400           --          440
   Proceeds from the licensing of internally-developed software                    1,625           --           --
   Sale of investments                                                                --       15,523           --
   Purchase of investments                                                            --           --      (15,523)
                                                                                --------    ---------    ---------
        Net cash used in investing activities                                    (38,613)     (75,664)     (67,340)
                                                                                --------    ---------    ---------
Financing Activities:
   Borrowings (payments) under revolving credit facility, net                     (4,000)       4,000      (49,000)
   Repayments of long-term debt                                                   (3,141)      (2,142)     (49,581)
   Payment of deferred financing costs                                            (1,681)     (18,000)      (6,411)
   Proceeds from the issuance of long-term debt                                      764      565,701      230,000
   Repayment of long-term debt and other merger payments                              --     (577,077)          --
   Merger related stock option and warrant payments                                   --      (14,427)          --
   Net proceeds from the issuance of common stock under employee
      stock purchase and option plans                                                 --        2,579       14,403
   Payments to dissenting shareholders                                                --           --      (15,047)
   Dividends and distributions to shareholders                                        --           --       (2,809)
                                                                                --------    ---------    ---------
        Net cash provided by (used in) financing activities                       (8,058)     (39,366)     121,555
                                                                                --------    ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents                              (7,822)     (86,757)      89,164
Cash and Cash Equivalents, beginning of year                                      14,371      101,128       11,964
                                                                                --------    ---------    ---------
Cash and Cash Equivalents, end of year                                          $  6,549    $  14,371      101,128
                                                                                ========    =========    =========

Supplemental Disclosure of Cash Flow Information:
   Interest paid                                                                $ 69,732    $  26,621    $  13,912
   Income taxes paid                                                            $    858    $   2,700    $  15,961
   Conversion of notes payable into common stock                                $     --    $      --    $  10,094
   Liabilities and debt assumed in acquisitions                                 $  7,191    $  19,039    $   8,386
   Net asset contribution from parent                                           $     --    $ 590,156    $      --

       The accompanying notes are an integral part of these consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                     (in thousands, except share amounts)

                                                     $0.01 Par Value
                                                       Common Stock
                                                  ---------------------
                                                                                         Other                 Stockholder's
                                                     Number                Paid-in   Comprehensive  Retained       Equity
                                                   of Shares     Value     Capital       Income      Deficit     (Deficit)
                                                  -----------   -------   ---------     ---------   ---------  -------------
Balance, December 31, 1997                         43,567,686   $   436   $ 257,022     $      --   $ (51,017)    $ 206,441

   Unrealized gain on marketable securities                --        --          --            60          --            60
   Common stock issued in connection with
     acquisitions                                     430,750         4       3,408            --          30         3,442
   Common stock issued under employee stock
     purchase and option plans and related tax
     benefit                                          841,260         9      14,394            --          --        14,403
   Amortization of deferred compensation                   --        --         805            --          --           805
   Conversion of notes payable into common
     stock                                          2,735,387        27      10,067            --          --        10,094
   Dividends and shareholder distributions by
     pooled companies                                      --        --          --            --      (2,809)       (2,809)
   Payments to dissenting shareholders               (470,671)       (5)    (15,042)           --          --       (15,047)
   Net income                                              --        --          --            --      22,486        22,486
                                                  -----------   -------   ---------     ---------   ---------  -------------
Balance, December 31, 1998                         47,104,412       471     270,654            60     (31,310)      239,875

   Common stock issued under employee stock
     purchase and option plans and related tax
     benefit                                          295,757         3       2,435            --          --         2,438
   Amortization of deferred compensation                   --        --         435            --          --           435
   Unrealized loss on marketable securities                --        --          --           (87)         --           (87)
   Elimination of predecessor balance             (47,400,169)     (474)   (273,524)           27      14,016      (259,955)
   Net equity contribution from parent company          1,000        --     590,156            --          --       590,156
   Distribution to parent company                          --        --    (585,631)           --          --      (585,631)
   Net loss                                                --        --          --            --     (26,504)      (26,504)
                                                  -----------   -------   ---------     ---------   ---------  -------------
Balance, December 31, 1999                              1,000        --       4,525            --     (43,798)      (39,273)

   Amortization of deferred compensation                   --        --          --            --         802           802
   Restricted stock retirement                             --        --        (508)           --          --          (508)
   Tax benefits contributed by parent company
     (see Note 7)                                          --        --       9,459            --          --         9,459
   Net loss                                                --        --          --            --      (6,551)       (6,551)
                                                  -----------   -------   ---------     ---------   ---------  ------------
Balance, December 31, 2000                              1,000   $    --   $  13,476     $      --   $ (49,547)    $ (36,071)
                                                  ===========   =======   =========     =========   =========  ============

      The accompanying notes are an integral part of these consolidated financial statements

                        CONCENTRA OPERATING CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)  Basis of Presentation

     On August 29, 1997, Concentra Inc. ("Concentra Holding") was formed by the merger (the "1997 Merger ") of CRA Managed Care, Inc. ( "CRA ") and Occusystems, Inc. ( "OccuSystems "). As a result of the 1997 Merger, CRA changed its name to Concentra Managed Care Services, Inc. ( "Managed Care Services ") and OccuCenters, Inc., the operating subsidiary of OccuSystems, changed its name to Concentra Health Services, Inc. ( "Health Services ").

     On August 17, 1999, Concentra Holding merged (the "1999 Merger") with Yankee Acquisition Corp. ("Yankee"), a corporation formed by Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS"), a 14.9% stockholder of Concentra Holding. As a result of the 1999 Merger, 41.1 million outstanding shares of Concentra Holding common stock were converted to cash. The remaining 6.3 million shares held by Yankee were not converted. WCAS acquired approximately 86%, funds managed by Ferrer Freeman Thompson & Co., LLC ("FFT") acquired approximately 7%, and other investors acquired approximately 7% of the post-merger shares of common stock of Concentra Holding, Concentra Operating Corporation's parent company. Simultaneous with the right to receive cash for shares, Yankee merged with and into Concentra Holding, the surviving entity, and Concentra Holding contributed all of its operating assets, liabilities, and shares in its subsidiaries, including Health Services, Managed Care Services and Concentra Preferred Systems, Inc., with the exception of $110.0 million of 14% Senior Discount Debentures and $327.7 million of 6.0% and 4.5% Convertible Subordinated Notes to Concentra Operating Corporation (the "Company" or "Concentra Operating"), a wholly-owned subsidiary of Concentra Holding in exchange for 1,000 shares of Concentra Operating common stock. To finance the acquisition of Concentra Holding, WCAS, FFT and other investors invested approximately $423.7 in equity financing and $110.0 million of 14% Senior Discount Debentures. This additional debt is not guaranteed by Concentra Operating. The 1999 Merger was valued at approximately $1.1 billion, including refinancing Concentra Holding's existing debt that was tendered in the third quarter of 1999, and was accounted for as a recapitalization transaction, with no changes to the historical cost basis of Concentra Holding's and Concentra Operating's assets or liabilities.

     The accompanying consolidated financial statements as of December 31, 2000, and for each of the three years ended December 31, 2000, and related footnotes reflect the operating results of Concentra Holding through August 17, 1999 and of Concentra Operating thereafter. Concentra Holding and Concentra Operating are presented together through August 17, 1999 since they represent the same reporting entity for the periods presented. Earnings per share has not been reported for all periods presented, as Concentra Operating is a wholly-owned subsidiary of Concentra Holding and has no publicly held shares.

     Concentra Operating is a leading provider of healthcare management and cost containment services to the workers' compensation, auto insurance and disability insurance markets. Concentra Operating is also a leading provider of out-of-network medical claims review to the group health marketplace and performs non-injury healthcare services.

(2)  Summary of Significant Accounting Policies

  (a) Consolidation

     The consolidated financial statements include the accounts of all subsidiaries and joint ventures in which a controlling interest is held, including Health Services, Managed Care Services and Concentra Preferred Systems, Inc. Investments in certain joint ventures where the Company owns less than a 51% interest are accounted for on an equity basis and, accordingly, consolidated income includes the Company's share of their income. For joint ventures where the Company owns a 51% interest or more, minority interests of $18.6 million and $15.2 million were included in other liabilities at December 31, 2000 and 1999, respectively. All significant intercompany accounts and transactions are eliminated in consolidation.

       Physician and physical therapy services are provided at the Health Services centers under management agreements with affiliated physician associations (the "Physician Groups"), which are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers' patients. The management agreements have 40-year terms and provide for the wide array of services that Health Services offers to the physician groups, such as: providing nurses and other medical support personnel, practice and facilities management, billing and collection, accounting, tax and financial management, human resource management, risk management, and marketing and information-based services. Health Services has a

                        CONCENTRA OPERATING CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

nominee shareholder relationship with the Physician Groups as defined in EITF 97-2, Application of APB Opinion No. 16 and FASB Statement No. 94 to Physician Practice Entities, and as a result, the financial statements of the Physician Groups are consolidated. The Company's management fees from the Physician Groups are calculated as collected revenue net of compensation, benefits and other expenses incurred by the Physician Groups.

  (b) Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value due to the short maturity of those instruments.

  (c) Revenue Recognition

     The Company recognizes revenue primarily as services have been rendered, based on time and expenses incurred or as task-based projects are completed and customers are obligated to pay. A certain portion of the Company's revenue is derived from fee schedule auditing which is based on the number of charges reviewed and a percentage of savings achieved for the Company's customers. In these circumstances, the customer is obligated to pay the Company when the services have been rendered and the savings identified. During the fee schedule audit process (i.e., medical bill review), each bill reviewed and audited is returned to the customer accompanied by an Explanation of Benefit ("EOB"). The EOB details the total savings with respect to the bill being reviewed as well as the amount owed to the Company as a percentage of savings identified and the line charge associated with the bill being reviewed.

     Health Services consists of two primary components: (i) workers' compensation injury care and related services; and (ii) non-injury healthcare services related to employer needs or statutory requirements. The workers' compensation injury care and related services' provider reimbursement methods vary on a state-by-state basis. Of the 32 states in which the Company currently operates occupational healthcare centers, 23 have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are set by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In the eight states without fee schedules, healthcare providers are reimbursed based on usual, customary and reasonable fees charged in the particular state in which the services are provided. Billing for services in states with fee schedules are included in revenue net of allowance for estimated differences between list prices and allowable fee schedule rates. Adjustments to the allowance based on final payment from the states are recorded upon settlement. The Company records the net revenue amount as accounts receivable.

     Insurance claims are screened by the Company prior to the customer's internal review procedures to determine if the claims should be further negotiated or are payable by the customer. During the customer's review process, some claims have pre-existing PPO or HMO arrangements, or other pre-existing conditions and disqualifying situations. When these situations occur, a refund (chargeback) is requested for the amounts paid (invoiced) on these claims. The Company's policies are to record a sales allowance as an offset to revenue and accounts receivable based upon the historical tracking of discounts and chargebacks at the time the claims are modeled. A portion of the allowance for doubtful accounts attributable to this revenue is based on historical experience of ineligible claims that are either charged back or given a negotiated discount. Concentra Operating utilizes several methods to project unpresented discounts and chargebacks including a tracking of the actual experience of contractual discounts. Other factors that affect collectibility and bad debts for each service line are also evaluated and additional allowance amounts are provided as necessary.

     The Company's total contractual provision offset against revenue during the years ended December 31, 2000, 1999 and 1998, was $31.5 million, $27.8 million and $16.1 million, respectively. Allowance for bad debts accounts on the Company's accounts receivable at December 31, 2000 and 1999, were $17.7 million and $19.4 million, respectively.

     Accounts receivable at December 31, 2000 and 1999, include $6.5 million and $9.4 million, respectively, of unbilled accounts receivable relating to services rendered during the period but not invoiced until after the period-end. These unbilled accounts receivable relate primarily to Field Case Management services, which are billed on an

                        CONCENTRA OPERATING CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

hourly basis, whereby the Company has not yet provided a sufficient amount of services to warrant the generation of an invoice. The customers are obligated to pay for the services once performed, except in the case of task-based projects, as discussed above. The Company estimates unbilled accounts receivable by tracking and monitoring its historical experience.

  (d) Property and Equipment

     Property and equipment are recorded at cost or fair market value at the date of acquisition and were comprised of the following, as of December 31 (in thousands):

                                                              2000       1999
                                                            --------   --------
     Land                                                   $  2,775   $  2,775
     Buildings and improvements                                6,746      6,749
     Leasehold improvements                                   45,929     39,092
     Furniture and equipment                                  51,702     45,975
     Computer hardware and software                           93,975     78,321
                                                            --------   --------
                                                             201,127    172,912
     Accumulated depreciation and amortization               (92,017)   (68,844)
                                                            --------   --------
                                                            $109,110   $104,068
                                                            ========   ========

     The Company provides for depreciation on property and equipment using straight-line and accelerated methods by charges to operations in amounts that allocate the cost of depreciable assets over their estimated lives as follows:

          Asset Classification                   Estimated Useful Life
          --------------------                   ---------------------
          Buildings and improvements             30-40 Years
          Leasehold improvements                 The shorter of the life of
                                                     lease or asset life
          Furniture and fixtures                 7 Years
          Office and computer equipment          3-7 Years

  (e) Intangible Assets

     The value of goodwill, assembled workforces and customer lists are recorded at cost at the date of acquisition. Through December 31, 1998, goodwill, including any excess arising from earn-out payments, was being amortized on a straight-line basis over 30 to 40-year periods in accordance with Accounting Principles Board Opinion No. 17 ("APB No. 17"), "Intangible Assets." Effective January 1, 1999, the Company changed its policy, on a prospective basis, with respect to the amortization of goodwill. All existing and future goodwill will be amortized on a straight-line basis over a period not to exceed 25 years. Had the Company adopted this policy at the beginning of 1998, pre-tax amortization expense for 1998 would have increased by approximately $3.3 million. As of December 31, 2000, net intangible assets consisted of goodwill, customer lists and assembled workforce. The Company believes that the life of the core businesses acquired and the delivery of occupational healthcare services is indeterminate and likely to exceed 25 years. The assembled workforces and customer lists are being amortized on a straight-line basis over five and seven-year periods, respectively. As of December 31, 2000 and 1999, the Company has recorded accumulated amortization on intangible assets of $65.1 million and $50.4 million, respectively.

     Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining balance of goodwill may not be recoverable or that the remaining useful life may warrant revision. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of each related operating unit's undiscounted cash flows over the remaining life of the goodwill and compares it to each operating unit's goodwill balance to determine whether the goodwill is recoverable or if impairment exists, in which case an adjustment is made to the carrying value of the asset to reduce it to its fair value based upon the present value of the future cash flows. When an adjustment is required the Company evaluates the remaining goodwill amortization using the factors outlined in APB No. 17. The Company recorded no goodwill impairment charges during 2000, 1999 or 1998.

                        CONCENTRA OPERATING CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Net intangible assets consisted of the following (in thousands):

                                                                      December 31,
                                                                 ----------------------
                                                                    2000         1999
                                                                 ---------    ---------
     Goodwill, amortization period of 25 years                   $ 321,649    $ 322,699
     Customer lists, amortization period of 7 years                    797        1,087
     Assembled workforce, amortization period of 5 years               716        1,198
                                                                 ---------    ---------
     Total intangible assets                                     $ 323,162    $ 324,984
                                                                 =========    =========

  (f) Deferred Finance Costs

     The Company had capitalized costs associated primarily with the 6% and 4.5% convertible subordinated notes (see Note 5) and indebtedness related to the Preferred Payment Systems, Inc. acquisition (see Note 4) and was amortizing these as interest expense over the life of the notes. Included in other assets at December 31, 1998 were deferred finance costs, net of accumulated amortization, of $7.6 million. The remaining deferred finance costs, net of accumulated amortization, of $7.2 million were written off by Concentra Holding subsequent to the 1999 Merger as an extraordinary loss upon the retirement of this debt (see Note 5).

     In conjunction with the issuance of certain 1999 Merger indebtedness, the Company incurred $18.0 million in deferred finance costs, consisting primarily of underwriting fees. Additionally, as part of the amendment of our credit facility in March 2000, the Company was required to pay a fee of $1.7 million to its lenders. The Company has capitalized these costs and is amortizing them on a straight-line basis over the life of the indebtedness. Deferred finance costs, net of accumulated amortization, of $16.0 million and $17.3 million were included in other assets at December 31, 2000 and 1999, respectively.

  (g) Investments in Joint Ventures

     Investments in the net assets of joint ventures accounted for under the equity method amounted to $4.1 million and $4.0 million at December 31, 2000 and 1999, respectively. For the years ended December 31, 2000 and 1999, revenue for these entities was $7.2 million and $6.5 million, gross profit was $1.5 million and $1.2 million, and net income was $0.4 million and $0.2 million, respectively. Total assets for the joint ventures were $4.5 million as of December 31, 2000 and 1999.

  (h) Self-Insurance

     The Company is partially insured for workers' compensation, physician medical malpractice, liability, automobile and certain employee health benefits. The Company's self-insurance retention liability on a per claim basis ranges from $50,000 to $500,000. Liabilities in excess of these amounts are the responsibility of the insurer. The Company's policy is to accrue amounts up to the insurance carriers' reserve requirements on a claim-by-claim basis and an estimate for claims incurred but not yet reported.

  (i) Foreign Currency Translation

     All assets and liabilities of the Company's Canadian offices are translated at the year-end exchange rate, while revenue and expenses are translated at the average exchange rate for the year. Cumulative translation adjustments were immaterial for the years ended December 31, 2000, 1999 and 1998.

  (j) Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                        CONCENTRA OPERATING CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  (k) Income Taxes

     The Company provides for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

  (l) Reclassifications

     Certain reclassifications have been made in the 1999 and 1998 financial statements to conform to classifications used in 2000.

(3)  Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides additional guidance in applying generally accepted accounting principles for revenue recognition in financial statements. New implementation guidance issued by the SEC in the fourth quarter of 2000 requires the Company to recognize revenue from its post payment bill review services effectively on a cash basis. Prior to adoption of this standard, the Company recognized this revenue as savings were identified for our clients. The cumulative charge recognized in 2000 from this change in accounting principle was $2.8 million, net of tax effect. Pro forma net income (loss), assuming the new revenue recognition standard was applied retroactively, are as follows:

                                              2000      1999       1998
                                            --------  --------   -------
          Net income (loss):
                    As reported             $(6,551)  $(26,504)  $22,486
                    Pro forma               $(3,734)  $(29,321)  $22,486

                                                  Quarters Ended
                                     ----------------------------------------
                                                    (unaudited)
                                     March 31,  June 30,  Sept. 30,  Dec. 31,
                                       2000       2000       2000      2000
                                     ---------  --------  ---------  --------
          Net income (loss):
                    As reported         $1,068    $1,144     $  805  $ (9,568)
                    Pro forma           $1,860    $1,223     $3,323  $(10,140)

(4)  Recent Acquisitions and Non-recurring Charges

     Health Services acquired eight centers in five transactions in 2000 and 53 centers in 20 transactions in 1999. The Company paid approximately $9.7 million and $52.5 million, net of cash acquired, and recorded approximately $13.4 million and $59.2 million for goodwill in 2000 and 1999, respectively. No contingent consideration exists related to these transactions. Effective March 1, 2001, Health Services acquired the assets of Industrial Health Care Company ("IHC") for approximately $15.0 million in cash and 75,750 shares of Concentra Holding's common stock. IHC was a privately held operator of seven occupational health centers and several on-site offices for large employers located throughout Connecticut. All of the acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values at the dates of acquisition. Some of those estimates are preliminary and subject to further adjustment.

                        CONCENTRA OPERATING CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     As discussed in Note 1, Concentra Holding was formed on August 29, 1997 by the merger of CRA and OccuSystems. The Company recorded a non-recurring charge of $38.6 million in the third quarter of 1997 associated with this 1997 Merger. The charge was completely utilized as of December 31, 1998 as follows: approximately $11.6 million for professional fees and services, $16.2 million in costs associated with personnel reductions and the consolidation of CRA's and OccuSystems' employee benefits, $5.9 million in facility consolidations and closings, $2.5 million for the write-off of start-up costs and $2.3 million of other charges.

     On February 24, 1998, the Company acquired all of the outstanding common stock of Preferred Payment Systems, Inc. ("PPS") of Naperville, Illinois, in exchange for approximately 7,100,000 shares of Concentra Holding's common stock, the assumption of PPS options totaling approximately 580,000 shares of Concentra Holding's common stock, the payment of approximately $15.0 million in cash to dissenting PPS shareholders and the assumption of approximately $49.0 million of debt, which was repaid at the time of this merger transaction. This merger was accounted for as a pooling of interests. PPS, founded in 1990, is a provider of retrospective bill review services for the group healthcare market. In the first quarter of 1998, the Company recorded a non-recurring charge of $12.6 million primarily associated with the merger of PPS. Through December 31, 2000, the Company paid approximately $5.6 million for professional fees and services, $2.7 million in costs associated with personnel reductions, $1.0 million in facility consolidations and closings, $1.5 million associated with the write-off of deferred financing fees on PPS indebtedness retired, and $1.5 million of other non-recurring costs. At December 31, 2000 and 1999, approximately $0.3 million and $0.5 million, respectively, of the non-recurring charge remains primarily related to remaining facility lease obligations.

     In the fourth quarter of 1998, the Company recorded a non-recurring charge of $20.5 million primarily associated with the reorganization of our Field Case Management division to improve efficiency through facility consolidations and related headcount reductions, an impairment loss on the intangible asset related to an acquired contract, and costs associated with settling claims on other expired contracts. Through December 31, 2000, the Company incurred approximately $7.4 million in charges for the write-off of assets related to the acquired contract, and paid $3.8 million in costs associated with personnel reductions, $1.2 million in costs associated with settling claims on other expired contracts, $4.9 million in facility consolidations and $0.4 million of other non-recurring costs. At December 31, 2000, approximately $2.8 million of the non-recurring charge remains primarily related to remaining facility lease obligations and costs associated with settling claims on certain other expired contracts.

     In the third quarter of 1999, the Company recorded a non-recurring charge of $54.4 million primarily for fees, expenses and other non-recurring charges associated with the 1999 Merger. Through December 31, 2000, the Company paid approximately $29.4 million for professional fees and services, including legal, accounting and regulatory fees, $21.7 million in costs related to personnel reductions, $0.7 million in facility consolidations and closings and $1.8 million of other non-recurring charges. At December 31, 2000, approximately $0.8 million of the non-recurring charge remains for professional fees and services and other non-recurring items incurred in connection with the merger.

                        CONCENTRA OPERATING CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The following are rollforwards of the non-recurring charges recorded by the Company in 1998, 1999 and 2000 (in thousands):

                                                  Beginning    Charged To                 End
                                                   Of Year       Income       Usage     Of Year
                                                  ---------    ----------    -------    -------
        Third Quarter 1997 Charge
             1998                                   $ 7,527     $     --    $ (7,527)   $    --

        First Quarter 1998 Charge
             1998                                   $    --     $ 12,600    $(11,128)   $ 1,472
             1999                                     1,472           --      (1,025)       447
             2000                                       447           --        (179)       268

        Fourth Quarter 1998 Charge
             1998                                   $    --     $ 20,514    $(11,046)   $ 9,468
             1999                                     9,468           --      (5,956)     3,512
             2000                                     3,512           --        (727)     2,785

        Third Quarter 1999 Charge
             1999                                   $    --     $ 54,419    $(51,687)   $ 2,732
             2000                                     2,732           --      (1,960)       772

        Total
             1998                                   $ 7,527     $ 33,114    $(29,701)   $10,940
             1999                                    10,940       54,419     (58,668)     6,691
             2000                                     6,691           --      (2,866)     3,825

(5) Revolving Credit Facility and Long-Term Debt

     The Company's long-term debt as of December 31, 2000 and 1999 consists of the following:

                                                          December 31,
                                                      --------------------
                                                        2000        1999
                                                      --------    --------
                                                         (in thousands)
     Term Facilities:
          Tranche B due 2006                          $246,875    $248,750
          Tranche C due 2007                           123,438     124,375
     13.0% Senior Subordinated Notes due 2009          190,000     190,000
     Other                                               1,249         622
                                                      --------    --------
                                                       561,562     563,747
        Less: Current maturities                        (5,228)     (3,805)
                                                      --------    --------
     Long-term debt, net                              $556,334    $559,942
                                                      ========    ========

     The Company had no revolving credit borrowings at December 31, 2000 and $4.0 million at December 31, 1999. As of December 31, 2000 and 1999, accrued interest was $11.6 million and $12.4 million, respectively.

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

                        CONCENTRA OPERATING CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Under the terms of this agreement, the Revolving Credit Facility bears interest, at the Company's option, at ABR plus 1.75% or the Eurodollar Rate plus 2.75%.

     On March 21, 2000, the Company and its lenders amended the Credit Facility. Under the terms of the amended agreement, the financial compliance ratios were modified to allow for increased leverage through September 2003 and decreased interest coverage through September 2004, as compared to the original agreement. In order to receive these amended ratios, the amended agreement provides for an interest rate increase of 0.75% on outstanding borrowings under the Credit Facility. Under the terms of the amended Credit Facility, the Tranche B Term Loan and Tranche C Term Loan bear interest, at the Company's option, at the ABR, as defined, plus 3.00% and 3.25%, respectively, or the Eurodollar Rate, as defined, plus 4.00% and 4.25%, respectively. Interest on borrowings under the amended Revolving Credit Facility is payable, at the Company's option, at ABR plus 2.50% or the Eurodollar Rate plus 3.50%. As a part of the amendment, the Company was also required to pay a fee of $1.7 million to lenders approving the amendment. The amendment fee was capitalized as deferred financing costs and will be amortized over the remaining life of the Credit Facility. A failure to comply with these and other financial compliance ratios could cause an event of default under the Credit Facility which could result in an acceleration of the related indebtedness before the terms of that indebtedness otherwise require the Company to pay that indebtedness. Such an acceleration would also constitute an event of default under the indentures relating to the $190 million 13% Senior Subordinated Notes (the "13% Subordinated Notes") and could also result in an acceleration of the 13% Subordinated Notes before the indentures otherwise require the Company to pay the notes.

     The ABR, as defined, and the Eurodollar Rate, as defined, were 9.5% and 6.4%, respectively, at December 31, 2000 and 8.5% and 6.0%, respectively, at December 31, 1999. Commitment fees on the unused revolver borrowings are at 0.5% per annum. The weighted-average interest rates for the borrowings under the Tranche B Term Loan were 10.6% and 9.3% and under the Tranche C Term Loan were 10.8% and 9.7% at December 31, 2000 and 1999, respectively. The weighted-average interest rate for the borrowings under the Revolving Credit Facility was 8.9% at December 31, 1999.

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

     The Company has adopted SFAS 133, and, as a result, subsequent changes in the fair value of its interest rate hedging arrangements, including the Company's interest rate collar agreements, will be recognized each period in earnings. All earnings adjustments resulting from changes in the fair values of the interest rate collars are non-cash

                        CONCENTRA OPERATING CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

charges or credits and do not impact cash flows from operations or operating income. There have been, and may continue to be, periods with significant non-cash increases or decreases to the Company's earnings relating to the change in the fair value of the interest rate collars. Further, if the Company holds each of these collars to maturity (2004 and 2005), the earnings adjustments will offset each other on a cumulative basis and will ultimately equal zero. Through December 31, 2000, the Company has reduced its interest expense by $0.6 million through net cash received from the counterparty payments under these collars.

     The $190 million 13% Series A Senior Subordinated Notes due August 15, 2009 are general unsecured indebtedness with semi-annual interest payments due on February 15 and August 15 commencing on February 15, 2000. The Company can redeem the 13% Subordinated Notes on or after August 15, 2004 at 106.5% of the principal amount with the redemption premium decreasing annually to 100.0% of the principal amount on August 15, 2008. The 13% Subordinated Notes are guaranteed on a joint and several basis by each and every wholly-owned subsidiary, the results of which are consolidated in the results of the Company. These wholly-owned subsidiaries comprise the only direct and indirect subsidiaries of the Company. The guarantees are full and unconditional, and the Company is a holding company with no assets or operations separate from the investments in these subsidiaries. As a result, separate financial statements of the Company's subsidiaries are not provided.

     The Credit Facility and the 13% Subordinated Notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company's capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, in 2000. These ratio tests become more restrictive for future periods. The Company's ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. The Company's obligations under the Credit Facility are secured by a pledge of stock in the Company's subsidiaries and a pledge of the Company's and its subsidiaries' assets.

     In December 1996, the Company issued $97.8 million of 6.0% convertible subordinated notes due 2001. On September 17, 1997, the Company entered into a $100 million senior credit facility with a syndicate of 5 banks. On February 23, 1998, the Company signed an amendment to expand the Company's borrowing capacity under the senior credit facility to $200 million under similar terms and conditions in order to finance the repayment of debt associated with its acquisition of PPS. On February 24, 1998, the Company acquired PPS and retired $49 million of PPS' outstanding indebtedness. PPS' 5.0% convertible subordinated notes due August 2006 converted into 2,721,904 shares of Concentra Holding common stock. In March and April 1998, the Company issued $230 million 4.5% convertible subordinated notes due 2003 and the senior credit facility borrowing capacity was reduced to the original $100 million amount. On August 17, 1999, the senior credit facility was replaced with the Revolving Credit Facility and substantially all of the 6.0% and 4.5% convertible subordinated notes were retired through debt tender offers during the year in connection with the 1999 Merger.

(6)  Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, and accounts payable, approximate fair value because of the short maturity of those instruments. The fair value of the Company's borrowings under the Credit Facility was $333.2 million and $343.2 million, as of December 31, 2000 and 1999, respectively. The fair value of the Company's 13% Subordinated Notes was $168.2 million and $172.9 million at December 31, 2000 and 1999, respectively. As determined by estimating the amount the Company would pay or receive to terminate the interest swap agreement, the carrying amount of the interest rate collar agreements at December 31, 2000 was a $9.6 million liability. The carrying amount at December 31, 1999 was not material. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

     The financial instrument that potentially subjects the Company to concentrations of credit risk is accounts receivable. Mitigating factors related to the Company's accounts receivable are that they are spread over a large customer base and various product lines the Company offers. Further, the Company does monitor the financial

                        CONCENTRA OPERATING CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

performance and credit worthiness of its large customers, and regularly reviews outstanding accounts receivable balances.

(7)  Income Taxes

     The provision (benefit) for income taxes consists of the following for the years ended December 31 (in thousands):

                                               2000       1999      1998
                                             -------    -------   -------
          Current:
               Federal                       $(1,050)   $ 9,050   $11,252
               State                           2,858      1,811     1,369
                                             -------    -------   -------
                                               1,808     10,861    12,621

          Deferred:
               Federal                         2,279     (2,139)    5,961
               State                             275       (453)      726
                                             -------    -------   -------
                                               2,554     (2,592)    6,687
                                             -------    -------   -------
          Total                              $ 4,362    $ 8,269   $19,308
                                             =======    =======   =======

     Significant items included in deferred tax liabilities and deferred tax assets were as follows at December 31 (in thousands):

                                                               2000      1999
                                                             -------   -------
       Deferred tax assets:
       Allowance for doubtful accounts                       $ 6,066   $ 7,523
       Tax benefit from parent company                         4,504       --
       Fair value of hedging arrangements                      3,761       --
       Accrued self insurance                                  1,617     1,666
       Non-recurring accruals and reserves                     1,535     2,427
       Acquired goodwill                                       1,310     1,310
       Other                                                   1,733     2,749
                                                             -------   -------
            Deferred tax assets                              $20,526   $15,675
                                                             =======   =======

       Deferred tax liabilities:
       Goodwill                                              $10,713   $ 8,130
       Software development costs                              7,955     7,256
       Accounts receivable mark-to-market                        532     1,064
       Other                                                   1,895     1,855
                                                             -------   -------
            Deferred tax liabilities                         $21,095   $18,305
                                                             =======   =======

     A reconciliation of the federal statutory rate to the Company's effective tax rate was as follows for the years ended December 31 (in thousands):

                                                               2000       %        1999       %       1998       %
                                                             --------   -----    --------   -----   --------   -----
Tax provision (benefit) at federal statutory rate            $    220    35.0    $ (6,382)  (35.0)  $ 14,628    35.0
Non-deductible goodwill                                         2,429   386.8       2,121    11.6      1,149     2.8
State taxes (net of federal effect)                             1,950   310.5        (770)   (4.2)     1,766     4.2
Non-deductible non-recurring charges and acquisition
   costs                                                          --      --       12,893    70.7      1,815     4.3
Other items, net                                                 (237)  (37.7)        407     2.2        (50)   (0.1)
                                                             --------   -----    --------   -----   --------   -----
                                                             $  4,362   694.6    $  8,269    45.3   $ 19,308    46.2
                                                             ========   =====    ========   =====   ========   =====

                        CONCENTRA OPERATING CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     These financial statements reflect a tax provision for the Company as if it filed its own tax return. The Company, however, is included in the consolidated tax return of Concentra Holding. The Company's deferred tax asset reflects the tax benefit of losses generated by Concentra Holding, as this deferred tax asset was contributed to the Company in 2000 by Concentra Holding.

(8)  Stockholder Rights Plan

     Shortly after the 1997 Merger, on September 17, 1997, Concentra Holding's Board of Directors declared, pursuant to a rights agreement (the "Rights Agreement"), a dividend distribution of one common share purchase right ("Right") for each outstanding share of Concentra Holding's common stock. Each Right entitled the registered holder to purchase from Concentra Holding one thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Junior Preferred Shares"), of Concentra Holding at a price per share to be determined by the Board of Directors with the advice of its financial advisor about the long-term prospects for the Company's value (the "Purchase Price"), subject to adjustment. Each thousandth of a Junior Preferred Share would be economically equivalent to one share of Concentra Holding's common stock. The Purchase Price was expected to be significantly higher than the trading price of the common stock. Therefore, the dividend would have no initial value and no impact on the consolidated financial statements of the Company. Simultaneous with the 1999 Merger, all rights under the Rights Agreement were terminated at no cost to the Company.

(9)  Commitments and Contingencies

     The Company leases certain corporate office space, operating and medical facilities, and office and medical equipment under various non-cancelable operating and capital lease agreements. Certain facility leases require the Company to pay increases in operating costs and real estate taxes. The Company made rental payments of $0.4 million, $0.7 million and $0.7 million to Colonial Realty Trust, a real estate company owned by a shareholder and board member of the Company until the 1999 Merger, for each of the years ended December 31, 2000, 1999 and 1998, respectively.

     The following is a schedule of rent expense by major category for the years ended December 31 (in thousands):

                                                 2000      1999      1998
                                               -------   -------   -------
          Facilities                           $29,801   $26,952   $22,307
          Office equipment                       3,793     3,680     3,091
          Automobiles                            2,297     2,754     3,647
                                               -------   -------   -------
          Total rent expense                   $35,891   $33,386   $29,045
                                               =======   =======   =======

     The following is a schedule of future minimum lease payments under noncancelable operating leases for the years ending December 31 (in thousands):

                2001                                        $ 33,210
                2002                                          28,066
                2003                                          23,417
                2004                                          15,017
                2005                                           8,079
                Thereafter                                    11,233
                                                            --------
                                                            $119,022
                                                            ========

     The Company is party to certain claims and litigation initiated in the ordinary course of business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

                        CONCENTRA OPERATING CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(10) Employee Benefit Plans

   (a) Concentra 401(k) Plan

     The Company has a defined contribution plan (the "Concentra 401(k) Plan") pursuant to which employees who are at least 21 years of age and who have completed at least six months of service are eligible to participate. Effective January 1, 2001, employees who are 21 years of age and who have completed 1,000 hours of service within a 12 month period are immediately eligible to participate in the Concentra 401(k) Plan. Participants in the Concentra 401(k) Plan may not contribute more than the lesser of a specified statutory amount or 15% of his or her pretax total compensation. The Concentra 401(k) Plan permits, but does not require, additional matching contributions of up to 50% of participants' pretax contributions up to a maximum of 6% of compensation by the Company. Employees are 100% vested in their own contributions while Company contributions vest 20% per year with employees being fully vested after 5 years. The Company made matching contributions of 50% of each participant's pretax contributions up to 4% of compensation in 2000, 1999 and 1998.

   (b) Health Services 401(k) Plan

     Health Services' defined contribution plan (the "HS 401(k) Plan") merged into the Concentra 401(k) Plan as of July 1, 1998. The HS 401(k) Plan had similar terms to those of the Concentra 401(k) Plan. There were no matching contributions under the plan in 1998.

   (c) PPS 401(k) Plan

     PPS' defined contribution plan (the "PPS 401(k) Plan") merged into the Concentra 401(k) Plan as of August 1, 1998. The PPS 401(k) Plan had similar terms to those of the Concentra 401(k) Plan. For the seven-month period in 1998, PPS elected to match 25% of employee contributions up to 7% of gross earnings.

     The Company has expensed $3.5 million, $2.7 million and $1.5 million for the years ended December 31, 2000, 1999 and 1998, respectively, for matching contributions to the Concentra 401(k) and PPS 401(k) Plans.

(11) Stock Purchase Plan and Stock Option Plans

     All information presented below relates to Concentra Holding stock and stock option activity.

   (a) Employee Stock Purchase Plan

     Until March 2, 1999, Concentra Holding maintained an Employee Stock Purchase Plan that permitted substantially all employees to acquire up to 500,000 shares of Concentra Holding common stock at the end of each specified period at a purchase price of 85% of the lower of the fair market value of the stock on the first or last business day of the purchase period. Purchase periods were semi-annual and began on January 1 and July 1 of each year. Employees were allowed to designate up to 15% of their base compensation for the purchase of common stock. The Option and Compensation Committee of the board of directors administered the Employee Stock Purchase Plan. On March 2, 1999, Concentra Holding terminated the Employee Stock Purchase Plan. The final period for which participating employees acquired shares of Concentra Holding's common stock began on January 1, 1999 and ended March 2, 1999.

     Concentra Holding issued the following shares of common stock under the employee stock purchase plans during 1998 and 1999:

                                                                  Weighted
                                                    Number     Average Price
         Purchase Periods Ended                    of Shares     Per Share
         ----------------------                    ---------   -------------
         June 30, 1998                                64,587      $ 22.10
         December 31, 1998                           160,512      $  9.08
         March 2, 1999                                63,358      $  8.55

                        CONCENTRA OPERATING CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   (b) Concentra 1997 Long-Term Incentive Plan

     Concentra Holding historically has granted awards with respect to shares under Concentra Holding's 1997 Long-Term Incentive Plan (the "1997 Incentive Plan"). The awards under the 1997 Incentive Plan include: (i) incentive stock options qualified as such under U.S. federal income tax laws, (ii) stock options that do not qualify as incentive stock options, (iii) stock appreciation rights ("SARs"), (iv) restricted stock awards and (v) performance units.

     During 1998, the Company granted restricted stock for 48,000 shares of common stock under the 1997 Incentive Plan which were valued at $1.4 million based upon the market value of the shares at the time of issuance. The restricted stock grants vest 25% per year beginning January 1, 2002. If the Company's financial performance exceeds certain established performance goals, however, the vesting of these shares could accelerate whereby 33 1/3% the shares could become vested on January 1, 2000, and each year thereafter. For the years ended December 31, 2000, 1999 and 1998, the Company recorded amortization of $0.8 million, $0.4 million and $0.8 million, respectively, in connection with the deferred compensation associated with the restricted stock grants. During 1998, the Company also granted 3,570 shares of restricted stock to outside directors that vest over one year.

     After the 1997 Merger, no additional awards were made under the former CRA and OccuSystems stock option plans and only that number of shares of common stock issuable upon exercise of awards granted under the former CRA and OccuSystems stock option plans as of the 1997 Merger were reserved for issuance by Concentra Holding.

     During 1999, the Company granted 10,000 options under the 1997 Incentive Plan. There were 1,416,289 options exercised and 4,436,997 options canceled under the 1997 Incentive Plan, primarily in connection with the 1999 Merger. Simultaneous with the 1999 Merger, no additional awards will be made under the 1997 Incentive Plan. Only that number of shares of Concentra Holding stock issuable upon exercise of awards granted under the 1997 Incentive Plan as of the 1999 Merger were reserved for issuance by Concentra Holding. During 2000, 68,250 options were canceled and no options were exercised under the 1997 Incentive Plan.

   (c) Concentra 1999 Long-Term Incentive Plan

     Concentra Holding's board and stockholders approved its 1999 Stock Option and Restricted Stock Purchase Plan ("the 1999 Stock Plan") in August 1999. The 1999 Stock Plan provides for the grant of options or awards to purchase an aggregate 3,750,000 shares of Concentra Holding common stock, either in the form of incentive stock options qualified as such under the U.S. Federal Income Tax Laws, nonqualified stock options or restricted stock purchase awards. The 1999 Stock Plan includes provisions for adjustment of the number of shares of common stock available for grant of award thereunder and in the number of shares of common stock underlying outstanding options in the event of any stock splits, stock dividends or other relevant changes in the capitalization of Concentra Holding. Under the 1999 Stock Plan, employees, including officers, are eligible to receive grants of either incentive stock options or nonqualified stock options and restricted stock purchase awards. Non-employee directors are eligible to be granted only nonqualified options and awards.

     The exercise price of incentive stock options may not be less than 100% of the fair market value of the shares of common stock, as determined by Concentra Holding's board of directors or the compensation committee, as the case may be, on the date the option is granted. The exercise price of non-qualified stock options may not be less than 100% of the fair market value of the shares of Concentra Holding common stock on the date the option is granted. In addition, the aggregate fair market value of the shares of stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. In addition, no incentive stock option shall be granted to an optionee who owns more than 10% of the total combined voting power for all classes of stock of Concentra Holding, unless the exercise price is at least 110% of the fair market value of the shares of Concentra Holding's common stock and the exercise period does not exceed 5 years.

     The Company granted 1,916,257 and 698,840 options and canceled 65,713 and 89,961 options under the 1999 Stock Plan in 2000 and 1999, respectively. Restricted stock purchase awards granted under the 1999 Stock Plan will continue in effect until August 17, 2009, unless terminated prior to such date by the Board.

                        CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)

     A summary of the status for all outstanding options at December 31, 1998, 1999 and 2000, and changes during the years then ended is presented in the table below:

                                                                  Weighted
                                                    Number      Average Price
                                                  of Shares       Per Share
                                                 -----------    -------------
     Balance, December 31, 1997                    5,721,787       $  18.46
          Granted                                  2,945,570          21.43
          Exercised                                 (696,473)          6.77
          Canceled                                (1,277,335)         24.53
                                                  ----------       --------
     Balance, December 31, 1998                    6,693,549          20.21
          Granted                                    708,840          16.43
          Exercised                               (1,416,289)          6.13
          Canceled                                (4,526,958)         27.11
                                                  ----------       --------
     Balance, December 31, 1999                    1,459,142          10.60
          Granted                                  1,916,257          16.50
          Exercised                                       --             --
          Canceled                                  (134,822)          9.89
                                                 -----------       --------
     Balance, December 31, 2000                    3,240,577       $  14.12
                                                 ===========       ========

     The weighted average fair market value of options granted in 2000, 1999 and 1998 were $4.52, $4.31 and $21.95, respectively. There are no exercisable options outstanding as of December 31, 1999 and 667,324 exercisable options outstanding as of December 31, 2000. A further breakdown of the outstanding options at December 31, 2000 is as follows:

                                                                   Weighted
                                                        Weighted    Average
                                             Number of   Average  Contractual
     Range of Exercise Prices                 Options     Price   Life (Years)
     ------------------------                ---------  --------  ------------
     $0.00-$4.65                               156,654   $  0.36        6.30
     $8.06-$11.50                              617,750      8.09        7.79
     $16.50                                  2,466,173     16.50        9.14
                                             ---------   -------      ------
                                             3,240,577   $ 14.12        8.74
                                             =========   =======      ======

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

                                                   2000      1999       1998
                                                 -------   --------   -------
     Net income (loss):
          As reported                            $(6,551)  $(26,504)  $22,486
          Supplemental pro forma                 $(7,216)  $(28,229)  $ 8,864

                        CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)

     Because the method of accounting under SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the 1999 and 1998 pro forma amounts include $102,000 and $509,000, respectively, related to purchase discounts offered on employee stock purchase plans. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 1999 and 1998, respectively:

                                                             2000     1999     1998
                                                            ------   ------   ------
     Risk-free interest rates                                 6.11%    6.08%    5.18%
     Expected volatility                                      0.00%    0.00%   78.91%
     Expected dividend yield                                    --       --       --
     Expected weighted average life of options in years        5.0      5.0      3.0

(12) Segment Information

     Operating segments represent components of the Company's business that are evaluated regularly by key management in assessing performance and resource allocation. The Company has determined that its current reportable segments consist of its Health Services, Specialized Cost Containment and Field Case Management groups.

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

     Revenue from individual customers, revenue between business segments, and revenue, operating profit and identifiable assets of foreign operations are not significant.

                        CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)

     The Company's statements of operations on a segment basis for the years ended December 31, 2000, 1999 and 1998, were as follows (in thousands):

                                                             2000       1999       1998
                                                           --------   --------   --------
Revenue:
     Health Services                                       $399,660   $330,064   $259,481
     Specialized Cost Containment                           210,746    204,084    183,734
     Field Case Management                                  141,755    147,264    167,841
                                                           --------   --------   --------
                                                            752,161    681,412    611,056
Gross profit:
     Health Services                                         77,876     64,981     58,300
     Specialized Cost Containment                            67,715     66,791     60,440
     Field Case Management                                   13,146     15,151     23,019
                                                           --------   --------   --------
                                                            158,737    146,923    141,759
Operating income /(1)/:
     Health Services                                         45,098     34,405     34,415

     Specialized Cost Containment                            47,548     46,826        --
     Field Case Management                                    5,230      5,599        --
                                                           --------   --------   --------
                                                             52,778     52,425     20,785

     Corporate general and administrative expenses           20,258     18,158        --
     Non-recurring charges                                      --      54,419        --
                                                           --------   --------   --------
                                                             77,618     14,253     55,200

Interest expense                                             68,932     35,779     18,021
Interest income                                                (803)    (2,900)    (4,659)
Loss on change in fair value of hedging arrangements          9,586        --         --
Other, net                                                     (725)      (391)        44
                                                           --------   --------   --------
Income (loss) before income taxes and cumulative
     effect of accounting change                                628    (18,235)    41,794
Provision for income taxes                                    4,362      8,269     19,308
                                                           --------   --------   --------
Income (loss) before cumulative effect of accounting
     change                                                  (3,734)   (26,504)    22,486
Cumulative effect of accounting change, net of tax            2,817        --         --
                                                           --------   --------   --------
Net income (loss)                                          $ (6,551)  $(26,504)  $ 22,486
                                                           ========   ========   ========

/(1)/ Prior to 1999, corporate-level general and administrative expenses were reported in the Health Services, Specialized Cost Containment and Field Case Management groups based on where general and administrative activities were incurred. In addition, general and administrative expenses for the Specialized Cost Containment and Field Case Management groups were not separately reported prior to 1999. Therefore, the Company did not make allocations of corporate level and managed care level general and administrative expenses in 1998. Beginning in 1999, the corporate function has been separately reported.

                        CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)

      The Company's segment depreciation and amortization, capital expenditures and identifiable assets for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                                                  2000       1999       1998
                                                                                --------   --------   --------
     Depreciation and amortization:
          Health Services                                                       $ 22,516   $ 18,965   $ 11,372
          Specialized Cost Containment and Field Case Management                  17,067     15,505     11,552
          Corporate                                                                  934        772         --
                                                                                --------   --------   --------
                                                                                $ 40,517   $ 35,242   $ 22,924
                                                                                ========   ========   ========
     Capital expenditures:
          Health Services                                                       $ 14,685   $ 20,274   $ 19,235
          Specialized Cost Containment and Field Case Management /(2)/            15,706     15,679     14,952
          Corporate(2)                                                               510         --         --
                                                                                --------   --------   --------
                                                                                $ 30,901   $ 35,953   $ 34,187
                                                                                ========   ========   ========
     Identifiable assets:
          Health Services                                                       $398,552   $386,885   $309,419
          Specialized Cost Containment and Field Case Management /(2)/           219,511    267,219    347,375
          Corporate(2)                                                            38,792         --         --
                                                                                --------   --------   --------
                                                                                $656,855   $654,104   $656,794
                                                                                ========   ========   ========

/(2)/ Depreciation and amortization, capital expenditures and identifiable assets are not separately reported within the Specialized Cost Containment and Field Case Management groups. In addition, corporate-level capital expenditures and identifiable assets were not separately reported prior to 2000.

      Management utilizes multiple indicators and views to measure segment performance and to allocate resources to the segments. The primary indicators are pretax income along with cash flows and overall economic returns. The Company is managed among multiple product lines within each segment. Although the operational organization of the Company will remain consistent, management believes a change in its historical segment reporting beginning in 2001 is necessary to better reflect the current underlying nature of the Company's operations. Under this revised segment reporting approach, the Health Services group will continue to be reported separately, consistent with past reporting. The other two existing segments, Specialized Cost Containment and Field Case Management, will be realigned into two new segment groups: Network Services and Care Management Services. These two new segments will reflect the realignment of certain product lines in order to establish a better understanding of the Company's care management services and network services businesses.

      Network Services provides specialized preferred provider organization network access, retrospective medical bill review, out-of-network group health bill review and first report of injury services.

      Care Management Services reflects the Company's professional services aimed at curtailing the cost of workers' compensation claims through field case management, telephonic case management, independent medical examinations and utilization management (precertification and concurrent review).

                        CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)

     As a result of the above changes, effective January 1, 2001, the Company will prospectively report segment performance on its Health Services, Network Services and Care Management Services groups. Had these segments been reported in this manner historically, the Company's Statement of Operations on a segment basis for the years ended December 31, 2000, 1999 and 1998 would have been stated as follows:

                                                          2000        1999        1998
                                                        --------    --------    --------
Revenue:
     Health Services                                    $399,660    $330,064    $259,481
     Network Services                                    162,596     158,022     135,805
     Care Management Services                            189,905     193,326     215,770
                                                        --------    --------    --------
                                                         752,161     681,412     611,056
Gross profit:
     Health Services                                      77,876      64,981      58,300
     Network Services                                     61,855      62,288      54,431
     Care Management Services                             19,006      19,654      29,028
                                                        --------    --------    --------
                                                         158,737     146,923     141,759
Operating income /(1)/:
     Health Services                                      45,098      34,405      34,415

     Network Services                                     44,690      45,568          --
     Care Management Services                              8,088       6,857          --
                                                        --------    --------    --------
                                                          52,778      52,425      20,785

     Corporate general and administrative expenses        20,258      18,158          --
     Non-recurring charges                                   --       54,419          --
                                                        --------    --------    --------
                                                          77,618      14,253      55,200

Interest expense                                          68,932      35,779      18,021
Interest income                                             (803)     (2,900)     (4,659)
Loss on change in fair value of hedging arrangements       9,586          --          --
Other, net                                                  (725)       (391)         44
                                                        --------    --------    --------
Income (loss) before income taxes and cumulative
      effect of accounting change                            628     (18,235)     41,794
Provision for income taxes                                 4,362       8,269      19,308
                                                        --------    --------    --------
Income (loss) before cumulative effect of accounting
      change                                              (3,734)    (26,504)     22,486
Cumulative effect of accounting change, net of tax         2,817          --          --
                                                        --------    --------    --------
Net income (loss)                                       $ (6,551)   $(26,504)   $ 22,486
                                                        ========    ========    ========

/(1)/ Prior to 1999, corporate-level general and administrative expenses were reported in the Health Services, Network Services and Care Management Services groups based on where general and administrative activities were incurred. In addition, general and administrative expenses for the Network Services and Care Management Services groups were not separately reported prior to 1999. Therefore, the Company did not make allocations of corporate level and managed care level general and administrative expenses in 1998. Beginning in 1999, the corporate function has been separately reported.

                        CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)

     Had Network Services and Care Management Services been reported separately historically, the Company's segment depreciation and amortization, capital expenditures and identifiable assets for the years ended December 31, 2000, 1999 and 1998 would have been stated as follows (in thousands):


                                                                    2000        1999        1998
                                                                  --------    --------    --------
    Depreciation and amortization:
       Health Services                                            $ 22,516    $ 18,965    $ 11,372
       Network Services and Care Management Services /(2)/          17,067      15,505      11,552
       Corporate /(2)/                                                 934         772          --
                                                                  --------    --------    --------
                                                                  $ 40,517    $ 35,242    $ 22,924
                                                                  ========    ========    ========
    Capital expenditures:
       Health Services                                            $ 14,685    $ 20,274    $ 19,235
       Network Services and Care Management Services /(2)/          15,706      15,679      14,952
       Corporate/(2)/                                                  510          --          --
                                                                  --------    --------    --------
                                                                  $ 30,901    $ 35,953    $ 34,187
                                                                  ========    ========    ========
    Identifiable assets:
       Health Services                                            $398,552    $386,885    $309,419
       Network Services and Care Management Services /(2)/         219,511     267,219     347,375
       Corporate/(2)/                                               38,792          --          --
                                                                  --------    --------    --------
                                                                  $656,855    $654,104    $656,794
                                                                  ========    ========    ========

/(2)/ Depreciation and amortization, capital expenditures and identifiable assets are not separately reported within Network Services and Care Management Services groups. In addition, corporate-level capital expenditures and identifiable assets were not separately reported prior to 2000.

(13) Related Party Transactions

     W. Tom Fogarty, M.D., an executive officer of Concentra Holding and Concentra Operating, is the President, a director and a member of Occupational Health Centers of the Southwest, P.A., or OHCSW, and several other physician groups. We have entered into a 40-year management agreement with each of the physician groups. OHCSW paid approximately $190.6 million, $161.3 million and $119.1 million in management fees to the Company in the years ended December 31, 2000, 1999 and 1998, respectively, under its management agreement.

     Concentra Operating provides certain administrative services to Em3 Corporation ("Em3"), a company with shareholders who include Concentra Holding's primary shareholders and certain members of Concentra Operating's management team. These services include the leasing of certain employees, providing office space, access to certain Concentra Operating's software and systems and other administrative services. Em3 paid Concentra Operating $1.4 million for these services during the twelve-month period ending December 31, 2000.

     CPS is party to a Joint Marketing Agreement with HealthNetwork Systems LLC, a provider of PPO network management services to the payor and PPO industries. Steven E. Nelson, a Director of Concentra Operating and of Concentra Holding, is the President and Chief Executive Officer of HealthNetwork Systems LLC. Mr. Nelson, Daniel J. Thomas, a Director, President and Chief Executive Officer of the Company, Paul B. Queally, a director of the Company, and D. Scott Mackesy, a director of the Company, are investors in HNS. CPS paid HNS approximately $497,000 in 2000 pursuant to the Joint Marketing Agreement.

                        CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)

(14) Selected Financial Data

                                                             Years Ended December 31,
                                            -------------------------------------------------------------
                                               2000         1999         1998         1997         1996
                                            ---------    ---------    ---------    ---------    ---------
                                                                    (in thousands)
Statement of Operations Data:
Revenue                                     $ 752,161    $ 681,412    $ 611,056    $ 489,318    $ 372,683
Gross profit                                  158,737      146,923      141,759      116,679       82,755
Non-recurring charges/(1)/                         --       54,419       33,114       38,625          964
Operating income                               77,618       14,253       55,200       32,315       45,194
Loss on change in fair value of hedging
  arrangements/(2)/                             9,586           --           --           --           --
Income (loss) before taxes and cumulative
effect of accounting change                       628      (18,235)      41,794       21,062       41,476
Provision for income taxes                      4,362        8,269       19,308       11,062       13,437
Income (loss) before cumulative effect of
  accounting change                            (3,734)     (26,504)      22,486       10,000       28,039
Cumulative effect of accounting change,
  net of tax/(2)/                               2,817           --           --           --           --
Net income (loss)                           $  (6,551)   $ (26,504)   $  22,486    $  10,000    $  28,039

Balance Sheet Data:
Working capital                             $ 116,229    $ 109,711    $ 201,870    $  36,754    $ 116,439
Total assets                                  656,855      654,104      656,794      482,533      367,900
Total debt                                    561,562      567,747      327,925      206,600      142,229
Total stockholder's equity (deficit)        $ (36,071)   $ (39,273)   $ 239,875    $ 206,441    $ 178,146

/(1/)  See Note 4, Recent Acquisitions and Non-recurring Charges.
/(2)/  See Note 3, Recent Accounting Pronouncements.

                        CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)

(15) Selected Quarterly Operating Results (Unaudited)

     The following table sets forth certain unaudited quarterly results of operations for the years ended 31, 2000, and 1999. In management's opinion, this unaudited information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the financial statements and notes thereto included elsewhere in this document. The operating results for any quarter are not necessarily indicative of results for any subsequent quarter. Amounts are stated in thousands.

                                                                                     Quarters Ended
                                                                  -----------------------------------------------------
                                                                   March 31,    June 30,   September 30,   December 31,
                                                                     2000         2000         2000           2000
                                                                  ----------   ----------  -------------   ------------
Revenue                                                           $  181,096   $  190,348     $  192,764      $ 187,953
Cost of services                                                     144,242      147,228        150,411        151,543
                                                                  ----------   ----------     ----------      ---------
     Gross profit                                                     36,854       43,120         42,353         36,410
General and administrative expenses                                   16,919       16,246         16,149         17,177
Amortization of intangibles                                            3,566        3,658          3,689          3,715
                                                                  ----------   ----------     ----------      ---------
     Operating income                                                 16,369       23,216         22,515         15,518
Other, net                                                            14,408       20,151         19,431         23,000
Provision (benefit) for income taxes                                     893        1,921          2,279           (731)
Cumulative effect of accounting change, net of tax                        --           --             --          2,817
                                                                  ----------   ----------     ----------      ---------
     Net income (loss)                                            $    1,068   $    1,144     $      805      $  (9,568)
                                                                  ==========   ==========     ==========      =========
                                                                                     Quarters Ended
                                                                  -----------------------------------------------------
                                                                   March 31,    June 30,   September 30,   December 31,
                                                                     1999         1999         1999           1999
                                                                  ----------   ----------  -------------   ------------
Revenue                                                           $  155,411   $  174,088     $  176,658      $ 175,255
Cost of services                                                     123,737      130,204        138,988        141,560
                                                                  ----------   ----------     ----------      ---------
     Gross profit                                                     31,674       43,884         37,670         33,695
General and administrative expenses                                   14,420       16,841         15,957         18,073
Amortization of intangibles                                            3,038        3,115          3,342          3,465
Non-recurring charge                                                      --           --         54,419             --
                                                                  ----------   ----------     ----------      ---------
     Operating income (loss)                                          14,216       23,928        (36,048)        12,157
Other, net                                                             3,663        3,882          9,198         15,745
Provision (benefit) for income taxes                                   4,485        8,520         (3,176)        (1,560)
                                                                  ----------   ----------     ----------      ---------
     Net income (loss)                                            $    6,068   $   11,526     $  (42,070)     $  (2,028)
                                                                  ==========   ==========     ==========      =========

                                                        Supplemental Schedule II

                        CONCENTRA OPERATING CORPORATION
                       Valuation and Qualifying Accounts
             For the Years Ended December 31, 2000, 1999 and 1998
                                (in thousands)

                                                       Beginning    Charged                  Net Deductions    Ending
                                                        Balance    To Income  Acquisitions   From Reserves     Balance
                                                       ---------   ---------  ------------   --------------    -------
Allowance for Doubtful Accounts
     1998                                              $  16,723   $  12,869    $   1,968        $  14,350    $ 17,210
     1999                                                 17,210      16,101        3,129           16,997      19,443
     2000                                                 19,443      18,888        1,695           22,293      17,733

Contractual Allowances
     1998                                              $   3,628   $  16,095    $      --        $  15,073     $ 4,650
     1999                                                  4,650      27,757          472           23,799       9,080
     2000                                                  9,080      31,550          570           34,040       7,160

     Non-recurring charge breakout by major category was as follows:

                                                      Professional      Facility       Personnel
                                                          Fees       Consolidations     Related       Other        Total
                                                      ------------   --------------    ---------    ---------    ---------
Balance, December 31, 1997                               $  2,414        $     469     $   4,413    $     231    $   7,527

1998 Provision:
     First Quarter 1998 Charge                              5,200            2,100         2,400        2,900       12,600
     Fourth Quarter 1998 Charge                                --            5,836         3,817       10,861       20,514
                                                         --------        ---------     ---------    ---------    ---------
Total 1998 Provision                                        5,200            7,936         6,217       13,761       33,114
                                                         --------        ---------     ---------    ---------    ---------

1998 Usage:
     Third Quarter 1997 Charge                             (2,414)            (469)       (4,413)        (231)      (7,527)
     First Quarter 1998 Charge                             (5,136)            (746)       (2,355)      (2,891)     (11,128)
     Fourth Quarter 1998 Charge                                --           (1,140)       (2,490)      (7,416)     (11,046)
                                                         --------        ---------     ---------    ---------    ---------
Total 1998 Usage                                           (7,550)          (2,355)       (9,258)     (10,538)     (29,701)
                                                         --------        ---------     ---------    ---------    ---------

Balance, December 31, 1998                                     64            6,050         1,372        3,454       10,940

1999 Provision:
     Third Quarter 1999 Charge                             29,334            1,795        21,574        1,716       54,419

1999 Usage:
     First Quarter 1998 Charge                               (473)             (39)         (326)        (187)      (1,025)
     First Quarter 1998 Charge - Change in Estimates          434             (966)          281          251           --
     Fourth Quarter 1998 Charge                                --           (3,285)       (1,225)      (1,446)      (5,956)
     Third Quarter 1999 Charge                            (28,405)              --       (21,524)      (1,758)     (51,687)
                                                         --------        ---------     ---------    ---------    ---------
Total 1999 Usage                                          (28,444)          (4,290)      (22,794)      (3,140)     (58,668)
                                                         --------        ---------     ---------    ---------    ---------

Balance, December 31, 1999                                    954            3,555           152        2,030        6,691

2000 Usage:
     First Quarter 1998 Charge                                 (2)            (175)           --           (2)        (179)
     Fourth Quarter 1998 Charge                                --             (494)          (49)        (184)        (727)
     Third Quarter 1999 Charge                               (949)            (708)         (140)        (163)      (1,960)
     Third Quarter 1999 Charge - Change in Estimates          100             (499)           90          309           --
                                                         --------        ---------     ---------    ---------    ---------
Total 2000 Usage                                             (851)          (1,876)          (99)         (40)      (2,866)
                                                         --------        ---------     ---------    ---------    ---------

Balance, December 31, 2000                               $    103        $   1,679     $      53    $   1,990    $   3,825
                                                         ========        =========     =========    =========    =========


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Concentra Operating Corporation:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Concentra Operating Corporation and have issued our report thereon dated February 14, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of the consolidated financial statement schedules is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                               /s/ ARTHUR ANDERSEN LLP

                                               ARTHUR ANDERSEN LLP

Dallas, Texas
February 14, 2001

                               INDEX TO EXHIBITS

                          INCORPORATION BY REFERENCE

Exhibit
Number                                   Description
-------                                  -----------
    2.1 Agreement and Plan of Reorganization dated August 29, 1997, among CRA Managed Care, Inc. and OccuSystems, Inc. and the Registrant (incorporated by reference as Exhibit 2.1 to Concentra Holding's Annual Report on Form 10-K for the year ended December 31, 1997).

    2.2 Agreement and Plan of Merger dated February 24, 1998, among Concentra Inc., formerly known as Concentra Managed Care, Inc. ( "Concentra Holding ") and Preferred Payment Systems, Inc. (incorporated by reference to Exhibit 2.2 to Concentra Holding's Annual Report on Form 10-K for the year ended December 31, 1997).


    2.3 Agreement and Plan of Merger dated March 2, 1999, between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding's Current Report on Form 8-K filed on March 3, 1999).

    2.4 Amended and Restated Agreement and Plan of Merger dated March 24, 1999, between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding's Current Report on Form 8-K filed on July 14, 1999).

   *3.1   Articles of Incorporation of Concentra Operating Corporation
            ("Concentra Operating")

   *3.2   Amended and Restated By-Laws of Concentra Operating.

   *3.3   Articles of Incorporation of Concentra Management Services, Inc.

   *3.4   Amended and Restated By-Laws of Concentra Management Services, Inc.

   *3.5   Amended and Restated Certificate of Incorporation of Concentra
            Preferred Systems, Inc.

   *3.6   Amended and Restated By-Laws of Concentra Preferred Systems, Inc.

   *3.7   Amended and Restated Certificate of Incorporation of First Notice
            Systems, Inc.

   *3.8   Amended and Restated By-Laws of First Notice Systems, Inc.

   *3.9   Amended and Restated Charter of Focus Healthcare Management, Inc.

  *3.10   Amended and Restated By-Laws of Focus Healthcare Management, Inc.

  *3.11   Amended and Restated Articles of Incorporation of CRA Managed Care of
            Washington, Inc.

  *3.12   Amended and Restated By-Laws of CRA Managed Care of Washington, Inc.

  *3.13   Articles of Incorporation of CRA-MCO, Inc.

  *3.14   Amended and Restated By-Laws of CRA-MCO, Inc.

  *3.15   Amended and Restated Articles of Incorporation of Drug-Free
            Consortium, Inc.

  *3.16   Amended and Restated By-Laws of Drug-Free Consortium, Inc.

  *3.17   Articles of Organization of Concentra Managed Care Services, Inc.

  *3.18   Amended and Restated By-Laws of Concentra Managed Care Services, Inc.

  *3.19   Amended and Restated Articles of Incorporation of Concentra Health
            Services, Inc.

  *3.20   Amended and Restated By-Laws of Concentra Health Services, Inc.

  *3.21   Agreement and Declaration of Trust of Concentra Managed Care Business
            Trust.

  *3.22   Agreement of Limited Partnership of OccuCenters I, L.P.

  *3.23   Amended and Restated Articles of Incorporation of OCI Holdings, Inc.

  *3.24   Amended and Restated By-Laws of OCI Holdings, Inc.

  *3.25   Amended and Restated Articles of Incorporation of Hillman Consulting,
            Inc.

  *3.26   Amended and Restated By-Laws of Hillman Consulting, Inc.

   *4.1   Indenture dated as of August 17, 1999, between Concentra Operating and
            United States Trust Company of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009.

   *4.2   Indenture dated as of August 17, 1999, between Concentra Holding and
            United States Trust Company of New York, as Trustee, relating to the 14% Senior Discount Debentures due 2010.

    4.3 Indenture dated as of December 24, 1996, between OccuSystems, Inc. ("OccuSystems") and United States Trust Company of New York, as Trustee, (the "OccuSystems Indenture") relating to the 6% Convertible Subordinated Notes due 2001 (incorporated by reference to Exhibit 4.1 to OccuSystems' Registration Statement on Form S-3 filed on January 31, 1997).

    4.4 First Supplemental Indenture dated as of August 29, 1997, between OccuSystems, Concentra Holding and United States Trust Company of New York, as Trustee, relating to the 6% Convertible Subordinated Notes due 2001 (incorporated by reference to Exhibit 4.2 to Concentra Holding's Annual Report on Form 10-K for the year ended December 31, 1997).

   *4.5   Second Supplemental Indenture dated as of August 17, 1999, between
            Concentra Holding and United States Trust Company of New York, as Trustee, relating to the 6% Convertible Subordinated Notes due 2001.

   *4.6   Warrant Agreement dated as of August 17, 1999, by and among Concentra
            Holding and the several persons named on Schedule I thereto.

    4.7 Form of 13% Series B Senior Subordinated Notes due 2009 of Concentra Operating (included in Exhibit 4.1).

    4.8 Form of 14% Senior Discount Debentures due 2010 of Concentra Holding (included in Exhibit 4.2).

    4.9 Form of 6% Convertible Subordinated Notes due 2001 of Concentra Holding (included in Exhibit 4.3).

   4.10 Form of Warrant to acquire Concentra Holding common stock (included in Exhibit 4.8).

  *4.11   Registration Rights Agreement dated as of August 17, 1999 by and among
            Concentra Operating, the Guarantors set forth on the signature pages thereof, and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and Fleet Securities, Inc., as initial purchasers.

  *4.12   Registration Rights Agreement dated as of August 17, 1999 by and among
            Concentra Holding, and the persons named in Schedules I and II thereto.

   *10.1   Purchase Agreement dated August 17, 1999, by and among Concentra
             Operating, the Guarantors set forth on the signature pages thereof, and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and Fleet Securities, Inc., as initial purchasers, relating to the issuance and sale of $190,000,000 aggregate principal amount of Concentra Operating's 13% Senior Subordinated Notes due 2009, Series A.

   *10.2   Credit Agreement dated as of August 17, 1999, among Concentra
             Holding, Concentra Operating, the Several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as Co-Documentation Agents, and DLJ Capital Funding, Inc., as Syndication Agent.

    10.3 Credit Facility Agreement dated as of August 17, 1999, by and among Concentra Holding, Concentra Operating, the Several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as co-Documentation Agents and DLJ Capital Funding, Inc., as Syndication Agent, Amended and Restated as of March 21, 2000 (incorporated by reference to Exhibit 10.3 to Concentra Operating's Annual Report on Form 10-K for the year ended December 31, 1999).

   *10.4   Purchase Agreement dated August 17, 1999, by and among Concentra
             Holding and the several persons named on Schedule I thereto, relating to the issuance and sale of $110,000,000 aggregate face amount of Concentra Holding's 14% Senior Discount Debentures due 2010 and Warrants to acquire Concentra Holding common stock.

 ++*10.5   Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock
             Purchase Plan.

  ++10.6   Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan
             (incorporated by reference to Appendix G to the Joint Proxy Statement/Prospectus forming a part of Concentra Holding's Registration Statement on Form S-4 filed on July 31, 1997).

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

 ++10.10   First Amended and Restated OccuSystems, Inc. and its Subsidiaries and
             Affiliates Stock Option and Restricted Stock Purchase Plan dated April 28, 1992 (incorporated by reference to Exhibit 10.11 to OccuSystems' Registration Statement on Form S-1 filed on May 8,
             1995).

++*10.11   Employment Agreement dated as of August 17, 1999, between Concentra
             Holding and W. Tom Fogarty.

++*10.12   Employment Agreement dated as of August 17, 1999, between Concentra
             Holding and James M. Greenwood.

 ++*10.13  Employment Agreement dated as of August 17, 1999, between Concentra
             Holding and Richard A. Parr II.

 ++*10.14  Employment Agreement dated as of August 17, 1999, between Concentra
             Holding and Daniel J. Thomas.

 ++*10.15  Employment Agreement dated as of August 17, 1999, between Concentra
             Holding and Thomas E. Kiraly.

++**10.16  Employment Agreement dated as of December 4, 2000, between Concentra
             Holding and William H. Comte.

    10.17 Indemnification Agreement dated as of September 17, 1997, between Concentra Holding and Daniel J. Thomas (identical agreements were executed between Concentra Holding and each of the following:
             Joseph F. Pesce, Richard A. Parr II, James M. Greenwood, W. Tom Fogarty, Kenneth Loffredo, Mitchell T. Rabkin, George H. Conrades, Robert A. Ortenzio, Lois E. Silverman, Paul B. Queally, John K. Carlyle) (incorporated by reference to Exhibit 10.17 to Concentra Holding's Annual Report on Form 10-K for the year ended December 31, 1997).

    10.18 Indemnification Agreement dated as of May 13, 1998, between Concentra Holding and Hon. Willis D. Gradison, Jr. (identical agreements executed between Concentra Holding and Stephen Read (dated December 16, 1997), Richard D. Rehm, M.D. (dated May 13, 1998), Eliseo Ruiz III (dated May 11, 1998), Scott Henault (dated September 17, 1997), Darla Walls (dated December 16, 1997), Jeffrey R. Luber (dated December 16, 1997) and Martha Kuppens (dated December 16, 1997)) (incorporated by Reference to Exhibit 10.3 to Concentra Holding's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

    10.19 Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between Concentra Health Services, Inc. (formerly OccuCenters, Inc.) ("CHS") and Occupational Health Centers of Southwest, P.A., a Texas professional association (incorporated by reference to Exhibit 10.6 to OccuSystems' Annual Report on Form 10-K for the year ended December 31, 1995).

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

   *10.22 Stockholders Agreement dated as of August 17, 1999 by and among Concentra Holding and the several persons named in Schedules I and II thereto.

  *10.23   Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Holding and the several persons named in Schedules I and II thereto.

  **12.1   Statements re Computation of Ratios (included in the financial statements of Concentra Operating).

  **21.1   Subsidiaries of Concentra Operating.

   *23.2   Consent of Arthur Andersen LLP.
____________
  * Incorporated by reference to the Registrants' Registration Statement on Form S-4, initially filed on November 12, 1999.
**   Filed herewith.
++ Indicates that Exhibit is a management contract or compensatory plan or arrangement.