Form 10-Q
period 2001-03-31
CONCENTRA OPERATING CORP
filed 2001-05-11
CIK 1098690

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

                 For the quarterly period ended March 31, 2001

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

As of May 1, 2001, the Registrant had outstanding an aggregate of 1,000 shares of its common stock, $.01 par value. The Registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation, which, as of May 1, 2001, had 25,970,083 shares outstanding of its common stock, $.01 par value.

================================================================================

                        CONCENTRA OPERATING CORPORATION
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                                                Page
                                                                                                                              ----
     Item 1.  Financial Statements

          Consolidated Balance Sheets at March 31, 2001 (Unaudited) and December 31, 2000                                        3

          Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2001 and 2000                   4

          Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2001 and 2000                   5

          Notes to Consolidated Financial Statements (Unaudited)                                                                 6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                              9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                        13


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                                                  14

     Signature                                                                                                                  14

     Exhibit Index                                                                                                              15

ITEM 1.   FINANCIAL STATEMENTS

                        CONCENTRA OPERATING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                                 March 31,        December 31,
                                                                                   2001               2000
                                                                                 --------           --------
                                                                                (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                      $  6,084           $  6,549
  Accounts receivable, net                                                        165,586            160,418
  Prepaid expenses and other current assets                                        26,198             24,679
                                                                                 --------           --------
     Total current assets                                                         197,868            191,646

Property and equipment, net                                                       109,293            109,110
Goodwill and other intangible assets, net                                         333,479            323,162
Other assets                                                                       32,773             32,937
                                                                                 --------           --------
     Total assets                                                                $673,413           $656,855
                                                                                 ========           ========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Revolving credit facility                                                      $ 17,000           $     --
  Current portion of long-term debt                                                 5,208              5,228
  Accounts payable and accrued expenses                                            65,740             70,189
                                                                                 --------           --------
     Total current liabilities                                                     87,948             75,417

Long-term debt, net                                                               555,273            556,334
Long-term deferred tax and other liabilities                                       51,447             51,589
Fair value of hedging arrangements                                                 16,312              9,586
                                                                                 --------           --------
     Total liabilities                                                            710,980            692,926

Stockholder's equity (deficit):
 Common stock                                                                          --                 --
 Paid-in capital                                                                   16,104             13,476
 Retained deficit                                                                 (53,671)           (49,547)
                                                                                 --------           --------
     Total stockholder's equity (deficit)                                         (37,567)           (36,071)
                                                                                 --------           --------
     Total liabilities and stockholder's equity (deficit)                        $673,413           $656,855
                                                                                 ========           ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
                                (in thousands)


                                                                         Three Months Ended
                                                                             March  31,
                                                                 ------------------------------------
                                                                        2001                 2000
                                                                      --------             --------
Revenue:
 Health Services                                                      $103,677             $ 94,260
 Network Services                                                       42,345               40,919
 Care Management Services                                               52,061               45,917
                                                                      --------             --------
     Total revenue                                                     198,083              181,096

Cost of Services:
 Health Services                                                        85,426               76,995
 Network Services                                                       26,247               25,447
 Care Management Services                                               45,295               41,800
                                                                      --------             --------
     Total cost of services                                            156,968              144,242
                                                                      --------             --------
       Total gross profit                                               41,115               36,854

General and administrative expenses                                     18,671               16,919
Amortization of intangibles                                              3,677                3,566
                                                                      --------             --------
   Operating income                                                     18,767               16,369

Interest expense, net                                                   16,910               16,141
(Gain) loss on change in fair value of hedging arrangements              6,726               (1,537)
Other, net                                                                   7                 (196)
                                                                      --------             --------
   Income (loss) before income taxes                                    (4,876)               1,961
Provision (benefit) for income taxes                                      (554)                 893
                                                                      --------             --------
     Net income (loss)                                                $ (4,322)            $  1,068
                                                                      ========             ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
                                (in thousands)


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------------
                                                                                       2001                  2000
                                                                                     --------              --------
Operating Activities:
 Net income (loss)                                                                   $ (4,322)             $  1,068
 Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Depreciation of property and equipment                                              6,504                 5,947
    Amortization of intangibles                                                         3,677                 3,566
    (Gain) loss on change in fair value of hedging arrangements                         6,726                (1,537)
 Changes in assets and liabilities:
    Accounts receivable, net                                                           (3,119)               (5,325)
    Prepaid expenses and other assets                                                  (1,354)                 (288)
    Accounts payable and accrued expenses                                              (3,500)              (18,475)
                                                                                     --------              --------
     Net cash provided by (used in) operating activities                                4,612               (15,044)
                                                                                     --------              --------

Investing Activities:
 Acquisitions, net of cash acquired                                                   (15,006)               (2,709)
 Purchase of property and equipment                                                    (5,990)               (7,741)
                                                                                     --------              --------
     Net cash used in investing activities                                            (20,996)              (10,450)
                                                                                     --------              --------

Financing Activities:
 Borrowings under revolving credit facilities                                          17,000                20,500
 Payment of deferred financing costs                                                        -                (1,681)
 Proceeds from the issuance of long-term debt                                               -                    52
 Repayments of long-term debt                                                          (1,081)               (1,004)
                                                                                     --------              --------
     Net cash provided by financing activities                                         15,919                17,867
                                                                                     --------              --------

Net Decrease in Cash and Cash Equivalents                                                (465)               (7,627)

Cash and Cash Equivalents, beginning of period                                          6,549                14,371
                                                                                     --------              --------

Cash and Cash Equivalents, end of period                                             $  6,084              $  6,744
                                                                                     ========              ========

 Supplemental Disclosure of Cash Flow Information:
 Interest paid                                                                       $ 20,718              $ 23,145
 Income taxes paid                                                                   $    441              $      -
 Liabilities and debt assumed in acquisitions                                        $    743              $  5,206

             The accompanying notes are an integral part of these
                       consolidated financial statements

                        CONCENTRA OPERATING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     The accompanying unaudited consolidated financial statements have been prepared by Concentra Operating Corporation (the "Company" or "Concentra Operating") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Results for interim periods should not be considered indicative of results for a full year. These consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes for the year ended December 31, 2000, included in the Company's 2000 Form 10-K, where certain terms have been defined. Earnings per share has not been reported for all periods presented, as Concentra Operating is a wholly-owned subsidiary of Concentra Inc. ("Concentra Holding") and has no publicly held shares.

(1)  Recent Accounting Pronouncement

     In February 2001, the Financial Accounting Standards Board issued a revision to a previously issued exposure draft covering business combinations proposing new accounting guidance related to goodwill. Under the proposed standard, the carrying amount of goodwill would no longer be amortized and would be reduced only if it was found to be impaired. Goodwill would be tested for impairment when events or circumstances occur indicating that goodwill might be impaired. Under this proposed standard, the net assets of a reporting unit would be subtracted from the fair value of that reporting unit to determine the implied fair value of goodwill. Impairment loss would then be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. The provisions of this proposed standard would be effective for fiscal quarters beginning after the issuance of a final statement. Management believes the adoption of this standard, as it is proposed, will have a material impact on its financial statements in that its income will be increased by an amount equal to the amortization expenses that would have otherwise been charged to earnings under current accounting standards. Additionally, the Company's future earnings may periodically be affected in a materially adverse manner should particular segments of its goodwill balances become impaired pursuant to the proposed valuation methodology.

(2)  Revolving Credit Facility and Long-Term Debt

     The Company's long-term debt as of March 31, 2001, and December 31, 2000, consisted of the following (in thousands):

                                                                                  March 31,                   December 31,
                                                                                    2001                          2000
                                                                                  --------                      --------

     Term Facilities:
        Tranche B due 2006                                                        $246,250                      $246,875
        Tranche C due 2007                                                         123,126                       123,438
     13.0% Senior Subordinated Notes due 2009                                      190,000                       190,000
     Other                                                                           1,105                         1,249
                                                                                  --------                      --------
                                                                                   560,481                       561,562
       Less: Current maturities                                                     (5,208)                       (5,228)
                                                                                  --------                      --------
     Long-term debt, net                                                          $555,273                      $556,334
                                                                                  ========                      ========

     The Company had revolving credit borrowings of $17.0 million at March 31, 2001, and no revolving credit borrowings at December 31, 2000. As of March 31, 2001, and December 31, 2000, accrued interest was $7.2 million and $11.6 million, respectively.

     The $475 million senior secured credit agreement ("Credit Facility") and the $190 million 13% Senior Subordinated Notes ("13% Subordinated Notes") contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company's capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, capital

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, for the first quarter of 2001. These ratio tests become more restrictive for future periods. The Company's ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. The Company's obligations under the Credit Facility are secured by a pledge of stock in the Company's subsidiaries and a pledge of the Company's and its subsidiaries' assets.

     The fair value of the Company's borrowings under the Credit Facility was $376.7 million and $333.3 million, as of March 31, 2001 and December 31, 2000, respectively. The fair value of the Company's 13% Subordinated Notes was $197.6 million and $168.2 million at March 31, 2001 and December 31, 2000, respectively. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

(3)  Segment Information

     Operating segments represent components of the Company's business which are evaluated regularly by key management in assessing performance and resource allocation. The Company has determined that its reportable segments consist of its Health Services, Network Services and Care Management Services groups.

     Health Services provides specialized injury and occupational healthcare services to employers through its network of health centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides a full complement of non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. Health Services owns all the operating assets of the occupational health care centers, including leasehold interests and medical equipment.

     The Network Services segment reflects those businesses that involve the review and repricing of provider bills and which are routinely compensated based on the degree to which the Company achieves savings for its clients. This segment includes our specialized preferred provider organization, provider bill review, out-of-network bill review and first report of injury services.

     Care Management Services reflects the Company's professional services aimed at curtailing the cost of workers' compensation and auto claims through field case management, telephonic case management, independent medical examinations and utilization management. These services also concentrate on monitoring the timing and appropriateness of medical care.

     As discussed in the Company's 2000 Form 10-K, the Company changed the composition of segment identifiable assets to the groups identified above effective January 1, 2001. Revenues from individual customers, revenues between business segments and revenues, operating profit and identifiable assets of foreign operations are not significant.

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


     The Company's unaudited consolidated statements of operations on a segment basis were as follows (in thousands):

                                                             For The Three Months Ended
                                                                      March 31,
                                                       ----------------------------------------
                                                             2001                     2000
                                                           --------                 --------
Revenue:
  Health Services                                          $103,677                 $ 94,260
  Network Services                                           42,345                   40,919
  Care Management Services                                   52,061                   45,917
                                                           --------                 --------
                                                            198,083                  181,096
Gross profit:
  Health Services                                            18,251                   17,265
  Network Services                                           16,098                   15,472
  Care Management Services                                    6,766                    4,117
                                                           --------                 --------
                                                             41,115                   36,854
Operating income:
  Health Services                                             9,194                    9,129
  Network Services                                           11,247                   11,084
  Care Management Services                                    3,579                    1,425
  Corporate general and administrative expenses              (5,253)                  (5,269)
                                                           --------                 --------
                                                             18,767                   16,369

Interest expense                                             17,061                   16,221
Interest income                                                (151)                     (80)
(Gain) loss on change in fair value of hedging
 arrangements                                                 6,726                   (1,537)
Other, net                                                        7                     (196)
                                                           --------                 --------
Income (loss) before income taxes                            (4,876)                   1,961
Provision (benefit) for income taxes                           (554)                     893
                                                           --------                 --------
Net income (loss)                                          $ (4,322)                $  1,068
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

     Reference is hereby made to the Company's Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission, where certain terms have been defined and for certain considerations that could cause actual results to differ materially from those contained in this document.

     Overview

     Concentra Operating Corporation (the "Company") is a leading provider of healthcare management and cost containment services to the workers' compensation, auto insurance and disability insurance markets. The Company is also a leading provider of out-of-network medical claims review to the group health marketplace and performs non-injury healthcare services. Our comprehensive services are comprised of the following groups: Health Services, Network Services and Care Management Services.

     Health Services provides specialized injury and occupational healthcare services to employers through our network of health centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides a full complement of non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. For the three months ended March 31, 2001 and 2000, Health Services derived 66.6% and 63.6% of its net revenue from the treatment of work-related injuries and illnesses, respectively and 33.4% and 36.4% of its net revenue from non-injury related medical services, respectively.

     The Network Services segment reflects those businesses that involve the review and repricing of provider bills and which are routinely compensated based on the degree to which the Company achieves savings for its clients. This segment includes our specialized preferred provider organization, provider bill review, out-of-network bill review and first report of injury services.

     Care Management Services reflects the Company's professional services aimed at curtailing the cost of workers' compensation and auto claims through field case management, telephonic case management, independent medical examinations and utilization management. These services also concentrate on monitoring the timing and appropriateness of medical care.

     The following table provides certain information concerning our service locations:

                                                                                Year Ended             Three Months Ended
                                                                               December 31,              March 31, 2000
                                                                           ---------------------       ------------------
                                                                             1999         2000                   2001
                                                                           --------     --------               --------
Service locations at the end of the period:
 Occupational healthcare centers(1).                                          209          216                    224
 Network Services                                                              35           34                     34
 Care Management Services                                                     107          106                    105
Occupational healthcare centers acquired during the period(2)                  53            8                      7
Occupational healthcare centers developed during the period                    --           --                     --
Occupational healthcare centers--same market revenue growth(3)                8.1%         8.8%                   6.7%

----------
(1) Does not include the assets of the occupational healthcare centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.

(2) Represents the assets of occupational healthcare centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period.

(3) Same market revenue growth sets forth the aggregate net change from the prior period for all markets in which Health Services has operated healthcare centers for longer than one year (excluding revenue growth due to acquisitions of additional centers).

Results of Operations for the Three Months Ended March 31, 2001 and 2000

Revenue

     Total revenue increased 9.4% in the first quarter of 2001 to $198.1 million from $181.1 million in the first quarter of 2000 due to growth in all business segments. The largest portion of this growth came from Health Services, which increased 10.0% in the first quarter of 2001 to $103.7 million from $94.3 million in the first quarter of 2000. Care Management Services also contributed significantly to this additional revenue with a 13.4% increase to $52.1 million in the first quarter of 2001 from $45.9 million in the first quarter of 2000. To a lesser extent, Network Services also provided additional revenue with a 3.5% increase to $42.3 million in the first quarter of 2000 from $40.9 million in the same quarter of the prior year.

     Health Services' revenue growth resulted primarily from the acquisition of practices and an increase of business in existing markets. The increased revenue from new center growth was a result of seven new centers acquired in the last three quarters of 2000 and seven new centers acquired in the first quarter of 2001. The number of visits to Health Services' centers in the first quarter of 2001 increased 7.2% in total compared with the first quarter of 2000 and 2.7% on a same-market basis. On a same-market basis, average revenue per visit increased 4.0% for the quarter as compared to the same period in the prior year. A higher relative mix of injury-related visits as compared to non-injury related visits contributed to this improvement. The average fees charges for injury visits are generally higher than those charged for non-injury related visits. Injury-related visits constituted 49.7% of total visits in the first quarter of 2001 as compared to 49.0% in the first quarter of 2000. We currently anticipate that the percentage of injury visits will remain relatively stable during the next several quarters.

     The increase in Network Services revenue is largely attributed to growth in out-of-network group health medical bill review revenue in the first quarter of 2001 over the same period in 2000. This increase is primarily due to increased bill volume, and is partially offset by decreased average bill size. We currently anticipate that we will have to continue to review a greater number of bills with this smaller average bill size in the future to achieve the same level of revenue. Also contributing to this growth was an increase in revenue from our specialized preferred provider organization network access services. Decreases in revenue from our retrospective medical bill review and first report of injury services partially offset the overall growth in Network Services revenue. We currently anticipate that our retrospective medical bill review and first report of injury services will begin to demonstrate modest growth during the latter part of the current year and that our specialized preferred provider organization network access services business line will continue to provide growth consistent with current levels.

     Revenue growth for Care Management Services was due primarily to increased in field case management services and, to a lesser extent, increases in independent medical examinations and telephonic case management services. Higher business volumes and referral rates in the first quarter of 2001 as compared to the same period in 2000 were the primary factors that contributed to our field case management growth. At this time, we anticipate continuing moderate growth in this business segment.

Cost of Services

     Total cost of services increased 8.8% in the first quarter of 2001 to $157.0 million from $144.2 million in the first quarter of 2000. The largest portion of this cost of services increase came from Health Services, which grew 11.0% in the first quarter of 2001 to $85.4 million from $77.0 million in the first quarter of 2000. Cost of services for Care Management Services increased 8.4% to $45.3 million in the first quarter of 2001 from $41.8 million in the same period of 2000. Network Services growth in cost of services of 3.1% to $26.2 million in the first quarter of 2001 from $25.4 million in the first quarter of 2000 also contributed to the increased cost of services.

     Total gross profit increased 11.6% to $41.1 million in the first quarter of 2001 from $36.9 million in the first quarter of 2000. As a percentage of revenue, gross profit increased to 20.8% in the first quarter of 2001 from 20.4% in the same quarter of 2000. This percentage increase is primarily due to Care Management Services' gross profit increase to 13.0% in the first quarter of 2001 from 9.0% in the first quarter of 2000. Also, Network Services' gross profit increased to 38.0% in the first quarter of 2001 from 37.8% in the first quarter of 2000. However, Health Services' growth profit decreased slightly to 17.6% in the first quarter of 2001 from 18.3% in the first quarter of 2000.

     Health Services' slight gross profit decrease relates primarily to the impact of lower margins from practices recently acquired and developed and somewhat lower visit growth rates during the last quarter than had previously been anticipated. Health Services acquired 8 centers in 2000 and 7 in the first quarter of 2001. Historically, consolidated gross profit is initially negatively impacted due to lower margins from centers recently acquired. However, as we have consolidated certain functions, made other staff-related changes and increased patient volume, the margins of our acquired centers have demonstrated improvements. We will continue to pursue acquisitions of clinics in 2001 that complement our existing centers.

     The slight increase in Network Services' gross profit primarily relates to increased revenue from our specialized preferred provider organization network access services. This growth is partially offset by increased costs within our out-of-network group health medical bill review business associated with processing higher bill volumes with a lower average price per bill. We currently expect these trends to continue at the same level.

     Care Management Services' gross profit increase is primarily due to increased revenue from our independent medical examinations and field case management services, partially offset by increased expenses for telephonic case management services. At this time, we anticipate the improved revenue trends to continue and the telephonic case management services margins to stabilize.

General and Administrative Expenses

     General and administrative expenses increased 10.4% in the first quarter of 2001 to $18.7 million from $16.9 million in the first quarter of 2000, or 9.4% and 9.3% as a percentage of revenue for the first quarters of 2001 and 2000, respectively. This increase was primarily due to our continued investment in support personnel and information technology in order to support recent and planned growth.

Amortization of Intangibles

     Amortization of intangibles increased 3.1% in the first quarter of 2001 to $3.7 million from $3.6 million in the first quarter of 2000, or 1.9% and 2.0% as a percentage of revenue for the first quarters of 2001 and 2000, respectively. The increase is primarily the result of the amortization of goodwill, associated with acquisitions by Health Services.

Interest Expense

     Interest expense increased $0.8 million in the first quarter of 2001 to $16.9 million from $16.1 million in the first quarter of 2000 due primarily to additional interest related to the amendment of our credit facility in the first quarter of 2000. We currently expect interest expense for 2001 to be approximately $69.0 million. As of March 31, 2001, approximately 67.0% of our debt contains floating rates. Although we utilize interest rate hedges to manage a significant portion of this market exposure, rising interest rates would negatively impact our results. See "Liquidity and Capital Resources" and "Item
3. Quantitative and Qualitative Disclosures About Market Risk."

Interest Rate Hedging Arrangements

     We utilize interest rate collars to reduce our exposure to variable interest rates and, in part, because it is required under our current senior secured credit agreement. These collars generally provide for certain ceilings and floors on interest payments as the three-month LIBOR rate increases and decreases, respectively. The changes in fair value of this combination of ceilings and floors are recognized each period in earnings. We recorded a loss of $6.7 million in the first quarter of 2001 and a gain of $1.5 million in the first quarter of 2000, based upon the change in the fair value of our interest rate collar agreements. This earnings impact and any subsequent changes in our earnings as a result of the changes in the fair values of the interest rate collars are non-cash charges or credits and do not impact cash flows from operations or operating income. There have been, and may continue to be, periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. Further, if we hold these collars to maturity (2004 and 2005), the earnings adjustments will offset each other on a cumulative basis and will ultimately equal zero.

Provision for Income Taxes

     We recorded a tax benefit of $0.6 million in the first quarter of 2001 compared with a tax provision of $0.9 million in the first quarter of 2000, which reflects effective tax rates of 11.4% and 45.5%, respectively. The effective rate differs from the statutory rate due to the non-deductibility of goodwill and certain fees and expenses associated with acquisition costs, and to a lesser extent, the impact of state income taxes.

Liquidity and Capital Resources

     We provided $4.6 million in cash from operating activities for the three months ended March 31, 2001, and used $15.0 million for the same three month period last year. During the first three months of 2001, $8.0 million of cash was used for working capital purposes, primarily related to increases in accounts receivable of $3.1 million and in prepaid expenses and other assets of $1.4 million and a decrease in accounts payable and accrued expenses of $3.5 million. Accounts receivable increased primarily due to continued revenue growth, while accounts payable and accrued expenses decreased primarily due to the timing of certain payments, including payment of accrued interest on the Company's 13% Subordinated Notes and payroll-related items. The increase in cash from operating activities in the first quarter of 2001 as compared to the same period in 2000 was primarily a result of increased earnings, improved capital management and better collections on accounts receivable.

     During the quarter ended March 31, 2001, we made approximately $0.2 million in cash payments related to the non-recurring charges that occurred in the first quarter of 1998, fourth quarter of 1998 and third quarter of 1999. At March 31, 2001 approximately $3.6 million of the non-recurring charges remain for professional fees and services, as well as remaining facility lease obligations. We anticipate that the majority of these charges will be used over the next 12 months.

     For the three months ended March 31, 2001, we used net cash of $15.0 million in connection with acquisitions and $6.0 million of cash to purchase property and equipment during the first quarter of 2001, the majority of which was spent on new computer hardware and software technology, as well as leasehold improvements.

     Cash flows provided by financing activities of $15.9 million was due primarily from $17.0 million in additional borrowings under our revolving credit facilities, partially offset by $1.1 million in debt repayments.

     We were in compliance with our covenants, including our financial covenant ratio tests, in the first quarter of 2001. At March 31, 2001, we had borrowings outstanding under our revolving credit facility of $17.0 million.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. In order to hedge this risk under our current credit agreements, we have utilized interest rate collars. We do not hold or issue derivative financial instruments for trading purposes and are not a party to any leveraged derivative transactions. Sensitivity analysis is one technique used to measure the impact of changes in the interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value or cash flows. However, the same hypothetical 10% movement in interest rates would change the fair value of our hedging arrangements and pretax earnings by $4.4 million as of March 31, 2001. For more information on the interest rate collars, see Note 5 in the audited consolidated financial statements of the Company's 2000 Form 10-K.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

          None

(b)  Reports on Form 8-K during the quarter ended March 31, 2001:

          Form 8-K dated February 13, 2001 regarding the Company's press release announcing the Company's earnings for the three months and year ended December 31, 2000 and the name change of Concentra Operating Corporation's parent corporation from Concentra Managed Care, Inc. to Concentra Inc.

          Form 8-K dated March 27, 2001 regarding the Company's press release announcing the Company's changes in business segment reporting.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CONCENTRA OPERATING CORPORATION


May 11, 2001                       By:   /s/   Thomas E. Kiraly
                                   ----------------------------------------
                                   Thomas E. Kiraly
                                   Executive Vice President,
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial and Accounting
                                     Officer)

EXHIBIT INDEX

                                                                            Page
                                                                            ----



None