Form 10-Q
period 2001-06-30
CONCENTRA OPERATING CORP
filed 2001-08-09
CIK 1098690

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

                  For the quarterly period ended June 30, 2001

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

                                (972) 364-8000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---     ---

As of August 1, 2001, the Registrant had outstanding an aggregate of 1,000 shares of its common stock, $.01 par value. The Registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation, which, as of August 3, 2001, had 25,983,196 shares outstanding of its common stock, $.01 par value.

===============================================================================

                        CONCENTRA OPERATING CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                                           Page
  Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets at June 30, 2001 (Unaudited) and December 31, 2000                           3

       Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2001                 4
         and 2000

       Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2001 and 2000                  5

       Notes to Consolidated Financial Statements (Unaudited)                                                             6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                          9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                    13


PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders                                                           14

  Item 6.  Exhibits and Reports on Form 8-K                                                                              14

  Signature                                                                                                              14

  Exhibit Index                                                                                                          15


ITEM 1.    FINANCIAL STATEMENTS

                        CONCENTRA OPERATING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                  June 30,       December 31,
                                                                                    2001             2000
                                                                                -----------      ------------
                                                                                (Unaudited)
                                       ASSETS

Current assets:
  Cash and cash equivalents                                                      $  5,280           $  6,549
  Accounts receivable, net                                                        173,652            160,418
  Prepaid expenses and other current assets                                        28,232             24,679
                                                                                 --------           --------
     Total current assets                                                         207,164            191,646

Property and equipment, net                                                       108,545            109,110
Goodwill and other intangible assets, net                                         331,697            323,162
Other assets                                                                       29,957             32,937
                                                                                 --------           --------
     Total assets                                                                $677,363           $656,855
                                                                                 ========           ========

                         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Revolving credit facility                                                      $     --           $     --
  Current portion of long-term debt                                                 4,288              5,228
  Accounts payable and accrued expenses                                            82,958             70,189
                                                                                 --------           --------
     Total current liabilities                                                     87,246             75,417

Long-term debt, net                                                               555,163            556,334
Long-term deferred tax and other liabilities                                       50,438             51,589
Fair value of hedging arrangements                                                 12,666              9,586
                                                                                 --------           --------
     Total liabilities                                                            705,513            692,926

Stockholder's equity (deficit):
 Common stock                                                                          --                 --
 Paid-in capital                                                                   17,590             13,476
 Retained deficit                                                                 (45,740)           (49,547)
                                                                                 --------           --------
     Total stockholder's equity (deficit)                                         (28,150)           (36,071)
                                                                                 --------           --------
     Total liabilities and stockholder's equity (deficit)                        $677,363           $656,855
                                                                                 ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
                                 (in thousands)



                                                       Three Months Ended                          Six Months Ended
                                                            June 30,                                   June 30,
                                                 ------------------------------             ---------------------------
                                                     2001              2000                     2001           2000
                                                   --------          --------                 --------       --------
Revenue:
 Health Services                                   $112,319          $103,004                 $215,996       $197,264
 Network Services                                    45,331            38,862                   87,676         79,781
 Care Management Services                            54,274            48,482                  106,335         94,399
                                                   --------          --------                 --------       --------
     Total revenue                                  211,924           190,348                  410,007        371,444

Cost of Services:
 Health Services                                     86,684            80,113                  172,110        157,108
 Network Services                                    27,301            24,929                   53,548         50,376
 Care Management Services                            47,264            42,186                   92,559         83,986
                                                   --------          --------                 --------       --------
     Total cost of services                         161,249           147,228                  318,217        291,470
                                                   --------          --------                 --------       --------

       Total gross profit                            50,675            43,120                   91,790         79,974

General and administrative expenses                  19,924            16,246                   38,595         33,165
Amortization of intangibles                           3,813             3,658                    7,490          7,224
                                                   --------          --------                 --------       --------
       Operating income                              26,938            23,216                   45,705         39,585

Interest expense, net                                16,753            17,595                   33,663         33,736
(Gain) loss on change in fair value of               (3,646)            2,483                    3,080            946
   hedging arrangements
Other, net                                              298                73                      305           (123)
                                                   --------          --------                 --------       --------
   Income before income taxes                        13,533             3,065                    8,657          5,026
Provision for income taxes                            5,802             1,921                    5,248          2,814
                                                   --------          --------                 --------       --------

   Net income                                      $  7,731          $  1,144                 $  3,409       $  2,212
                                                   ========          ========                 ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONCENTRA OPERATING CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
                                 (in thousands)




                                                                                       Six Months Ended June 30,
                                                                               --------------------------------------
                                                                                       2001                 2000
                                                                                     --------             --------
Operating Activities:
 Net income                                                                          $  3,409             $  2,212
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation of property and equipment                                             13,569               12,400
    Amortization of intangibles                                                         7,490                7,224
    Write-off of fixed assets                                                              13                  204
    Loss on change in fair value of hedging arrangements                                3,080                  946
 Changes in assets and liabilities:
    Accounts receivable, net                                                          (10,286)              (7,224)
    Prepaid expenses and other assets                                                     (94)                 140
    Accounts payable and accrued expenses                                              13,143               (6,901)
                                                                                     --------             --------
     Net cash provided by operating activities                                         30,324                9,001
                                                                                     --------             --------

Investing Activities:
 Acquisitions, net of cash acquired                                                   (17,044)              (8,308)
 Proceeds from licensing of internally-developed software                                 684                  800
 Purchases of property and equipment                                                  (13,122)             (14,823)
                                                                                     --------             --------
     Net cash used in investing activities                                            (29,482)             (22,331)
                                                                                     --------             --------

Financing Activities:
 Borrowings under revolving credit facilities                                               -                6,000
 Payment of deferred financing costs                                                        -               (1,681)
 Proceeds from the issuance of long-term debt                                               -                   52
 Repayments of long-term debt                                                          (2,111)              (2,020)
                                                                                     --------             --------
     Net cash provided by (used in) financing activities                               (2,111)               2,351
                                                                                     --------             --------

Net Decrease in Cash and Cash Equivalents                                              (1,269)             (10,979)

Cash and Cash Equivalents, beginning of period                                          6,549               14,371
                                                                                     --------             --------

Cash and Cash Equivalents, end of period                                             $  5,280             $  3,392
                                                                                     ========             ========
Supplemental Disclosure of Cash Flow Information:
 Interest paid                                                                       $ 30,234             $ 31,843
 Income taxes paid                                                                   $    717             $      -
 Liabilities and debt assumed in acquisitions                                        $  1,802             $  8,293

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

(1)  Recent Accounting Pronouncement

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001.

     Management believes the adoption of FAS 142 will have a material impact on its financial statements in that its income will be increased by an amount equal to the amortization expenses that would have otherwise been charged to earnings under current accounting standards, approximately $14.5 million annually. Additionally, the Company's future earnings may periodically be affected in a materially adverse manner should particular segments of its goodwill balances become impaired pursuant to the valuation methodology.

(2)  Revolving Credit Facility and Long-Term Debt
     The Company's long-term debt as of June 30, 2001, and December 31, 2000, consisted of the following (in thousands):

                                                                June 30,           December 31,
                                                                  2001                 2000
                                                             ------------          ------------
       Term Facilities:
          Tranche B due 2006                                    $245,625             $246,875
          Tranche C due 2007                                     122,813              123,438
       13.0% Senior Subordinated Notes due 2009                  190,000              190,000
       Other                                                       1,013                1,249
                                                                --------             --------
                                                                 559,451              561,562
       Less: Current maturities                                   (4,288)              (5,228)
                                                                --------             --------
       Long-term debt, net                                      $555,163             $556,334
                                                                ========             ========

     The Company had no borrowings under its available $100 million revolving line of credit at June 30, 2001, or December 31, 2000. As of June 30, 2001, and December 31, 2000, accrued interest was $13.9 million and $11.6 million, respectively.

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

     The $475 million senior secured credit agreement ("Credit Facility") and the $190 million 13% Senior Subordinated Notes ("13% Subordinated Notes") contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company's capital stock, the repurchase or redemption of capital stock, transactions with affiliates investments, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, for the second quarter of 2001. These ratio tests become more restrictive for future periods. The Company's ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. The Company's obligations under the Credit Facility are secured by a pledge of stock in the Company's subsidiaries and a pledge of the Company's and its subsidiaries' assets.

     The fair value of the Company's borrowings under the Credit Facility was $364.8 million and $333.3 million, as of June 30, 2001 and December 31, 2000, respectively. The fair value of the Company's 13% Subordinated Notes was $203.3 million and $168.2 million at June 30, 2001 and December 31, 2000, respectively. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

(3)  Non-Recurring Charge

     During the six months ended June 30, 2001, we made approximately $0.4 million in cash payments related to the non-recurring charges that occurred in the second quarter of 1998, fourth quarter of 1998 and third quarter of 1999. At June 30, 2001 approximately $3.4 million of the non-recurring charges remain for facility lease obligations and other payments. We anticipate that the majority of these charges will be used over the next 12 months.

(4)  Changes in Stockholder's Equity

     In addition to the effects of the Company's results of operations which reduced the retained deficit, the Company's paid in capital increased in 2001 on a year to date basis due to a $2.9 million contribution of tax benefits generated by the Company's parent corporation.

(5)  Segment Information

     Operating segments represent components of the Company's business which are evaluated regularly by key management in assessing performance and resource allocation. The Company has determined that its reportable segments consist of its Health Services, Network Services and Care Management Services groups.

     Health Services provides specialized injury and occupational healthcare services to employers through its network of health centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides a full complement of non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. Health Services owns all the operating assets of the occupational health care centers, including leasehold improvements and medical equipment.

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

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

     As discussed in the Company's 2000 Form 10-K, the Company changed the composition of segment identifiable assets to the groups identified above effective January 1, 2001. Prior period amounts have been restated accordingly. Revenues from individual customers, revenues between business segments and revenues, operating profit and identifiable assets of foreign operations are not significant.

     The Company's unaudited consolidated statements of operations on a segment basis were as follows (in thousands):

                                                                     Three Months Ended                      Six Months Ended
                                                                          June 30,                               June 30,
                                                               -----------------------------         ------------------------------
                                                                   2001             2000                 2001              2000
                                                                 --------         --------             --------          --------
Revenue:
 Health Services                                                 $112,319         $103,004             $215,996          $197,264
 Network Services                                                  45,331           38,862               87,676            79,781
 Care Management Services                                          54,274           48,482              106,335            94,399
                                                                 --------         --------             --------          --------
                                                                  211,924          190,348              410,007           371,444

Gross profit:
 Health Services                                                   25,635           22,891               43,886            40,156
 Network Services                                                  18,030           13,933               34,128            29,405
 Care Management Services                                           7,010            6,296               13,776            10,413
                                                                 --------         --------             --------          --------
                                                                   50,675           43,120               91,790            79,974

Operating income:
 Health Services                                                   16,436           14,743               25,630            23,872
 Network Services                                                  12,494            9,421               23,741            20,505
 Care Management Services                                           3,859            3,640                7,438             5,065
 Corporate general and administrative expenses                     (5,851)          (4,588)             (11,104)           (9,857)
                                                                 --------         --------             --------          --------
                                                                   26,938           23,216               45,705            39,585

Interest expense, net                                              16,753           17,595               33,663            33,736
(Gain) loss on change in fair value of hedging arrangements        (3,646)           2,483                3,080               946
Other, net                                                            298               73                  305              (123)
                                                                 --------         --------             --------          --------
Income before income taxes                                         13,533            3,065                8,657             5,026
Provision for income taxes                                          5,802            1,921                5,248             2,814
                                                                 --------         --------             --------          --------
Net income                                                       $  7,731         $  1,144             $  3,409          $  2,212
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

Overview

     Concentra Operating Corporation (the "Company") is a leading provider of healthcare management and cost containment services to the workers' compensation, auto insurance and disability insurance markets. The Company is also a leading provider of out-of-network medical claims review to the group health marketplace and performs non-injury healthcare services. Our comprehensive services are organized into the following segments: Health Services, Network Services and Care Management Services.

     Health Services provides specialized injury and occupational healthcare services to employers through our network of health centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides a full complement of non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. For the six months ended June 30, 2001 and 2000, Health Services derived 66.6% and 63.6% of its net revenue from the treatment of work-related injuries and illnesses, respectively and 33.4% and 36.4% of its net revenue from non-injury related medical services, respectively.

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

     The following table provides certain information concerning our service locations:


                                                                         Six Months Ended                  Year Ended
                                                                             June 30,                     December 31,
                                                                    ------------------------     ---------------------------

                                                                               2001                2000               1999
                                                                             --------            --------           --------
Service locations at the end of the period:
  Occupational healthcare centers(1)                                            228                 216               209
  Network Services                                                               30                  34                35
  Care Management Services                                                      105                 106               107
Occupational healthcare centers acquired during the period(2)                    11                   8                53
Occupational healthcare centers--same market revenue growth(3)                  5.6%                8.8%              8.1%

---------------
(1) Does not include the number of the occupational healthcare centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.
(2) Represents the number of occupational healthcare centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period.
(3) Same market revenue growth sets forth the aggregate net change from the prior period for all markets in which Health Services has operated healthcare centers for longer than one year (excluding revenue growth due to acquisitions of additional centers).

Results of Operations for the Three and Six Months Ended June 30, 2001 and 2000

Revenue

     Total revenue increased 11.3% in the second quarter of 2001 to $211.9 million from $190.3 million in the second quarter of 2000 due to growth in all business segments. The largest portion of this growth came from Health Services, which increased 9.0% in the second quarter of 2001 to $112.3 million from $103.0 million in the second quarter of 2000. Network Services provided a 16.6% increase in revenue to $45.3 million in the second quarter of 2001 from $38.9 million in the same quarter of the prior year. Care Management Services also contributed to the quarter's growth in revenue with an 11.9% increase to $54.3 million as compared to $48.5 million in the second quarter of 2000.

     Total revenue for the six months ended June 30, 2001 increased 10.4% to $410.0 million from $371.4 for the six months ended June 30, 2000. Health Services' revenue increased 9.5% for the six months ended June 30, 2001 to $216.0 million from $197.3 million for the same period in the prior year. Network Services' revenue increased 9.9% to $87.7 million for the first half of 2001 from $79.8 million for the first six months of 2000. For the first six months of 2001, Care Management Services' revenue increased 12.6% to $106.3 million from $94.4 million.

     Health Services' revenue growth resulted primarily from the acquisition of practices and an increase in average revenue per visit. The increased revenue from new center growth was a result of 11 new occupational health centers acquired in the first half of 2001. The number of patient visits to Health Services' centers in the second quarter of 2001 increased 1.3% in total compared with the second quarter of 2000 and decreased 2.5% on a same-market basis. For the six months ended June 30, 2001, visits increased 4.1% in total and showed no change when measured on a same market basis as compared to the same period in the prior year. During the current year, we are experiencing a decline in the rate of growth of non-injury related visits as compared to prior years, due primarily to the decrease in the number of new-hires being made by our clients. This lower level of new-hire activity has reduced the number of pre-employment drug screens and physical exams from the levels we experienced when the economy was stronger. We currently believe our growth in non-injury services will return once the nationwide economy improves and new-hire activity increases. On a same-market basis, average revenue per visit increased 7.0% and 5.6% for the quarter and six months, respectively, as compared to the same respective periods in 2000. A higher relative mix of injury-related visits as compared to non-injury related visits contributed to this improvement. The average fees charged for injury visits are generally higher than those charged for non-injury related visits. Injury-related visits constituted 49.4% and 49.5% of total visits in the second quarter and first half of 2001, respectively, as compared to 47.8% and 48.4% for the same respective periods in the prior year. We currently anticipate that the percentage of injury visits will remain relatively stable during the next several quarters.

     The increase in Network Services revenue is largely attributed to growth in out-of-network group health medical bill review revenue in the second quarter and first half of 2001 over the same periods in 2000. This growth is primarily due to increased bill volume and the rate of savings achieved through our review of medical charges. Also contributing to this growth was an increase in revenue from our specialized preferred provider organization network access services and our retrospective medical bill review services.

     Revenue growth for Care Management Services was due primarily to increases in case management services and, to a lesser extent, increases in independent medical examinations. Higher referral rates and average hourly prices in the second quarter and first half of 2001 as compared to the same periods in 2000 were the primary factors that contributed to our field case management growth. At this time, we anticipate continuing moderate growth in this business segment.

Cost of Services

     Total cost of services increased 9.5% in the second quarter of 2001 to $161.2 million from $147.2 million in the second quarter of 2000. The largest portion of this cost of services increase came from Health Services, which grew 8.2% in the second quarter of 2001 to $86.7 million from $80.1 million in the second quarter of 2000. Cost of services for Care Management Services increased 12.0% to $47.3 million in the second quarter of 2001 from $42.2 million in the same period of 2000. Network Services growth in cost of services of 9.5% to $27.3 million in the second quarter of 2001 from $24.9 million in the second quarter of 2000 also contributed to the increased cost of services.

     For the six months ended June 30, 2001, total cost of services increased 9.2% to $318.2 million from $291.5 million for the same period in the prior year. Health Services' cost of services increased 9.5% to $172.1 million from $157.1 million for first six months of 2001 and 2000, respectively. Cost of services for Care Management Services grew by 10.2% to $92.6 million in the first half of 2001 from $84.0 million for the first half of 2000. Network Services' cost of services increased by 6.3% to $53.5 million from $50.4 million for the six months ended June 30, 2001 and 2000, respectively.

     Total gross profit increased 17.5% to $50.7 million in the second quarter of 2001 from $43.1 million in the second quarter of 2000. For the first six months of 2001, the total gross profit margin increased 14.8% to $91.8 million from $80.0 for the same period of 2000. As a percentage of revenue, gross profit increased to 23.9% and 22.4% in the second quarter and first half of 2001, respectively, from 22.7% and 21.5% in the same respective periods of 2000. This percentage increase is primarily due to Network Services' gross profit increase to 39.8% and 38.9% in the second quarter and first half of 2001, respectively from 35.9% and 36.9% in the same respective periods of 2000. Also, Health Services' gross profit increased to 22.8% in the second quarter of 2001 from 22.2% in the second quarter of 2000 and remained consistent at 20.3% for the first half of 2001 and 2000. Care Management Services gross profit of 12.9% in the second quarter of 2001 was consistent with the same prior year period and increased to 13.0% for the first half of 2001 from 11.0% for the first half of 2000.

     Health Services' slight gross profit increase for the second quarter of 2001 from the same period in 2000 relates primarily to the impact of increased revenue per visit, expansion in the number of health centers and improved management of expenses.

     The increase in Network Services' gross profit primarily relates to increased revenue from our out of network bill review services. The costs of providing these services are relatively stable irrespective of short-term revenue changes, which resulted in an increase in the relative gross profit achieved during the second quarter.

     Care Management Services' gross profit increase for first six months of 2001 over the same prior year period is primarily due to increased revenue from our independent medical examinations and case management services. At this time, we anticipate that the margin percentage will continue to remain consistent with historical levels.

General and Administrative Expenses

     General and administrative expenses increased 22.6% in the second quarter of 2001 to $19.9 million from $16.2 million in the second quarter of 2000, or 9.4% and 8.5% as a percentage of revenue for the second quarters of 2001 and 2000, respectively. For the first six months of 2001, general and administrative expenses increased 16.4% to $38.6 million, or 9.4% of revenue, from $33.2 million, or 8.9% of revenue, in the first half of 2000. This increase was primarily due to our continued investment in support personnel and information technology in order to support recent and planned growth.

Amortization of Intangibles

     Amortization of intangibles increased 4.2% in the second quarter of 2001 to $3.8 million from $3.7 million in the second quarter of 2000, or 1.8% and 1.9% as a percentage of revenue for the second quarters of 2001 and 2000, respectively. For the six months ended June 30, 2001, amortization of intangibles increased 3.7% to $7.5 million, or 1.8% of revenue, from $7.2 million, or 1.9% of revenue for the first six months of 2000. The increase is primarily the result of the amortization of goodwill, associated with acquisitions by Health Services.

Interest Expense

     Interest expense decreased $0.8 million in the second quarter of 2001 to $16.8 million from $17.6 million in the second quarter of 2000. For the first six months of 2001 and 2000, interest expense was $33.7 million. This decrease in the second quarter of 2001 from the same period in 2000 is due primarily to lower interest rates in 2001. We currently expect interest expense for 2001 to be approximately $69.0 million. As of June 30, 2001, approximately 65.9% of our debt contains floating rates. Although we utilize interest rate hedges to manage a significant portion of this market exposure, rising interest rates would negatively impact our results. See "Liquidity and Capital Resources" and "Item
3. Quantitative and Qualitative Disclosures About Market Risk."

Interest Rate Hedging Arrangements

     We utilize interest rate collars to reduce our exposure to variable interest rates and, in part, because it is required under our current senior secured credit agreement. These collars generally provide for certain ceilings and floors on interest payments as the three-month LIBOR rate increases and decreases, respectively. The changes in fair value of this combination of ceilings and floors are recognized each period in earnings. We recorded a gain of $3.6 million and a loss of $3.1 million in the second quarter and first half of 2001, respectively, as compared to losses of $2.5 million and $0.9 million for the same respective periods of the prior year. These gains and losses were based upon the change in the fair value of our interest rate collar agreements. This earnings impact and any subsequent changes in our earnings as a result of the changes in the fair values of the interest rate collars are non-cash charges or credits and do not impact cash flows from operations or operating income. There have been, and may continue to be, periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. Further, if we hold these collars to maturity (2004 and 2005), the earnings adjustments will offset each other on a cumulative basis and will ultimately equal zero.

Provision for Income Taxes

     We recorded a tax provision of $5.8 million and $5.2 million in the second quarter and first six months of 2001, which reflects effective tax rates of 42.9% and 60.6%, respectively. For the second quarter and first six months of 2000, we recorded a tax provision of $1.9 million and $2.8 million, respectively, reflecting effective tax rates of 62.7% and 56.0%, respectively. The effective rate differs from the statutory rate due to the non-deductibility of goodwill and certain fees and expenses associated with acquisition costs, and to a lesser extent, the impact of state income taxes. Due to the Company's current relationship of taxable book income as compared to net income, its effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, the Company currently expects further variation in its effective tax rate during the remainder of 2001.

Liquidity and Capital Resources

     We provided $30.3 million in cash from operating activities for the six months ended June 30, 2001, and provided $9.0 million for the same six month period last year. The increase in cash from operating activities in the first half of 2001 as compared to the same period in 2000 was primarily a result of increased earnings, improved capital management and better collections on accounts receivable. During the first half of 2001, $2.8 million of cash was provided by working capital, primarily related to increases in accounts payable and accrued expenses of $13.1 million, partially offset by an increase in accounts receivable of $10.3 million. Accounts receivable increased primarily due to continued revenue growth, while accounts payable and accrued expenses increased primarily due to the timing of certain payments, including payment of accrued interest on the Company's 13% Subordinated Notes and payroll-related items.

     During the six months ended June 30, 2001, we made approximately $0.4 million in cash payments related to the non-recurring charges that occurred in the second quarter of 1998, fourth quarter of 1998 and third quarter of 1999. At June 30, 2001 approximately $3.4 million of the non-recurring charges remain for facility lease obligations and other payments. We anticipate that the majority of these charges will be used over the next 12 months.

     For the six months ended June 30, 2001, we used net cash of $17.0 million in connection with acquisitions and $13.1 million of cash to purchase property and equipment during the first half of 2001, the majority of which was spent on new computer hardware and software technology, as well as leasehold improvements. Cash flows from investing activities also included $0.7 million of cash received from the sale of internally-developed software. As required by accounting pronouncements, the proceeds were offset against the amount capitalized on the balance sheet and were not recognized as revenue. Cash flows used in financing activities of $2.1 million was due to debt repayments.

     We were in compliance with our covenants, including our financial covenant ratio tests, in the second quarter of 2001. At June 30, 2001, we had no borrowings outstanding under our revolving credit facility.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. In order to hedge this risk under our current credit agreements, we have utilized interest rate collars. We do not hold or issue derivative financial instruments for trading purposes and are not a party to any leveraged derivative transactions. Sensitivity analysis is one technique used to measure the impact of changes in the interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value or cash flows. However, the same hypothetical 10% movement in interest rates would change the fair value of our hedging arrangements and pretax earnings by $2.8 million as of June 30, 2001. For more information on the interest rate collars, see Note 5 in the audited consolidated financial statements of the Company's 2000 Form 10-K.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On June 21, 2001, the board of directors of the Company as previously reported to the Securities and Exchange Commission was re-elected in its entirety. On that date, Concentra Inc., as sole stockholder of the Company, by written consent in lieu of annual meeting of stockholders, voted all of the Company's outstanding stock in favor of the re-election of the following persons to serve as the directors of the Company until the next annual meeting of stockholders:
John K. Carlyle, Carlos A. Ferrer, D. Scott Mackesy, Steven E. Nelson, Paul B. Queally and Daniel J. Thomas. The board of directors of the Company did not solicit proxies.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

       None

(b)  Reports on Form 8-K during the quarter ended June 30, 2001:

       Form 8-K dated May 8, 2001 regarding the Company's press release announcing the Company's earnings for the three months ended March 31, 2001.

       Form 8-K dated June 21, 2001 regarding the Company's change in independent public accountants.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CONCENTRA OPERATING CORPORATION


August 9, 2001              By: /s/ Thomas E. Kiraly
                                    -------------------------------------------
                                    Thomas E. Kiraly
                                    Executive Vice President
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX

                                                                            Page
                                                                            ----



None