Form 10-Q
period 2001-09-30
CONCENTRA OPERATING CORP
filed 2001-11-13
CIK 1098690

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                 ---------------

                                    Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                            Commission file 001-15699

                              --------------------

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]           No   [ ]

As of November 1, 2001, the Registrant had outstanding an aggregate of 1,000 shares of its common stock, $.01 par value. The Registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation, which, as of November 1, 2001, had 28,249,742 shares outstanding of its common stock, $.01 par value.

================================================================================

                         CONCENTRA OPERATING CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements                                                  3

 Condensed Consolidated Balance Sheets at September 30, 2001
  (Unaudited) and December 31, 2000                                           3

 Consolidated Statements of Operations
  (Unaudited) for the Three and Nine Months Ended September 30, 2001 and 2000 4

 Consolidated Statements of Cash Flows
  (Unaudited) for the Nine Months Ended September 30, 2001 and 2000           5

 Notes to Consolidated Financial Statements (Unaudited)                       6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          10

Item 3. Quantitative and Qualitative Disclosures About Market Risk           15

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     16

Signature                                                                    16

ITEM 1. FINANCIAL STATEMENTS

                                CONCENTRA OPERATING CORPORATION
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (in thousands)



                                                               September 30,      December 31,
                                                                   2001               2000
                                                               -------------      ------------
                                                               (Unaudited)
                                  ASSETS
Current assets:
     Cash and cash equivalents                                   $  14,709         $   6,549
     Accounts receivable, net                                      170,594           160,418
     Prepaid expenses and other current assets                      28,978            24,679
                                                                 ---------         ---------
          Total current assets                                     214,281           191,646

Property and equipment, net                                        108,717           109,110
Goodwill and other intangible assets, net                          329,219           323,162
Other assets                                                        32,728            32,937
                                                                 ---------         ---------
          Total assets                                           $ 684,945         $ 656,855
                                                                 =========         =========

                   LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Revolving credit facility                                   $      --         $      --
     Current portion of long-term debt                               5,264             5,228
     Accounts payable and accrued expenses                          78,932            70,189
                                                                 ---------         ---------
          Total current liabilities                                 84,196            75,417

Long-term debt, net                                                553,187           556,334
Long-term deferred tax and other liabilities                        52,353            51,589
Fair value of hedging arrangements                                  26,139             9,586
                                                                 ---------         ---------
          Total liabilities                                        715,875           692,926

Stockholder's equity (deficit):
   Common stock                                                         --                --
   Paid-in capital                                                  18,647            13,476
   Retained deficit                                                (49,577)          (49,547)
                                                                 ---------         ---------
          Total stockholder's equity (deficit)                     (30,930)          (36,071)
                                                                 ---------         ---------
          Total liabilities and stockholder's equity (deficit)   $ 684,945         $ 656,855
                                                                 =========         =========

    The accompanying notes are an integral part of these consolidated financial statements.

                                   CONCENTRA OPERATING CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                           (in thousands)



                                              Three Months Ended              Nine Months Ended
                                                September 30,                   September 30,
                                            -----------------------       --------------------------
                                              2001          2000            2001              2000
                                            ---------     ---------       ---------        ---------
Revenue:
   Health Services                          $ 111,584     $ 105,696       $ 327,580        $ 302,960
   Network Services                            45,169        39,078         132,845          118,859
   Care Management Services                    52,473        47,990         158,808          142,389
                                            ---------     ---------       ---------        ---------
         Total revenue                        209,226       192,764         619,233          564,208

Cost of Services:
   Health Services                             88,160        82,299         260,270          239,407
   Network Services                            25,735        25,804          79,283           76,180
   Care Management Services                    46,751        42,308         139,310          126,294
                                            ---------     ---------       ---------        ---------
         Total cost of services               160,646       150,411         478,863          441,881
                                            ---------     ---------       ---------        ---------
             Total gross profit                48,580        42,353         140,370          122,327

General and administrative expenses            18,557        16,149          57,152           49,314
Amortization of intangibles                     3,825         3,689          11,315           10,913
                                            ---------     ---------       ---------        ---------
             Operating income                  26,198        22,515          71,903           62,100

Interest expense, net                          16,564        17,753          50,227           51,489
Loss on change in fair value of
   hedging arrangements                        13,473         1,818          16,553            2,764
Other, net                                        307          (140)            612             (263)
                                            ---------     ---------       ---------        ---------
        Income (loss) before income taxes      (4,146)        3,084           4,511            8,110
Provision (benefit) for income taxes             (309)        2,279           4,939            5,093
                                            ---------     ---------       ---------        ---------

        Net income (loss)                   $  (3,837)    $     805       $    (428)       $   3,017
                                            =========     =========       =========        =========

       The accompanying notes are an integral part of these consolidated financial statements.

                                 CONCENTRA OPERATING CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                         (in thousands)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                        -----------------------
                                                                          2001           2000
                                                                        --------       --------
Operating Activities:
   Net income (loss)                                                    $   (428)      $  3,017
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation of property and equipment                            20,593         19,102
        Amortization of intangibles                                       11,315         10,913
        Write-off of fixed assets                                             13            204
        Loss on change in fair value of hedging arrangements              16,553          2,764
   Changes in assets and liabilities:
        Accounts receivable, net                                          (6,920)       (13,368)
        Prepaid expenses and other assets                                 (3,612)         1,481
        Accounts payable and accrued expenses                             11,192        (13,816)
                                                                        --------       --------
          Net cash provided by operating activities                       48,706         10,297
                                                                        --------       --------

Investing Activities:
   Acquisitions, net of cash acquired                                    (18,206)        (9,724)
   Proceeds from licensing of internally-developed software                  590          1,316
   Purchases of property and equipment                                   (20,095)       (22,689)
                                                                        --------       --------
          Net cash used in investing activities                          (37,711)       (31,097)
                                                                        --------       --------

Financing Activities:
   Borrowings under revolving credit facilities                               --         15,500
   Payment of deferred financing costs                                        --         (1,681)
   Proceeds from the issuance of long-term debt                               --             52
   Contribution from issuance of common stock by parent                      276             --
   Repayments of long-term debt                                           (3,111)        (2,087)
                                                                        --------       --------
          Net cash provided by (used in) financing activities             (2,835)        11,784
                                                                        --------       --------
Net Increase (Decrease) in Cash and Cash Equivalents                       8,160         (9,016)


Cash and Cash Equivalents, beginning of period                             6,549         14,371
                                                                        --------       --------

Cash and Cash Equivalents, end of period                                $ 14,709       $  5,355
                                                                        ========       ========

Supplemental Disclosure of Cash Flow Information:
   Interest paid                                                        $ 52,257       $ 56,832
   Income taxes paid                                                    $  1,266       $    689
   Liabilities and debt assumed in acquisitions                         $  2,566       $  8,061

     The accompanying notes are an integral part of these consolidated financial statements

                         CONCENTRA OPERATING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      The accompanying unaudited consolidated financial statements have been prepared by Concentra Operating Corporation (the "Company" or "Concentra Operating") pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Results for interim periods should not be considered indicative of results for a full year. These consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes for the year ended December 31, 2000, included in the Company's 2000 Form 10-K, where certain terms have been defined. Earnings per share has not been reported for all periods presented, as Concentra Operating is a wholly-owned subsidiary of Concentra Inc. ("Concentra Holding") and has no publicly held shares.

(1)  Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill after December 31, 2001.

     The Company is currently assessing the impact of FAS 142, and has not yet determined the full effects these statements will have on its consolidated financial position or results of operations. However, management believes the adoption of FAS 142 will have an impact of approximately $14.5 million annually on its financial statements in that the Company's income will be increased by an amount equal to the amortization expenses that would have otherwise been charged to earnings under current accounting standards. Additionally, the Company's future earnings may periodically be affected in a materially adverse manner should particular segments of its goodwill balances become impaired pursuant to the valuation methodology.

     In July, 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The statement will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect on its consolidated financial statements of this standard when adopted.

     In October, 2001, the FASB issued FAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" which supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement provides a single accounting model for long-lived assets to be disposed of. The Company has not yet determined the effect on its consolidated financial statements of implementing this statement, which is effective for fiscal years beginning after December 15, 2001.

                         CONCENTRA OPERATING CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


(2)  Revolving Credit Facility and Long-Term Debt

     The Company's long-term debt as of September 30, 2001, and December 31, 2000, consisted of the following (in thousands):

                                                 September 30,      December 31,
                                                     2001               2000
                                                 -------------      ------------

     Term Facilities:
          Tranche B due 2006                      $   245,000       $   246,875
          Tranche C due 2007                          122,500           123,438
     13.0% Senior Subordinated Notes due 2009         190,000           190,000
     Other                                                951             1,249
                                                  -----------       -----------
                                                      558,451           561,562
     Less: Current maturities                          (5,264)           (5,228)
                                                  -----------       -----------
     Long-term debt, net                          $   553,187       $   556,334
                                                  ===========       ===========


     The Company had no borrowings under its $100 million revolving line of credit at September 30, 2001, or December 31, 2000. As of September 30, 2001, and December 31, 2000, accrued interest was $7.8 million and $11.6 million, respectively.

     The $475 million senior secured credit agreement ("Credit Facility") and the $190 million 13% Senior Subordinated Notes ("13% Subordinated Notes") contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company's capital stock, the repurchase or redemption of capital stock, transactions with affiliates investments, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, for the third quarter of 2001. These ratio tests become more restrictive for future periods. The Company's ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. The Company's obligations under the Credit Facility are secured by a pledge of stock in the Company's subsidiaries and a pledge of the Company's and its subsidiaries' assets.

     The fair value of the Company's borrowings under the Credit Facility was $367.5 million and $333.3 million, as of September 30, 2001 and December 31, 2000, respectively. The fair value of the Company's 13% Subordinated Notes was $203.3 million and $168.2 million at September 30, 2001 and December 31, 2000, respectively. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

(3)  Non-Recurring Charge

     During the nine months ended September 30, 2001, The Company paid approximately $1.1 million related to the non-recurring charges that occurred in the third quarter of 1998, fourth quarter of 1998 and third quarter of 1999. At September 30, 2001 approximately $2.7 million of the accrual for these non-recurring charges remain for facility lease obligations and other payments. The Company anticipates that the majority of this liability will be used over the next 12 months.

(4)  Changes in Stockholder's Equity

     In addition to the effects on Stockholder's Equity from the Company's results of operations which increased the retained deficit, the Company's paid in capital increased in 2001 on a year to date basis due to Concentra Holding's contribution of both $4.5 million of tax benefits and $0.9 million of assets received in connection with an acquisition.

                         CONCENTRA OPERATING CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

(5)  Subsequent Events

     The Company anticipates completing two acquisitions in November 2001 financed primarily through the issuance of Concentra Holding stock. The larger of the two transactions involves New York City-based National Healthcare Resources, Inc. ("NHR"). NHR, founded in 1992, had revenue of $110.6 million for the nine months ended September 30, 2001, and provides care management and network services to the workers' compensation and auto industries on a national level. The second transaction involves the acquisition of Health Network Systems, LLC ("HNS"), founded in 1999 and headquartered in Naperville, Illinois. HNS had revenue of $3.5 million for the nine months ended September 30, 2001, and provides complementary network services such as provider bill re-pricing and provider data management for health plans and other payors working with multiple Preferred Provider Organization networks.

     The Company will acquire NHR for approximately $141 million and HNS for approximately $31 million. Funding for the acquisitions will be provided through the issuance of approximately $132.5 million of Concentra Holding shares, comprised of an $82.5 million exchange for all of the outstanding NHR shares and a $50 million issuance to Concentra Holding's stockholders. Concurrent with the issuance of these shares, Concentra Holdings will contribute the related proceeds to the Company. The balance of the acquisition costs will be provided from the Company's cash on hand and approximately $20 million in borrowings under its revolving credit facility. The Company received the consent of its senior lenders to undertake the acquisitions.

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

                         CONCENTRA OPERATING CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

     The Company's unaudited consolidated statements of operations on a segment basis were as follows (in thousands):

                                                                 Three Months Ended                 Nine Months Ended
                                                                    September 30,                     September 30,
                                                              ------------------------          ------------------------
                                                                 2001          2000                2001          2000
                                                              ----------    ----------          ----------    ----------
      Revenue:
          Health Services                                     $  111,584    $  105,696          $  327,580    $  302,960
          Network Services                                        45,169        39,078             132,845       118,859
          Care Management Services                                52,473        47,990             158,808       142,389
                                                              ----------    ----------          ----------    ----------
                                                                 209,226       192,764             619,233       564,208

      Gross profit:
          Health Services                                         23,424        23,397              67,310        63,553
          Network Services                                        19,434        13,274              53,562        42,679
          Care Management Services                                 5,722         5,682              19,498        16,095
                                                              ----------    ----------          ----------    ----------
                                                                  48,580        42,353             140,370       122,327

      Operating income:
          Health Services                                         14,532        15,146              40,162        39,018
          Network Services                                        13,839         9,107              37,580        29,612
          Care Management Services                                 2,329         3,023               9,767         8,088
          Corporate general and administrative expenses           (4,502)       (4,761)            (15,606)      (14,618)
                                                             -----------    ----------           ---------    ----------
                                                                  26,198        22,515              71,903        62,100

      Interest expense, net                                       16,564        17,753              50,227        51,489
      Loss on change in fair value of hedging
          arrangements                                            13,473         1,818              16,553         2,764
      Other, net                                                      307         (140)                612          (263)
                                                              ----------    ----------          ----------    ----------
      Income (loss) before income taxes                           (4,146)        3,084               4,511         8,110
      Provision (benefit) for income taxes                          (309)        2,279               4,939         5,093
                                                              ----------    ----------          ----------    ----------
      Net income (loss)                                       $   (3,837)   $      805          $     (428)   $    3,017
                                                              ==========    ==========          ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section contains certain forward-looking statements that are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these "forward-looking statements" (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act) by words and phrases such as "anticipates", "plans," "believes," "estimates," "expects," "will be developed and implemented," and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and future events could cause the Company's actual results, performance, or achievements to differ materially from those expressed in, or implied by, these statements. These risks and uncertainties include, but are not limited to, general industry and economic conditions; shifts in customer demands; the ability to manage business growth and diversification; the ability to identify suitable acquisition candidates or joint venture relationships for expansion and consummating such matters on favorable terms; the ability to successfully integrate acquisitions into the Company's operations; the ability to attract and retain qualified professionals and other employees to expand and complement the Company's services; the effectiveness of the Company's information systems and controls; the ability to meet the Company's debt, interest and operating lease payment obligations; possible litigation and legal liability in the course of operations; fluctuations in interest and tax rates; strategies pursued by competitors; restrictions imposed by government regulation; and changes in the industry resulting from changes in workers' compensation laws, regulations and in the healthcare environment generally. Further, forward-looking statements are made in the context of information available as of the date stated, and the Company assumes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     Health Services provides specialized injury and occupational healthcare services to employers through our network of health centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides a full complement of non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. For the nine months ended September 30, 2001 and 2000, Health Services derived 66.8% and 64.1% of its net revenue from the treatment of work-related injuries and illnesses, respectively, and 33.2% and 35.9% of its net revenue from non-injury related medical services, respectively.

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

     The following table provides certain information concerning our service locations:

                                                                                          Year Ended
                                                                Nine Months Ended        December 31,
                                                                  September 30,    ----------------------
                                                                      2001            2000         1999
                                                                -----------------  ---------     --------
Service locations at the end of the period:
   Occupational healthcare centers(1)                                  229              216         209
   Network Services                                                     25               34          35
   Care Management Services                                            104              106         107
Occupational healthcare centers acquired during the period(2)           11                8          53
Occupational healthcare centers--same market revenue growth(3)         3.3%             8.8%        8.1%

----------------------------
(1) Does not include the number of the occupational healthcare centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.
(2) Represents the number of occupational healthcare centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period.
(3) Same market revenue growth sets forth the aggregate net change from the prior period for all markets in which Health Services has operated healthcare centers for longer than one year (excluding revenue growth due to acquisitions of additional centers).

Results of Operations for the Three and Nine Months Ended September 30, 2001 and 2000

Revenue

     Total revenue increased 8.5% in the third quarter of 2001 to $209.2 million from $192.8 million in the third quarter of 2000 due to growth in all business segments. The largest portion of this growth came from Network Services, which increased 15.6% in the third quarter of 2001 to $45.2 million from $39.1 million in the third quarter of 2000. Health Services provided a 5.6% increase in revenue to $111.6 million in the third quarter of 2001 from $105.7 million in the same quarter of the prior year. Care Management Services also contributed to the quarter's growth in revenue with a 9.3% increase to $52.5 million as compared to $48.0 million in the third quarter of 2000.

     Total revenue for the nine months ended September 30, 2001 increased 9.8% to $619.2 million from $564.2 for the nine months ended September 30, 2000. Health Services' revenue increased 8.1% for the nine months ended September 30, 2001 to $327.6 million from $303.0 million for the same period in the prior year. Network Services' revenue increased 11.8% to $132.8 million for the first three quarters of 2001 from $118.9 million for the first three quarters of 2000. For the first nine months of 2001, Care Management Services' revenue increased 11.5% to $158.8 million from $142.4 million.

     Health Services' revenue growth resulted primarily from the acquisition of practices and an increase in average revenue per visit. Increased revenue from new center growth was a result of 11 new occupational health centers acquired in the first three quarters of 2001. On a same market basis, revenue decreased 1.0% for the third quarter of 2001 and increased 3.3% for the first nine months of 2001 as compared to the same respective periods of 2000. Changes in same market revenue consist of fluctuations in the number of patient visits and rates charged per visit. The number of patient visits to Health Services' centers in the third quarter of 2001 decreased 1.0% in total and 5.5% on a same market basis compared with the third quarter of 2000. For the nine months ended September 30, 2001 visits increased 2.3% in total and decreased 1.9% when measured on a same market basis as compared to the same period in the prior year. During the current year, we are experiencing a decline in the rate of growth of non-injury related visits as compared to prior years, due primarily to the decrease in the number of new-hires being made by our clients. This lower level of new-hire activity has reduced the number of pre-employment drug screens and physical exams from the levels we experienced when the economy was stronger. We currently believe our growth in non-injury services will return once the nationwide economy improves and new-hire activity increases. On a same market basis, average revenue per visit increased 4.5% and 5.2% for the quarter and nine months, respectively, as compared to the same respective periods in 2000. A higher relative mix of injury-related visits as compared to non-injury related visits contributed to this improvement. The average fees charged for injury visits are generally higher than those charged for non-injury related visits. Injury-related visits constituted 49.8% and 49.6% of total visits in the third quarter and first three quarters of 2001, respectively, as compared to 47.8% and 48.2% for the same respective periods in the prior year. We currently anticipate that the percentage of injury visits will remain relatively stable during the next several quarters.

     The increase in Network Services revenue is largely attributed to growth in out-of-network group health medical bill review revenue in the third quarter and first three quarters of 2001 over the same periods in 2000. This growth is primarily due to increased bill volume and the rate of savings achieved through our review of medical charges. Also contributing to this growth was an increase in revenue from our retrospective medical bill review services.

     Revenue growth for Care Management Services was due primarily to increases in case management referral volume and rates and, to a lesser extent, increases in independent medical examinations. Higher referral rates and average hourly prices in the third quarter and first three quarters of 2001 as compared to the same periods in 2000 were the primary factors that contributed to our field case management growth. At this time, we anticipate continuing moderate growth in this business segment.

Cost of Services

     Total cost of services increased 6.8% in the third quarter of 2001 to $160.6 million from $150.4 million in the third quarter of 2000. The largest portion of this cost of services increase came from Health Services, which grew 7.1% in the third quarter of 2001 to $88.2 million from $82.3 million in the third quarter of 2000. Cost of services for Care Management Services increased 10.5% to $46.8 million in the third quarter of 2001 from $42.3 million in the same period of 2000. Network Services cost of services in the third quarter of 2001 was consistent in the third quarter of 2000.

     For the nine months ended September 30, 2001, total cost of services increased 8.4% to $478.9 million from $441.9 million for the same period in the prior year. Health Services' cost of services increased 8.7% to $260.3 million from $239.4 million for first nine months of 2001 and 2000, respectively. Cost of services for Care Management Services grew by 10.3% to $139.3 million in the first three quarters of 2001 from $126.3 million for the first three quarters of 2000. Network Services' cost of services increased by 4.1% to $79.3 million from $76.2 million for the nine months ended September 30, 2001 and 2000, respectively.

     Total gross profit increased 14.7% to $48.6 million in the third quarter of 2001 from $42.4 million in the third quarter of 2000. For the first nine months of 2001, the total gross profit increased 14.7% to $140.4 million from $122.3 for the same period of 2000. As a percentage of revenue, gross profit increased to 23.2% and 22.0% in the third quarter and first nine months of 2001, respectively, from 22.7% and 21.7% in the same respective periods of 2000.

     Health Services' gross profit margin decreased to 21.0% in the third quarter of 2001 from 22.1% in the third quarter of 2000 and decreased to 20.5% from 21.0% in the first three quarters of 2001 and 2000, respectively. This division has been impacted by the weakened economy, resulting in slight decreases in its gross profit margin for the first three and nine months of 2001 as compared to the same respective periods of 2000. Improved management of expenses did not fully offset the gross profit margin impact from lower than anticipated volumes, primarily in September 2001. The Company currently believes these trends will continue into the fourth quarter and will improve once the national economy stabilizes or improves.

     Network Services' gross profit margin increased to 43.0% and 40.3% in the third quarter and first nine months of 2001, respectively from 34.0% and 35.9% in the same respective periods of 2000. This increase in gross profit primarily relates to increased revenue from our out of network bill review services. The costs of providing these services are relatively stable irrespective of short-term revenue changes, which resulted in an increase in the relative gross profit achieved during the third quarter.

     Care Management Services gross profit margin of 10.9% in the third quarter of 2001 decreased from 11.8% in the same prior year period and increased to 12.3% for the first three quarters of 2001 from 11.3% for the first nine months of 2000. This division's gross profit increase for first nine months of 2001 over the same prior year period is primarily due to increased revenue from our independent medical examinations and case management services. These revenue increases were partially offset in the third quarter of 2001 by increased costs of providing case management services and contracting with physicians, resulting in the slight margin decrease from the same period of 2000. In part, these relative increases in third quarter costs as compared to revenue related to increased vacation activity and physician costs as compared to the prior year and disruptions in productivity during the month of September.

General and Administrative Expenses

     General and administrative expenses increased 14.9% in the third quarter of 2001 to $18.6 million from $16.1 million in the third quarter of 2000, or 8.9% and 8.4% as a percentage of revenue for the third quarters of 2001 and 2000, respectively. For the first nine months of 2001, general and administrative expenses increased 15.9% to $57.2 million, or 9.2% of revenue, from $49.3 million, or 8.7% of revenue, in the first three quarters of 2000. This increase was primarily due to our continued investment in support personnel and information technology in order to support recent and planned growth.

Amortization of Intangibles

     Amortization of intangibles increased 3.7% in the third quarter of 2001 to $3.8 million from $3.7 million in the third quarter of 2000, or 1.8% and 1.9% as a percentage of revenue for the third quarters of 2001 and 2000, respectively. For the nine months ended September 30, 2001, amortization of intangibles increased 3.7% to $11.3 million, or 1.8% of revenue, from $10.9 million, or 1.9% of revenue for the first nine months of 2000. The increase is primarily the result of the amortization of goodwill, associated with acquisitions by Health Services.

Interest Expense

     Interest expense decreased $1.2 million in the third quarter of 2001 to $16.6 million from $17.8 million in the third quarter of 2000. For the first nine months of 2001 and 2000, interest expense was $50.2 million and $51.5 million, respectively. These decreases in 2001 from 2000 are due primarily to lower interest rates in 2001 and reduced borrowings on our revolving credit facility. We currently expect interest expense for 2001 to be approximately $67.00 million. As of September 30, 2001, approximately 65.8% of our debt contains floating rates. Although we utilize interest rate hedges to manage a significant portion of this market exposure, rising interest rates would negatively impact our results. See "Liquidity and Capital Resources" and "Item
3. Quantitative and Qualitative Disclosures About Market Risk."

Interest Rate Hedging Arrangements

     We utilize interest rate collars to reduce our exposure to variable interest rates and, in part, because it is required under our current senior secured credit agreement. These collars generally provide for certain ceilings and floors on interest payments as the three-month LIBOR rate increases and decreases, respectively. The changes in fair value of this combination of ceilings and floors are recognized each period in earnings. We recorded losses of $13.5 million and $16.6 million in the third quarter and first three quarters of 2001, respectively, as compared to losses of $1.8 million and $2.8 million for the same respective periods of the prior year. These losses were based upon the change in the fair value of our interest rate collar agreements. This earnings impact and any subsequent changes in our earnings as a result of the changes in the fair values of the interest rate collars are non-cash charges or credits and do not impact cash flows from operations or operating income. There have been, and may continue to be, periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. Further, if we hold these collars to maturity (2004 and 2005), the earnings adjustments will offset each other on a cumulative basis and will ultimately equal zero.

Provision for Income Taxes

     We recorded a tax benefit of $0.3 million and a tax provision $4.9 million in the third quarter and first nine months of 2001, which reflect effective tax rates of 7.5% and 109.5%, respectively. For the third quarter and first nine months of 2000, we recorded a tax provision of $2.3 million and $5.1 million, respectively, reflecting effective tax rates of 74.0% and 62.8%, respectively. The effective rate differs from the statutory rate due to the non-deductibility of goodwill and certain fees and expenses associated with acquisition costs, and to a lesser extent, the impact of state income taxes. Due to the Company's current relationship of taxable book income as compared to net income, its effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, the Company currently expects further variation in its effective tax rate during the remainder of 2001.

Acquisitions

     The Company anticipates completing two acquisitions in November 2001 financed primarily through the issuance of Concentra Holding stock. The larger of the two transactions involves New York City-based National Healthcare Resources, Inc. ("NHR"). NHR, founded in 1992, had revenue of $110.6 million for the nine months ended September 30, 2001, and provides care management and network services to the workers' compensation and auto industries on a national level. The second transaction involves the acquisition of Health Network Systems, LLC ("HNS"), founded in 1999 and headquartered in Naperville, Illinois. HNS had revenue of $3.5 million for the nine months ended September 30, 2001, and provides complementary network services such as provider bill re-pricing and provider data management for health plans and other payors working with multiple Preferred Provider Organization networks.

     The Company will acquire NHR for approximately $141 million and HNS for approximately $31 million. Funding for the acquisitions will be provided through the issuance of approximately $132.5 million of Concentra Holding shares, comprised of an $82.5 million exchange for all of the outstanding NHR shares and a $50 million issuance to Concentra Holding's stockholders. Concurrent with the issuance of these shares, Concentra Holdings will contribute the related proceeds to the Company. The balance of the acquisition costs will be provided from the Company's cash on hand and approximately $20 million in borrowings under its revolving credit facility. The Company received the consent of its senior lenders to undertake the acquisitions.

     We believe these acquisitions will both improve our earnings and cash flows as well as position us for future growth. NHR complements our existing Network Services and Care Management offerings. In particular, its market position with auto insurers will assist us in expanding our services to this payor group. Additionally, NHR's strengths in the network, bill re-pricing and independent medical exams arenas strengthen those of the Company. We believe that the Company will derive significant cost synergies from the NHR acquisition.

     Our acquisition of HNS also increases the Company's opportunities for growth. Although it is a relatively young company, HNS has established itself as an important provider of bill re-pricing, data management and network management services in the group health market. During the past year, through an existing joint-marketing arrangement, we have benefited directly from the bill volumes that HNS directs into our out-of-network bill review services. Through this acquisition, we believe that we will not only benefit from the strong growth which HNS is demonstrating with its services, but we will also continue to experience the positive effects of increased bill referral volumes into our traditional out-of-network products.

Liquidity and Capital Resources

     We provided $48.7 million in cash from operating activities for the nine months ended September 30, 2001, and provided $10.3 million for the same nine month period last year. The increase in cash from operating activities in the first three quarters of 2001 as compared to the same period in 2000 was primarily a result of increased operating income, improved capital management and better collections on accounts receivable. During the first three quarters of 2001, $0.7 million of cash was provided by working capital, primarily related to increases in accounts payable and accrued expenses of $11.2 million, partially offset by an increase in accounts receivable of $6.9 million and an increase in prepaid and other assets of $3.6 million. Accounts receivable increased primarily due to continued revenue growth, while accounts payable and accrued expenses increased primarily due to the timing of certain payments, including payment of accrued interest on the Company's 13% Subordinated Notes and payroll-related items.

     During the nine months ended September 30, 2001, the Company paid approximately $1.1 million related to the non-recurring charges that occurred in the third quarter of 1998, fourth quarter of 1998 and third quarter of 1999. At September 30, 2001 approximately $2.7 million of the accrual for these non-recurring charges remain for facility lease obligations and other payments. The Company anticipates that the majority of this liability will be used over the next 12 months.

     For the nine months ended September 30, 2001, we used net cash of $18.2 million in connection with acquisitions and $20.1 million of cash to purchase property and equipment during the first nine months of 2001, the majority of which was spent on new computer hardware and software technology, as well as leasehold improvements. The Company currently estimates that it will increase its rate of quarterly capital spending to approximately $13 million during the fourth quarter to implement new systems in its corporate office and Case Management business. It further anticipates that this rate of spending will then decrease in future quarters to levels which more closely approximate previous expenditure rates, prior to the consideration of capital expenditures related to material acquisitions. Cash flows from investing activities also included $0.6 million of cash received from the sale of internally-developed software. As required by accounting pronouncements, the proceeds were offset against the amount capitalized on the balance sheet and were not recognized as revenue. Cash flows used in financing activities of $2.8 million was primarily due to debt repayments.

      We were in compliance with our covenants, including our financial covenant ratio tests, in the third quarter of 2001. These ratio tests become more restrictive for future periods. The Company's ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. At September 30, 2001, we had no borrowings outstanding under our $100 million revolving credit facility.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. In order to hedge this risk under our current credit agreements, we have utilized interest rate collars. We do not hold or issue derivative financial instruments for trading purposes and are not a party to any leveraged derivative transactions. Sensitivity analysis is one technique used to measure the impact of changes in the interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value or cash flows. However, the same hypothetical 10% movement in interest rates would change the fair value of our hedging arrangements and pretax earnings by $2.2 million as of September 30, 2001. For more information on the interest rate collars, see Note 5 in the audited consolidated financial statements of the Company's 2000 Form 10-K.

PART II.     OTHER INFORMATION

Item 6.      Exhibits and reports on form 8-k


(a)  Exhibits:

         Exhibit 2.1 Agreement and Plan of Merger by and among Concentra Inc., NHR Acquisition Company, Inc. and National Healthcare Resources, Inc. dated as of November 2, 2001.

(b)  Reports on Form 8-K during the quarter ended September 30, 2001:

         Form 8-K dated July 31, 2001 regarding the Company's press release announcing the Company's earnings for the three and six months ended June 30, 2001.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                       CONCENTRA OPERATING CORPORATION



November 13, 2001      By:  /s/ Thomas E. Kiraly
                       -----------------------------------------------------
                                Thomas E. Kiraly
                                Executive Vice President
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)