Form 10-K405
period 2001-12-31
CONCENTRA OPERATING CORP
filed 2002-03-29
CIK 1098690

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   ----------

                                    FORM 10-K
              Annual Report Pursuant To Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

                                   ----------

                        Commission File Number 001-15699

                         Concentra Operating Corporation
             (Exact name of Registrant as specified in its charter)

                   Nevada                                75-2822620
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

      5080 Spectrum Drive, Suite 400 W
             Addison, Texas                                  75001
 (address of principal executive offices)                  (Zip Code)

                                 (972) 364-8000
              (Registrant's telephone number, including area code)

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                    13% Series B Subordinated Notes Due 2009
                Guarantees of Senior Subordinated Notes Due 2009

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 15, 2002, the Registrant had outstanding an aggregate of 1,000 shares of its common stock, $.01 par value. The Registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation, which, as of March 15, 2002, had 31,604,777 shares outstanding of its common stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                         CONCENTRA OPERATING CORPORATION

                                    FORM 10-K
                       Fiscal Year Ended December 31, 2001

                                      INDEX

                                                                                                         Page
                                     PART I

Item 1    Business                                                                                         3
Item 2    Properties                                                                                      29
Item 3    Legal Proceedings                                                                               29
Item 4    Submission of Matters to a Vote of Security Holders                                             29

                                     PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters                           30
Item 6    Selected Financial Data                                                                         30
Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations           31
Item 7A   Quantitative and Qualitative Disclosures About Market Risk                                      43
Item 8    Financial Statements and Supplementary Data                                                     43
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            43

                                    PART III

Item 10   Directors and Executive Officers of the Registrant                                              44
Item 11   Executive Compensation                                                                          47
Item 12   Security Ownership of Certain Beneficial Owners and Management                                  55
Item 13   Certain Relationships and Related Transactions                                                  56

                                     PART IV

Item 14   Exhibits, Financial Statement Schedule, and Reports on Form 8-K                                 61

                           FORWARD-LOOKING INFORMATION

      This annual report includes "forward-looking statements" that are based on our current views and assumptions regarding future events, future business conditions and our outlook based on currently available information. These forward-looking statements include, in particular, the statements about our plans, strategies and prospects under the headings Item 1. "Business," including "Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Wherever possible, we have identified these forward-looking statements by words and phrases such as "anticipates," "plans," "believes," "estimates," "expects," "will be developed and implemented," and similar expressions.

      Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, we can give no assurance that we will achieve these plans, intentions or expectations. We caution readers not to place undue reliance on these forward-looking statements. They are subject to risks and uncertainties, and future events could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, these statements. Certain important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are identified in this annual report, including under the headings
Item 1. "Business," including "Risk Factors," and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors include:

      .     the effects of general industry and economic conditions, including declines in nationwide employment levels and rates of workforce injuries;
      .     the impact of the services provided by our competitors and the pricing of such services;
      .     our ability to manage business growth and diversification and the effectiveness of our information systems and internal controls;
      .     our ability to identify suitable acquisition candidates or joint venture relationships for expansion and to consummate such transactions on favorable terms;
      .     our ability to integrate successfully the operations and information systems of acquired companies;
      .     our ability to attract and retain qualified professionals and other employees;
      .     the impact of changes in, and restrictions imposed by, legislative and administrative regulations affecting the workers' compensation, insurance and healthcare industries in general;
      .     our ability to meet our debt, interest and operating lease payment obligations;
      .     possible litigation and legal liability in the course of operations;
      .     fluctuations in interest and tax rates;
      .     shifts in customer demand for the services we provide;
      .     increases in the costs at which we can obtain goods and services we require in order to operate our businesses; and
      .     opportunities that others may present to us or that we may pursue, all of which are difficult to predict and beyond the control of management.

      All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained throughout this annual report. In light of these risks, uncertainties and assumptions, the forward-looking events we discuss in this annual report might not occur. Our forward-looking statements speak only as of the date made. Other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

A. General

      For purposes of this Report, Concentra Operating Corporation is referred to as "Concentra Operating" or the "Company," and Concentra Inc. is referred to as "Concentra Holding." Concentra(R), First Notice Systems(R), and Focus Healthcare Management(R) are registered service marks of Concentra Operating.

      On August 29, 1997, Concentra Holding, a Delaware corporation, was formed by the merger of CRA Managed Care, Inc., and OccuSystems, Inc. On August 17, 1999, Concentra Holding merged with Yankee Acquisition Corp., a corporation formed by Welsh, Carson, Anderson & Stowe VIII, L.P., a 14.9% holder of Concentra Holding, and

Concentra Holding contributed all of its operating assets and subsidiaries to Concentra Operating, a Nevada corporation. For further discussion of the background of Concentra Holding and Concentra Operating, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

      We are the largest company dedicated primarily to providing healthcare management, network services and care management services to the workers' compensation market and a leading provider of these services to the auto insurance and disability insurance markets. We provide initial treatment for approximately 6% of workplace injuries in the United States and perform non-injury occupational healthcare services for approximately 130,000 local employers. We provide network services and care management services to approximately 3,000 customers across the United States and Canada, including most of the major underwriters of workers' compensation insurance, third-party administrators and self-insured employers. We are also the largest provider of out-of-network bill review services to the group health marketplace. We offer a continuum of healthcare-related services to employers, insurers and third-party administrators of all sizes. We typically do not assume risk of loss in connection with the services we provide. We are compensated for our services on a fee-for-service or percentage-of-savings basis. Less than 0.25% of our revenue is dependent on Medicare or Medicaid reimbursement.

      Our services reduce our customers' healthcare costs by:

      . efficiently managing the provision and delivery of appropriate medical care and the return-to-work process, thereby reducing the medical and non-medical costs associated with a claim; and
      . using sophisticated cost containment techniques to determine the proper pricing of care once it has been delivered.

      We believe that by both providing and managing care and delivering claims management services, we are in a unique position to provide comprehensive, integrated services on a bundled or unbundled basis to national or regional clients and local employers. In addition to the workers' compensation, occupational healthcare and group health markets, we also provide cost containment services to the auto insurance and disability insurance markets. In 2001, we generated revenue of $842.9 million.

      As healthcare costs continue to rise, we believe that payors will seek to increase the use of cost saving strategies, such as those we offer, to minimize these costs. Our comprehensive services are comprised of three distinct categories:

      .     healthcare services;
      .     network services; and
      .     care management services.

Healthcare Services

      We provide healthcare services through our network of 233 owned and managed, primary care occupational healthcare centers, located in 74 markets in 33 states as of March 15, 2002. As a primary starting point for the provision of care in the workers' compensation market, our occupational healthcare centers are designed to efficiently provide quality care to patients. Healthcare services include a full complement of injury care and physical therapy services for work-related injuries and illnesses, as well as other occupational healthcare services including physical examinations, substance abuse testing, job-specific return to work evaluations, and related loss prevention services.

Network Services

      Network services comprise our businesses engaged in reviewing and repricing provider bills. Typically, we are compensated for these services based on the degree to which we achieve savings for our clients. Our network services include access to our specialized preferred provider organization, provider bill repricing and review, out-of-network bill review, and first report of injury services. These services are designed to monitor the timing and appropriateness of medical care, as well as to determine the proper pricing for that care. Network services are primarily provided to the workers' compensation market, except for out-of-network bill review services that we provide primarily to the group health market. We continue to expand our out-of-network bill review services to the workers' compensation and auto insurance markets.

Care Management Services

      Care management services are our professional services aimed at mitigating the cost of workers' compensation, auto, and disability claims through field case management, as well as through telephonic case management, independent medical examinations, and utilization management. As do our other services, care management services focus on monitoring the timing and appropriateness of medical care. Care management services are designed both to assist in maximizing medical improvement and, where appropriate, to expedite return to work.

B. Industry Overview

Occupational Healthcare Services

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

      Workers' Compensation Injury Care

      Workers' compensation is a state-mandated, comprehensive insurance program for work-related injuries and illnesses. Since their introduction in the early 1900s, workers' compensation programs have been adopted by all fifty states, the District of Columbia and Canada. In addition, federal statutes provide workers' compensation benefits for federal employees. Each state is responsible for implementing and regulating its own program. Consequently, workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex.

      Workers' compensation legislation generally requires employers, directly, or indirectly through an insurance vehicle, to fund all of an employee's costs of medical treatment and related lost wages, legal fees and other costs associated with a work-related injury or illness. Typically, work-related maladies are broadly defined, and injured or ill employees are entitled to extensive benefits. Employers are required to provide first-dollar coverage with no co-payment or deductible due from the injured or ill employee, and, in many states, there is no lifetime limit on expenses. However, in exchange for providing this coverage for employees, employers are not subject to litigation by employees for benefits in excess of those provided pursuant to the relevant state statute. Employers provide this extensive benefits coverage, for both medical costs and lost wages, through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or employer self-insurance.

      The basis upon which workers' compensation providers are compensated varies from state to state. As of December 31, 2001, 41 states have adopted fee schedules under which all healthcare providers are uniformly compensated. The fee schedules are set by each state and generally prescribe the maximum amounts that may be paid for a designated procedure. Of the 33 states in which we currently operate occupational healthcare centers, as of March 15, 2002, 25 have fee schedules. In states without fee schedules, healthcare providers are reimbursed based on usual, customary and reasonable fees charged in the particular state in which the services are provided. (These usual, customary and reasonable fees are commonly called "UCR".)

      Likewise, limits on an employee's right to choose a specific workers' compensation healthcare provider depend on the particular state statute. According to the Workers' Compensation Research Institute, as of May 2001, 45 states limited the employee's initial choice of provider; 2 states prohibited employee change of provider; and 45 states and the District of Columbia placed restrictions on the ability of all employees to switch providers, including provisions requiring employer approval for any changes. Generally, the employer will also have the ability to direct the employee when the employer is self-insured. It has been our experience that our results of operations and business prospects in a particular state do not materially differ as a result of state-to-state differences in the requirements regarding direction of care. We believe that employers greatly influence their employees' choices of physicians even in states in which the employees may select their own providers.

      According to data published in the National Safety Council, 2001 Edition of Injury Facts, total workers' compensation costs to employers in the United States were estimated to be approximately $131.2 billion in 2000. Although the industry as a whole is fragmented with a large number of competitors in the various sub-segments of workers' compensation services, we believe that we are the only integrated provider offering a full range of healthcare management and cost containment services on a nationwide basis.

      The dollar amount of workers' compensation claims has increased significantly in recent years, resulting in escalating costs to employers. We believe that workers' compensation costs will continue to rise primarily because of:

      .     broader definitions of work-related injuries and illnesses covered by workers' compensation laws;
      .     the shifting of medical costs from group health plans to the workers' compensation system;
      .     an aging work force;
      .     the continued requirement that employers pay all of an employee's costs of medical treatment, without any co-payment or deductible, as well as related lost wages and non-medical costs; and
      .     the under-utilization to date of comprehensive cost containment programs in the workers' compensation industry.

      As workers' compensation costs increase, we expect that employers will continue to seek and use strategies and programs to reduce workers' compensation costs and to improve worker productivity, health and safety. We believe that clients' use of our primary care healthcare services, focusing on proactively managing each injury episode and encouraging early return to work, as appropriate, can result in substantial savings in indemnity and medical costs.

Non-Injury Healthcare Services

      Non-injury occupational healthcare services include:

      .     employment-related physical examinations;
      .     drug and alcohol testing;
      .     functional capacity testing; and
      .     other related programs designed to meet specific employer needs.

      Non-injury healthcare services also include programs to assist employers in complying with a growing list of federal and state requirements, including hearing conservation programs, toxic chemical exposure surveillance and monitoring programs, and Department of Transportation and Federal Aviation Administration-mandated physical examinations. Federal laws governing health issues in the workplace, including the Americans with Disabilities Act, have increased employers' demand for healthcare professionals who are experts in the delivery of these services.

      Network Services and Care Management Services

      Network services and care management services are intended to control the cost of healthcare and to measure the performance of healthcare providers. These goals are accomplished through intervention and through on-going review of proposed services and of services actually provided. Healthcare companies and insurance companies originally developed managed care techniques to stem the rising costs of group healthcare.

     Workers' Compensation Network Services and Care Management Services

      Historically, employers were slow to apply managed care techniques to workers' compensation, primarily because total costs are relatively small compared to those associated with group health benefits and because state-by-state regulations related to workers' compensation are more complex than those related to group health. However, in recent years, employers and insurance carriers have increased their focus on applying managed care techniques to control their workers' compensation costs.

      A number of states have adopted legislation encouraging the use of workers' compensation managed care organizations in an effort to allow employers to control their workers' compensation costs. Managed care organization laws generally provide employers an opportunity to channel injured employees into provider networks. In certain states, managed care organization laws require licensed managed care organizations to offer certain specified services, such as utilization management, case management, peer review and provider bill repricing and review. Most of the managed care organization laws adopted to date establish a framework within which a company such as ours can provide its customers a full range of managed care services for greater cost control.

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

      Workers' compensation cost containment services fall into two broad categories:

      .     network services; and
      .     care management services.

      Network Services

      Network services are designed to reduce the cost of workers' compensation claims through a variety of techniques such as:

      .     first report of injury;
      .     precertification and concurrent review;
      .     both in-network and out-of-network bill review; and
      .     preferred provider organization network access.

      Care Management Services

      Care management services involve:

      .     working on a one-on-one basis with injured employees; and
      .     facilitating communication among an injured employee's various healthcare professionals, employers and insurance company adjusters.

      Care management services are designed both to assist in maximizing medical improvement and, where appropriate, to expedite return to work through several techniques:

      .     field case management;
      .     telephonic case management;
      .     independent medical examinations; and
      .     utilization management.

      Auto Insurance Network Services

      The automobile insurance industry, like the workers' compensation industry, is regulated on a state-by-state basis. Although regulatory approval is not required for us to offer many of our network and care management services, state regulatory approval is sometimes required in order to offer automobile insurers' products that permit them to direct claimants into a network of medical providers or require precertification of medical treatment.

      It is relatively recent that the auto insurance market has provided legislative support of network services. However, in states that have adopted auto managed care legislation, direction of care to designated providers of treatment and regulated utilization review programs have lowered the costs of "personal injury protection" coverage. We are pursuing auto-related business using network cost management strategies in those states that permit such programs.

      Group Health Network and Out of Network Services

      According to information from the Centers for Medicare and Medicaid Services, Office of the Actuary, private health insurance expenditures for personal health care were estimated to total approximately $390.7 billion in 2000.

All healthcare payors have out-of-network exposure due to healthcare claims that are outside their geographic coverage area or their network of providers, either because of an insured person's choice of providers or as a result of geographic circumstances where the insured does not have local access to contracted providers. Out-of-network healthcare claims expose payors to a greater incidence of over-utilization, cost shifting, omission of appropriate discounts and possible billing errors than do in-network claims. Out-of-network bill review service providers produce savings for their clients by analyzing these out-of-network medical claims and, through a variety of methods, reducing the costs which otherwise would be payable. These methods include professional negotiation, line item analysis, specialized audit and bill review processes, and broader access to preferred provider networks with greater geographic coverage.

C. Our Business Strategy

      Our primary business strategy involves developing and offering services which enable employers, insurance companies and third party medical claim administrators to improve the medical outcomes of individuals they insure and to lower the medical costs and duration associated with their cases. We intend to focus our business on improving the efficiency of healthcare services, particularly in the workers compensation, auto, disability, and group health marketplaces. We will strive to accomplish this by relying on the experience we have in treating specific types of workplace injuries and illnesses to develop targeted medical outcomes and to measure the appropriate amount of medical costs and case duration that should be expected in connection with certain classes of medical claims.

      More specifically, our strategy will be to improve medical outcomes and lower claims costs by: (i) increasing market penetration of early intervention services such as healthcare services, first report of injury and telephonic case management, (ii) increasing market penetration of out-of-network bill review services to the group health, workers' compensation and auto insurance markets,
(iii) streamlining patient care, outcomes reporting and claims resolution through enhanced information technology, (iv) continuing to acquire and develop occupational healthcare centers and expand healthcare network services by developing direct affiliations with primary care physicians, specialists, hospitals and other ancillary providers and (v) capitalizing on our national organization and local market presence to win new customers and to increase cross-selling of services to existing accounts. We will seek to implement this strategy as follows:

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

Increase Market Penetration of Out-of-Network Bill Review Services

      We will further expand our reach into the group health marketplace by offering new and existing customers comprehensive retrospective bill review services, including expanded PPO network access, to assist customers in containing costs related to out-of-network group health medical charges. We are the market leader in this line of business and are expanding our services into the workers' compensation market and auto insurance market in states that do not have established fee schedules. We believe that expansion in these areas represents a significant opportunity for us in the future.

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

Continue to Acquire and Develop Occupational Healthcare Centers and Expand Healthcare Network Services

      We estimate that there are more than 2,000 healthcare centers in the United States in which physicians who specialize in occupational medicine are providing occupational healthcare services. We will continue to acquire and develop occupational healthcare centers in new and existing markets and will continue to organize our occupational healthcare centers in each market into clusters to serve employers, payors and workers more effectively, to leverage management and other resources and to facilitate the development of integrated networks of affiliated physicians and other healthcare providers. In addition, we will develop occupational healthcare centers in new markets and within existing markets through joint ventures and management agreements. Finally, through our subsidiary, Focus Healthcare Management, Inc. ("Focus"), we will continue to expand our vertically-integrated PPO networks of specialists, hospitals and other healthcare providers. These networks, and our occupational healthcare centers, are designed to provide quality care to patients, while reducing total costs to employers and insurers.

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

D. Services and Operations

      The workers' compensation, auto insurance, disability insurance and group health markets represent a significant opportunity for the full range of our healthcare management and cost containment services. In each of these markets, insurance companies, self-insured employers and/or third party administrators have a need for our services as they continue to try to control their rising healthcare costs.

Healthcare Services

      Occupational Healthcare Centers

      Our 233 primary care occupational healthcare centers at March 15, 2002, provide treatment for:

      .     work-related injuries and illnesses;
      .     physical therapy and certain diagnostic testing in connection with work-related injuries;
      .     employment-related physical examinations and evaluations;
      .     drug and alcohol testing
      .     functional capacity testing; and
      .     various other employer-requested or government-mandated occupational health services designed to meet specific employer needs.

      During 2001, approximately 50.0% of all patient visits to our centers were for the treatment of injuries or illnesses and 50.0% were for non-injury occupational healthcare services.

      Each occupational healthcare center is staffed with at least one licensed physician and at least one licensed physical therapist who are employees of a physician association with which we are affiliated (a "physician group"). The licensed physicians are generally experienced in occupational medicine or have emergency, family practice, internal medicine or general medicine backgrounds. Most centers use a staff of between 10 and 15 full-time persons, or their part-time equivalents, including licensed physicians, nurses, licensed physical therapists and administrative support personnel.

      Physician and physical therapy services are provided at the centers under management agreements with the physician groups. The physician groups are independently organized professional corporations that hire licensed physicians, physical therapists and other healthcare providers to provide healthcare services to the centers' patients. The management agreements between us and the physician groups have 40-year terms. Pursuant to each management agreement, we provide a wide array of business services to the physician groups, such as:

      .     providing non-medical support personnel;
      .     practice and facilities management;
      .     billing and collections;
      .     accounting;
      .     tax and financial management;
      .     human resource management;
      .     risk management; and
      .     marketing and information-based services, such as process management and outcome analysis.

      As another service to the physician groups, we recruit physicians, nurses, physical therapists and other healthcare providers. We collect receivables on behalf of the physician groups and advance funds for payment of each physician group's expenses, including salaries, shortly after services are rendered to patients. We receive a management fee based on all services performed at the centers. The management fee is subject to renegotiation and may be adjusted from time to time to reflect industry practice, business conditions and actual expenses for contractual allowances and bad debts. We provide services to the physician groups as independent contractors and are responsible only for the non-medical aspects of the physician groups' practices. The physician groups retain sole responsibility for all medical decisions, including the hiring of medical personnel.

      The physician groups operate in accordance with annual budgets. We consult with the physician groups to aid in establishing their budgets. The management agreements between the physician groups and our company provide that in no event shall we have any obligation to supply working capital out of our funds for the physician groups or their operations. Accordingly, we retain sole discretion over the decision to advance funds to the physician groups and the amount of any such advances. Because we own and operate the non-medical aspects of the occupational healthcare centers, we also retain ultimate authority to determine the type of equipment used in the centers and other fiscal matters with respect to the operation of the centers.

      Individual physicians who perform services pursuant to contracts with a physician group are employees of the physician group. The physicians providing services for the physician groups do not maintain other practices. All of the owners of the physicians group are physicians. It is the responsibility of the owners of the physician group to hire and manage all physicians associated with the physician group and to develop operating policies and procedures and professional standards and controls. Under each management agreement, the physician group indemnifies us from any loss or expense arising from acts or omissions of the physician group or our professionals or other personnel, including claims for malpractice. For further discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

      Joint Ventures and Management Agreements

      We develop clusters of occupational healthcare centers in new and existing geographic markets through the acquisition and development of occupational healthcare centers. In selected markets in which a hospital management company, hospital system or other healthcare provider has a significant presence, we may focus our expansion efforts on strategic joint ventures or management agreements. In our joint venture relationships, we typically acquire a majority ownership interest in the venture and agree to manage the venture for a management fee based on net revenue. We currently manage 12 joint ventures through which we operate 32 centers. In addition, we have entered into three management agreements through which we operate six centers.

      Other Ancillary Programs

      We offer other ancillary programs as described below. It has been our experience that offering a full range of programs to complement our core healthcare management services strengthens our relationships with existing clients and increases the likelihood of attracting new clients. We anticipate expanding our ancillary programs as needed to address occupational healthcare legislation and regulations enacted in the future.

      Compliance with the Americans with Disabilities Act.  The Americans with
      ----------------------------------------------------
Disabilities Act is a federal statute that generally prohibits employers from discriminating against qualified disabled individuals in the areas of the job application process, hiring, discharge, compensation and job training. The Americans with Disabilities Act now applies to all employers with 15 or more employees. Through our "ADApt Program," we assist employers with Americans with Disabilities Act compliance issues by addressing the Americans with Disabilities Act requirements relating to job descriptions, pre-placement physical examinations, analysis, compliance and confidentiality of applicant/employee information. The "ADApt Program" helps employers adapt their hiring and termination procedures, job descriptions and injury/illness management programs in order to comply with Americans with Disabilities Act guidelines.

      Risk Assessment and Injury Prevention Programs. We assist clients in
      -----------------------------------------------
reducing workplace injuries and illnesses by providing ongoing educational programs for our clients, as well as through our on-site risk assessment and injury prevention programs. These programs include:

      .     identifying workplace hazards;
      .     designing plant-specific safety programs; and
      .     helping clients comply with federal and state occupational health regulations.

      On-site Services.  We provide on-site occupational healthcare services for
      -----------------
employers at the employer's workplace. Our staffing and services are customized to meet each employer's specific needs. On-site services create a strategic relationship with employers to provide an innovative and comprehensive approach to job-related healthcare needs. In addition to providing primary care, on-site services assist employers in maintaining regulatory compliance, promoting health and safety initiatives, and reducing costs associated with workers' compensation.

      Revenue from healthcare services represented approximately 50.9% of our total revenue for 2001, 53.1% for 2000, and 48.4% for 1999.

Network Services

      We provide a number of network services focused directly on helping to reduce the medical and indemnity costs associated with workers' compensation and the medical costs associated with group health, auto and disability claims. These services include:

      .     provider bill repricing and review;
      .     preferred provider organization network access;
      .     first report of injury services; and
      .     out-of-network bill review.

      We offer our services separately or on a bundled basis as a full-service cost containment program, beginning with the first report of injury and including all services needed to aggressively manage the costs associated with a work-related injury. Our comprehensive approach to managing workers' compensation costs serves the needs of a broad range of clients, from local adjusters to national accounts. In addition to providing network services for work-related injuries and illnesses, we also provide out-of-network bill review services to the group health market and network services to payors of automobile accident medical claims and disability insurance claims.

      We believe that the demand for our network services will continue to increase due to a number of factors, including:

      . greater payor awareness of the availability of these techniques for controlling the cost of medical claims;
      . the effectiveness of fee negotiation and other bill review techniques at reducing costs for group health insurance plans;
      . the verifiable nature of the savings that can be obtained by application of cost containment techniques applicable to workers' compensation; and
      . the broad applicability of these techniques to all injured employees, not just severely injured employees likely to be absent from work.

      Provider Bill Repricing and Review

      We review and reduce our customers' medical bills, including hospital bills, to either the various state-mandated fee schedules for workers' compensation claims or a percentage of the usual, customary and reasonable rates that exist in non-fee schedule states. Additionally, this automated bill review service enables clients to access certain preferred provider organization pricing schedules that represent additional savings below the fee schedules or UCR rates. The savings to our clients as a result of this service can be significant. Bill review also creates an important historical database for provider practice patterns and managed care provider compliance requirements.

      Access to Preferred Provider Networks

      Through our subsidiaries, Focus, and Metra Comp, Inc. ("MetraComp"), we provide our clients with access to national PPO networks. These networks provide injured workers with access to quality medical care at pre-negotiated discounts, thereby offering our clients the ability to influence, or in certain states to direct, their employees into a preferred provider organization network as a means of managing their work-related claims. In addition to providing a vehicle for managing the delivery of appropriate care by qualified providers, the discounts associated with these preferred provider organization arrangements generate additional savings through the retrospective bill review program described above. As of December 31, 2001, our national PPO networks included approximately 341,400 individual providers and over 3,800 hospitals covering 50 states and the District of Columbia.

      First Report of Injury

      Through our subsidiary, First Notice Systems, Inc. ("First Notice"), we provide a computerized first report of injury/loss reporting service using two centralized national call centers to which an individual, employer or insurance company claims adjuster communicates reports of injuries or losses as soon as they occur. First Notice provides its services primarily to the auto industry for first notice of loss reporting and to workers' compensation carriers for first report of injuries, as well as to property and casualty carriers that write both auto and workers' compensation insurance. For injuries, each report is electronically transferred or mailed to the state agency, the employer and the insurance company. This service assists in the timely preparation and distribution of state-mandated injury reports, provides us and our customers with an early intervention tool to maximize control over workers' compensation and auto claims and also provides us with cross-selling and referral opportunities.

      Out-of-Network Bill Review

      We continue to expand our market presence in out-of-network bill review services. We believe that we are the market leader in this line of business in the group health market. In connection with our provider bill repricing and review services and PPO services, we are also expanding our services into the workers' compensation market in states that do not have established fee schedules and into the auto insurance market where appropriate. We use a variety of techniques to reduce expenses by repricing hospital and other providers' bills and reducing the administrative expense associated with reviewing and analyzing medical bills. Our services include:

      .     professional fee negotiation;
      .     line-item analysis;
      .     post-payment services;
      .     other specialized audit and bill review processes; and
      .     access to a preferred provider organization network with broader geographic coverage than otherwise available to its clients.

      We provide out-of-network bill review services to healthcare payors in most risk categories, including:

      .     indemnity;
      .     preferred provider organization;
      .     health maintenance organization;
      .     self insured plans under the Employee Retirement Income Security Act of 1974 ("ERISA");
      .     Taft-Hartley Plans;
      .     reinsurance carriers; and

      . intermediaries such as administrative services organizations and third-party administrators.

      We are the largest provider of these specific services in the managed care industry and specialize in out-of-area and non-network cost management services that reduce exposure to:


      .     over-use;
      .     upcoding;
      .     cost shifting;
      .     various forms of revenue enhancement tactics; and
      .     inflated retail charge practices.

      The current technology we employ is designed to:

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

      Through our recent acquisition of HealthNetwork Systems, LLC, we now offer additional PPO network management and bill re-pricing services to large health plans.

      We have also experienced significant growth in our post-payment services area, where we audit paid healthcare claims and determine the appropriateness of those payments based upon various criteria such as primary and secondary diagnosis, primary and secondary payor liability, reimbursement and coding methodology, and the application of contracted discounts. We audit paid claims up to 24 months in the post-payment cycle and offer refund collection services to recover overpayments.

      Revenue from network services represented approximately 22.0% of our total revenue for 2001, 21.6% for 2000, and 23.2% for 1999.

Auto Insurance Network Services

      We offer an integrated service to the automobile insurance market that, where permitted by law, includes the direction of automobile accident victims into networks of medical providers. We currently offer a fully-integrated service in two states and offer voluntary network access in several other states. Our program has produced significant savings for our insurance company clients. Services offered to the automobile insurance market include precertification, telephonic case management, direction of injured persons into specialized PPO networks, medical bill review, independent medical evaluations and field case management.

Care Management Services

      Our care management services are our professional services aimed at mitigating the cost of workers' compensation, auto, and disability claims. As do our other services, care management services focus on monitoring the timing and appropriateness of medical care. Care management services are designed both to assist in maximizing medical improvement and, where appropriate, to expedite return to work. Our care management services include:

      .     field case management;
      .     telephonic case management;
      .     independent medical examinations;
      .     utilization management, precertification, and concurrent review; and
      .     peer reviews.

      Field Case Management

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

      Our field case management services consist of one-on-one management of work-related injuries by our case managers, who are located in 50 states, the District of Columbia, and Canada. Field case management typically involves a work-related injury or illness with a significant potential or actual amount of lost work time or a catastrophic injury that requires detailed management of the type we provide. Our field case managers specialize in expediting the injured employee's return to work through both medical management and vocational rehabilitation. Medical management services provided by our field case managers include coordinating the efforts of all the healthcare professionals involved and increasing the effectiveness of the care being provided by encouraging compliance and active participation on the part of the injured worker. Vocational rehabilitation services include job analysis, work capacity assessments, labor market assessments, job placement assistance and return to work coordination.

      Telephonic Case Management

      Telephonic case management consists of short-duration (30 to 90 days) telephonic management of workers' compensation claims. Our telephonic case management units:

      .     accept first reports of injury;
      .     negotiate discounts with hospitals and other providers;
      .     identify care alternatives; and
      .     work with injured employees to minimize lost time on the job.

      Each of our telephonic case management units is overseen by nurses who are experienced in medical case management. Our telephonic case management units represent an important component of early intervention and help to promptly identify cases that require our field case management services.

      Independent Medical Examinations

      Independent medical examinations evaluate and assess the extent and nature of an employee's injury or illness. We provide our clients with access to independent physicians who perform independent medical examinations from 44 of our service locations and, upon completion, prepare reports describing their findings.

      Utilization Management: Precertification and Concurrent Review

      Clients use our precertification and concurrent review services to ensure that specified medical procedures are precertified by one of our registered nurses and/or physicians for medical necessity and appropriateness of treatment before the medical procedure is performed. Our determinations represent only recommendations to the client. The ultimate decision to approve or disapprove a request is made by the client's claims adjuster. Precertification calls are made by either the claimant or the provider to one of our national utilization management reporting units. After a treatment plan has been precertified, one of our employees performs a follow-up call and concurrent review, at the end of an approved time period, to evaluate compliance and/or discuss alternative plans.

      Peer Reviews

      Peer review services consist of the review of medical files by a physician, therapist, chiropractor or other healthcare provider who confirms that the care being provided appears to be necessary and appropriate. The reviewer does not meet with the patient, but merely reviews the file as presented.

      We believe that the following factors will contribute to continued growth of our care management services:

..     increased acceptance of care management techniques due to greater exposure to the workers' compensation managed care market;
..     earlier identification of individuals in need of care management services due to increased utilization of our cost containment services, particularly early intervention services such as telephonic case management;
..     increased market share at the expense of smaller, undercapitalized competitors; and

..     the ability to access national accounts for use of care management services.

      Revenue from care management services represented approximately 27.1% of our total revenue for 2001, 25.2% for 2000, and 28.4% for 1999.

E. Customers

      Our occupational healthcare centers currently serve approximately 100,000 local employers. We serve more than 3,000 network services and care management customers across the United States and Canada, including most major underwriters of workers' compensation insurance, third-party administrators and self-insured employers.

      We are compensated for our services primarily on a fee-for-service or percentage-of-savings basis. Our largest customer represented less than 5% of our total revenue in 2001. We have not entered into written agreements with most of our healthcare services customers. Many of our network services and care management relationships are based on written agreements. However, either we or the customer can terminate most of these agreements on short notice and without penalty. We typically do not assume risk of loss in connection with the services we provide. We have no capitated arrangements. Less than 0.25% of our revenue is dependent on Medicare or Medicaid reimbursement.

F. Sales and Marketing

      We market our products and services to the insurance and healthcare industries, primarily in the area of worker's compensation and occupational healthcare. We also market products and services designed specifically for group health, automobile insurance and disability insurance.

      Our marketing and sales strategy is focused on marketing these products and services to the national and regional levels of large insurance companies and third-party administrator accounts, as well as self-insured corporations. Our direct sales force of over 400 people supports the national effort by selling our products and services at the local level through insurance company adjusters, third party administrators and employers. The direct sales force is a key component of our strategy because of the customer decision-making authority that resides at the local level and relationship-driven nature of that portion of the business. Another key component of our sales force is the national account sales team, which is focused on selling our integrated services to major strategic accounts.

      As part of our marketing and sales strategy, we also conduct marketing, clinical and outcomes based research. This research has been published in key medical journals. We also provide quantitative measurement demonstrating medical outcomes and cost savings from using our integrated system of products and services.

G. Quality Assurance and Corporate Compliance Program

      We routinely use internal audits to test the quality of our delivery of services. We conduct audits of compliance with special instructions, completion of activities in a timely fashion, quality of reporting, identification of savings, accuracy of billing and professionalism in contacts with healthcare providers. We conduct audits on a nationwide basis for particular customers or on a local office basis by selecting random files for review. We generate detailed reports outlining the audit findings and providing specific recommendations for service delivery improvements. When appropriate, we conduct follow-up audits to ensure that recommendations from the initial audit have been implemented.

      We have a comprehensive, company-wide compliance program. Our compliance program provides for:

..     the appointment of a compliance officer and committee;
..     adoption and periodic review of ethics and business conduct policies;
..     employee education and training;
..     implementation of an internal system for reporting concerns;
..     ongoing auditing and monitoring programs, including periodic (at least annual) risk assessments and reviews;
..     a means for enforcing the compliance program policies; and
..     periodic reporting to and oversight by the Board of Directors and the
      Audit and Compliance Committee of the Board of Directors.

H. Competition

Healthcare Services

      The market to provide healthcare services within the workers' compensation system is highly fragmented and competitive. Our competitors typically have been independent physicians, hospital emergency departments and other urgent care providers. We believe that, as integrated networks continue to be developed, our competitors will increasingly consist of specialized provider groups, such as groups we manage.

      We believe that we compete effectively because of:

      .     our specialization in the workers' compensation and occupational healthcare industry;
      .     our broad knowledge and expertise in this industry;
      .     the effectiveness of our services as measured by favorable outcomes;
      .     our ability to offer services in multiple markets; and
      .     our information systems.

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

Network Services and Care Management Services

      The market for our network services and care management services is fragmented, with a large number of competitors. We compete with numerous companies, including national managed care providers, smaller independent providers, and insurance companies. Our primary competitors are companies that offer one or more workers' compensation managed care services on a national basis. We also compete with many smaller companies that generally provide unbundled services on a local level where such companies often have a relationship with a local adjuster. In addition, several large workers' compensation insurance carriers offer managed care services for their insurance customers either through the insurance carrier's own personnel or by outsourcing various services to providers such as us. We believe that this competitive environment will continue into the foreseeable future.

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

I. Information Systems and Technology

      We maintain a fundamental commitment to the development and implementation of advanced information technology, with a considerable focus on web-based applications. We believe that our information systems enable us to improve referrals among our full range of services, streamline patient care and enhance outcomes reporting. Therefore, we believe that our information systems make our operations more efficient while improving our ability to demonstrate the cost savings our services provide to our clients.

      The backbone of our platform is a wide area network ("WAN") in each market in which we provide healthcare services. All occupational healthcare centers in a market use a patient administration system, named "OccuSource," which runs on a client/server architecture allowing each center to access and share a common database for that market. The database contains employer protocols, patient records and other information regarding our operations in the market. The WAN allows the centers in the market to share information and thereby improve center and physician efficiencies and enhance customer service. We have created a centralized repository of company data to be used, among other things, for clinical outcomes analysis. We believe that our commitment to continued development of our healthcare information system provides a unique and sustainable competitive advantage within the occupational healthcare industry.

      In 2001, we implemented a new application for our physicians using wireless, touchscreen handheld devices in all of our clinics. This technology allows our providers to move seamlessly between patient care episodes. In real time, the physician is creating and approving clinical notes using a knowledge based system which reduces the time for patient processing and bill creation. Based on the success of the physician project, during 2002 we will rollout a similar application to the physical therapists in all of our clinics.

      We have developed and licensed to third parties an Internet-based first notice of loss reporting system for all lines of insurance named "ClaimCapture". The application extends our call center technology through the Internet, enabling users to report first notices of loss, as well as providing the user with immediate access to customized networks and routing to appropriate and qualified healthcare providers. "ClaimCapture" can be accessed through hyperlinks on customers' web pages. This application enhances both internal integration and customer communication and creates an effective platform for our First Notice subsidiary to handle calls with greater speed and efficiency.

      Our CMAdvantage case management software aids and speeds up the daily tasks of our case managers, allowing them to devote more time to consistent delivery of quality service. This software allows immediate exchange of information among our offices, as well as among employees in the same office. CMAdvantage is integrated with the "ClaimCapture" web-based product to enable a clear, precise and immediate transmission of data from First Notice into the case management system. CMAdvantage allows for shared data in situations in which multiple case managers are working on a case, creates better customer access to information and allows us to produce specific, user-friendly reports to demonstrate the value of our services.

      CMConnect is an extra-net portal which has been added to CMAdvantage in 2001. It allows our customers to give us online referrals and check on case management progress in real time over a fully secured Internet browser connection. Claimsight is a similar extranet portal which provides the same functionality for our independent medical examinations customers. National Healthcare Resources, Inc. ("NHR"), a company we acquired in November 2001, developed and implemented Claimsight in 2001, and we are implementing it for our independent medical examinations business.

      The field case management portion of our care management services is undergoing a major technology initiative that we believe will streamline operations and enable significant business process improvement. This technology is based on a professional services automation product integrated with handheld personal digital devices (known as "PDAs") which will be deployed to all of our field case managers. Numerous redundant, non-value added activities will be eliminated, service delivery expectations for billing to customer contracts will be automated, and management performance information will be collected/reported on a daily basis.

      Our subsidiary, Concentra Preferred Systems, Inc. ("CPS") uses our proprietary, technology-based Healthcare Bill Management System for our out-of-network medical claims review services. This system now uses Oracle and a front-end browser. Client bills are accessed and entered into the Healthcare Bill Management System in a variety of ways, including electronic bill identification within the client's claim adjudication system with subsequent electronic data interchange ("EDI") transfer to CPS, entry of appropriate bills into a customized Data Access Point system, on-site bill entry by a CPS employee into the Data Access Point system, and overnight mail or facsimile of client bills to a CPS service center. These access strategies are designed to increase the number of appropriate bills that CPS receives, while minimizing the administrative cost to the client. Once a bill is electronically or manually entered into the Healthcare Bill Management System, the bill is evaluated against CPS's licensed and proprietary databases that are designed to identify instances of cost shifting, improper coding and utilization and pricing issues. Following analysis of the bill, it passes through CPS's client preference profile that is created at the time of CPS's initial engagement with the client. The Healthcare Bill Management System then evaluates the compatibility of the service with the greatest expected savings with the service requirements of the client and electronically sends the bill for processing to the appropriate CPS service department.

      We are in the process of integrating and rationalizing our expanded portfolio of systems for our network services and care management services businesses as a result of our November 2001 acquisition of NHR. Our objective is to select the best of our available systems for each business area. We will consolidate operations in the selected technology and phase out the other systems. Also, as a result of this acquisition, we are in the process of implementing the Claimsight system for our independent medical examinations business and of developing a new, state-of-the-art technology platform for our auto insurance network services business (the "WebReprice" system). Implementation of both browser-based systems will begin in 2002 will rollout for all operational locations continuing in 2003.

      Our November 2001 acquisition of HealthNetwork Systems, L.L.C. ("HNS") added an outsourcing system for PPO/HMO network management, along with integrated non-network bill review identification and management. HNS systems are based on state-of-the-art browser technology and were implemented in 2001. The final phase of development to automate clerical activities within HNS operations is scheduled for completion during 2002.

J. Government Regulation

General

      As a provider of healthcare services, network services, and care management services, we are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. We are also subject to laws and regulations relating to business corporations in general. In recent years, Congress and state legislatures have introduced an increasing number of proposals to make significant changes in the healthcare system. Changes in law and regulatory interpretations could reduce our revenue and profitability.

      Laws and regulations affecting our operations fall into four general categories:

      .     laws that regulate the provision of workers' compensation healthcare services or the provision of cost containment services;
      .     laws regarding the provision of healthcare services generally;
      .     laws regulating the operation of provider networks; and
      .     other laws and regulations of general applicability.

Workers' Compensation Laws and Regulations

      In performing workers' compensation healthcare services and cost containment services, we must comply with state workers' compensation laws. Workers' compensation laws require employers to assume financial responsibility for medical costs, lost wages and related legal costs of work-related illnesses and injuries. These laws establish the rights of workers to receive benefits and to appeal benefit denials. Workers' compensation laws generally prohibit charging medical co-payments or deductibles to employees. In addition, certain states restrict employers' rights to select healthcare providers and establish maximum fee levels for the treatment of injured workers.

      Many states are considering or have enacted legislation reforming their workers' compensation laws. These reforms generally give employers greater control over who will provide healthcare services to their employees and where those services will be provided and attempt to contain medical costs associated with workers' compensation claims. At present, 25 of the states in which we do business have implemented treatment-specific fee schedules that set maximum reimbursement levels for our healthcare services. Of the states in which we do business, eight states provide for a "reasonableness" review of medical costs paid or reimbursed by workers' compensation. When not governed by a fee schedule, we adjust our charges to the usual, customary and reasonable levels accepted by the payor.

      Many states, including a number of those in which we transact business, have licensing and other regulatory requirements that apply to our network services and care management businesses. Approximately half of the states have enacted laws that require licensing of businesses that provide medical review services, such as ours. Some of these laws apply to medical review of care covered by workers' compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control and dispute resolution procedures. In addition, laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws apply to managed care provider networks having contracts with us and, in some states, to provider networks that we have organized and may organize in the future. To the extent that we are governed by these regulations, we may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers.

Corporate Practice of Medicine and Other Laws

      Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities such as ours and licensed professionals and professional corporations, particularly with respect to fee-splitting between physicians and non-physicians. Laws and regulations relating to the practice of medicine, fee-splitting and similar issues vary widely from state to state, are often vague, and are seldom interpreted by courts or regulatory agencies in a manner that provides guidance with respect to business operations such as ours. We attempt to structure all of our healthcare services operations to comply with applicable state statutes regarding corporate practice of medicine, fee-splitting and similar issues. However, there can be no assurance:

      . that courts or governmental officials with the power to interpret or enforce these laws and regulations will not assert that we are in violation of such laws and regulations; or
      . that future interpretations of such laws and regulations will not require us to modify the structure and organization of our business.

Anti-Kickback and Physician Self-Referral Laws

      A federal law ("The Anti-Kickback Statute") prohibits the offer, payment, solicitation or receipt of any form of remuneration to induce or in return for the referral of Medicare or other governmental health program patients or patient care opportunities, or in return for the purchase, lease or order of items or services that are covered by Medicare or other governmental health programs. Violation of these provisions could constitute a felony criminal offense and applicable sanctions include imprisonment of up to five years, criminal fines of up to $25,000, civil monetary penalties of up to $50,000 per act plus three times the amount claimed or remuneration offered, and exclusion from the Medicare and Medicaid programs.

      Section 1877 of the Social Security Act (the "Stark Law") prohibits physicians, subject to certain exceptions described below, from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician, or an immediate family member, has an ownership or investment interest or with which the physician, or an immediate family member, has entered into a compensation arrangement. These prohibitions, contained in the Omnibus Budget Reconciliation Act of 1993, commonly known as "Stark II," amended prior federal physician self-referral legislation known as "Stark I" by expanding the list of designated health services to a total of ten categories of health services. The physician groups with which we are affiliated provide one or more designated health services. Persons who violate the Stark Law are subject to civil monetary penalties and exclusion from the Medicare and Medicaid programs.

      Final regulations interpreting Stark I (the "Stark I Regulations") were issued on August 14, 1995. On January 4, 2001, the Centers for Medicare and Medicaid Services, formerly known as the Health Care Financing Administration, issued final regulations modifying the Stark I Regulations and interpreting parts of Stark II. These regulations are considered Phase I of a two-phase process, with the remaining regulations to be published at an unknown future date.

      Many states, including states in which we operate, have enacted laws similar in scope and purpose to the Anti-Kickback Statute and the Stark Law that are not limited to services for which Medicare or Medicaid payment is made. In addition, most states have statutes, regulations or professional codes that restrict a physician from accepting various kinds of remuneration in exchange for making referrals. These laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies. In states which have enacted such statutes, we believe that regulatory authorities and state courts interpreting these statutes may regard federal law under the Anti-Kickback Statute and the Stark Law as persuasive.

      We believe that our arrangements with our affiliated physician groups do not violate the Anti-Kickback Statute, the Stark Law and similar state laws. These laws are subject to modification and changes in interpretation and have not often been interpreted by appropriate authorities in a manner applicable to our business. Moreover, these laws are enforced by authorities vested with broad discretion. We have attempted to structure all of our operations so that they do not violate any applicable federal or state anti-kickback and anti-referral prohibitions. We also continually monitor developments in this area. If these laws are interpreted in a manner contrary to our interpretation or are reinterpreted or amended, or if new legislation is enacted with respect to healthcare fraud and abuse, illegal remuneration or similar issues, we may be required to restructure our affected operations to maintain our compliance with applicable law. We cannot assure you that such restructuring will be possible, or, if possible, will not adversely affect our business or results of operations.

Health Insurance Portability and Accountability Act of 1996/Fraud and Abuse

      The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") broadened the application of the Anti-Kickback Statute beyond the Medicare and Medicaid programs. An amendment included in HIPAA extended the Anti-Kickback Statute's prohibitions to all "Federal healthcare programs," which include all state healthcare programs receiving federal funding but exclude the Federal Employees Health Benefit Program. Because the prohibitions contained in the Anti-Kickback Statute apply to the furnishing of items or services for which payment is made in "whole or in part," the Anti-Kickback Statute could be implicated if any portion of an item or service we provide is covered by the state or federal health benefit programs described above. Additionally, HIPAA created a general healthcare fraud criminal offense that applies to include all healthcare benefit programs regardless of whether such programs are funded in whole or in part with federal funds.

HIPAA Administrative Simplification Provisions - Patient Privacy, Protection and Security

      HIPAA also contains, among other measures, provisions that may require many organizations, including us, to implement very significant, potentially expensive new computer systems and business procedures designed to protect each patient's individual healthcare information. HIPAA requires the Department of Health and Human Services to issue rules to define and implement patient privacy standards. Among the standards that the Department of Health and Human Services will adopt pursuant to HIPAA are standards for the following:

      .     electronic transactions and code sets;
      .     unique identifiers for providers, employers, health plans and individuals;
      .     security and electronic signatures;
      .     privacy; and
      .     enforcement.

      On August 17, 2000, the Department of Health and Human Services finalized the new transaction standards. The original compliance date was October 16, 2002. However, the compliance date has been delayed until October 16, 2003, provided we file a compliance extension plan with the Department of Health and Human Services by October 15. 2002. The transaction standards will require us to use standard code sets established by the rule when transmitting health information in connection with some transactions, including health claims and health payment and remittance advice.

      On August 12, 1998, the Secretary of the Department of Health and Human Services issued a proposed rule that establishes, in part, standards for the security of health information by health plans, healthcare clearinghouses and healthcare providers that maintain or transmit any health information in electronic form, regardless of format. Under the proposed rule we would be an affected entity. These security standards require affected entities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure integrity, confidentiality and availability of the information. The security standards were designed to protect health information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and affected entities have the flexibility to choose their own technical solutions, we expect that the security standards will require us to implement significant systems.

      On December 28, 2000, the Secretary of the Department of Health and Human Services published a final rule establishing standards for the privacy of individually identifiable health information. These privacy standards apply to all health plans, all healthcare clearinghouses and many healthcare providers, including healthcare providers that transmit health information in an electronic form in connection with certain standard transactions. We are a covered entity under the final rule. The privacy standards apply to protect individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom such information is disclosed. A violation of the privacy standards could result in civil monetary penalties of $100 per incident, up to a maximum of $25,000 per person, per year, per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm,

      The final rule establishing the privacy standards became effective on April 14, 2001, with compliance required by April 14, 2003. The security regulations under HIPAA have not yet been finalized by the Department of Health and Human Services. Once the security regulations are issued in final form, we will have approximately two years to be fully compliant.

      We expect that compliance with these standards will require significant commitment and action by us. Although we and other covered entities generally are not required to be in compliance with these standards until two years following the effective date of the final rules issued or to be issued by the Secretary of the Department of Health and Human Services, implementation may require us to conduct extensive preparation and make significant expenditures. Because the security standards are proposed regulations and the final regulations for the privacy standards are not yet effective, we cannot predict the total financial impact of the regulations on our operations

Cost Containment Services

      Many of our cost containment services include prospective or concurrent review of requests for medical care or therapy. Approximately half of the states have enacted laws that require licensure, certification or other approval of businesses, such as ours, that provide medical review services. Some of these laws apply to medical review of care covered by workers' compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control and dispute resolution procedures. These regulatory programs may result in increased costs of operation for us, which may have an adverse impact upon our ability to compete with other available alternatives for healthcare cost control.

Use of Provider Networks

      Our ability to provide comprehensive healthcare management and cost containment services depends in part on our ability to contract with or create networks of healthcare providers which share our objectives. For some of our clients, we offer injured workers access to networks of providers who are selected by us for quality of care and pricing. Laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with us and, in some instances, to provider networks that we may develop or acquire. To the extent these regulations apply to us, we may be subject to:

      .     additional licensing requirements;
      .     financial oversight; and
      .     procedural standards for beneficiaries and providers.

Prompt Pay Laws

      Many states are considering or have enacted legislation governing prompt payment for healthcare services. These laws generally set a specific time frame for providers to receive payment for services rendered and define a process for the payment of claims. Although we are not responsible for provider payment, entities that use our provider networks and cost containment services typically do have that responsibility. Approximately half of the states in which we do business have some form of prompt pay law for workers' compensation, and an even greater number of states have implemented prompt pay laws regarding the provision of general healthcare services. We may be subject to additional procedural requirements, as well as the education of our customers, in connection with compliance with prompt pay laws.

ERISA

      The provision of goods and services to certain types of employee health benefit plans is subject to ERISA, which is a complex set of laws and regulations subject to periodic interpretation by the Internal Revenue Service and the Department of Labor. ERISA regulates certain aspects of the services we provide for employers that maintain employee benefit plans subject to ERISA. The Department of Labor is engaged in ongoing ERISA enforcement activities that may result in additional constraints on how ERISA-governed benefit plans conduct their activities. We cannot assure you that future revisions to ERISA or judicial or regulatory interpretations of ERISA will not have a material adverse effect on our business or results of operations.

Environmental

      We are subject to various federal, state and local laws and regulations for the protection of human health and environment, including the disposal of infectious medical waste and other waste generated at our occupational healthcare centers. If an environmental regulatory agency finds any of our facilities to be in violation of environmental laws, penalties and fines may be imposed for each day of violation, and the affected facility could be forced to cease operations. Although we believe that our environmental practices, including waste handling and discharge practices, are in material compliance with applicable law, future claims or changes in environmental laws could have an adverse effect on our business.

K. Seasonality

      Our business is seasonal in nature. Patient visits at our health services' medical centers are generally lower in the first and fourth quarters primarily because of fewer occupational injuries and illnesses during those time periods due to plant closings, vacations, weather and holidays. In addition, since employers generally hire fewer employees in the fourth quarter, the number of pre-placement physical examinations and drug and alcohol tests conducted at the medical centers during that quarter is further reduced. Additionally, care management services' revenue is usually lower in the fourth quarter compared to the third quarter due to the impact of vacations and holidays. In a manner somewhat similar, although less pronounced, the first and fourth quarters generally reflect lower revenue when compared to our second and third quarters.

L. Insurance

      We and our affiliated physician groups maintain medical malpractice insurance in the amount of $1.0 million per medical incident and $3.0 million annual aggregate per provider, with a shared aggregate of $20.0 million. We also maintain an umbrella liability policy providing an additional liability limit of $30.0 million. Pursuant to the management agreements between us and the physician groups, each physician group has agreed to indemnify us from certain losses, including medical malpractice. We maintain a managed care organization errors and omissions liability insurance policy covering all aspects of our managed care services. This policy has limits of $20.0 million per claim, with an annual aggregate of $20.0 million. Our directors and officers liability policy has a liability limit of $20.0 million per occurrence and in the aggregate, with an additional $10.0 million in limits provided through an excess liability policy. In addition, we maintain $1.0 million per occurrence and $3.0 million annual aggregate of commercial general liability insurance.

M. Employees

      We had approximately 10,500 employees at March 15, 2002. We have experienced no work stoppages and believe that our employee relations are good. All physicians, physical therapists and other healthcare providers performing professional services in our occupational healthcare centers are either employed by or are under contract with the physician groups.

      Currently, none of our employees is subject to a collective bargaining agreement. However, in August 2000, several physicians employed by the physician group in our New Jersey market petitioned the National Labor Relations Board ("NLRB") to form a local physician collective bargaining unit. Although the New Jersey physicians voted in September 2000, the NLRB has not determined the outcome of that vote as of March 15, 2002. We have appealed a recent decision by the Newark, New Jersey regional NLRB office regarding the status of our physicians and the appropriateness of their inclusion in a collective bargaining unit.

N. Risk Factors

If we cannot generate cash, then we will not be able to service our indebtedness.

      As of December 31, 2001, our consolidated indebtedness was approximately $562.5 million. In addition, our business strategy calls for significant capital expenditures for acquisition and development. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Over the next year, we will be required to make debt payments of $4.2 million and interest payments related to Concentra Operating's debt of approximately $62.1 million.

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

      The degree to which we are leveraged could have other important consequences, including the following:

      .     we must dedicate a substantial portion of our cash flows from operations to the payment of our indebtedness;
      .     a portion of our borrowings are at variable rates of interest, making us vulnerable to increases in interest rates;
      .     we may be more highly leveraged than some of our competitors, which could place us at a competitive disadvantage;
      .     our degree of leverage may make us more vulnerable to a downturn in our business or the economy generally;
      .     our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
      .     we may have difficulty borrowing money in the future.

Restrictions imposed by our credit facilities will make it more difficult for us to take the actions listed below.

      Our credit facilities restrict our ability to:

      .     make investments;
      .     pay dividends and make distributions on our common stock;
      .     repurchase our common stock;
      .     incur additional indebtedness;
      .     create liens;
      .     merge or consolidate our company or any of our subsidiaries;
      .     transfer and sell assets;
      .     enter into transactions with our affiliates;
      .     enter into sale and leaseback transactions; and
      .     issue common and preferred stock of our subsidiaries.

      In addition, we must maintain minimum interest coverage and maximum leverage ratios under our senior credit facilities. We calculate these ratios on a rolling four-quarter basis. The interest coverage ratio and leverage ratio requirements for the quarter ended December 31, 2001, were 1.75 to 1.00 and 4.75 to 1.00, respectively. We were in compliance with these ratios at December 31, 2001, with an interest coverage ratio of approximately 2.29 to 1.00 and a leverage ratio of approximately 4.06 to 1.00. These ratios become more restrictive for future periods. Our ability to be in compliance with these more restrictive ratios will be dependent upon our ability to increase our cash flow over current levels. The indentures on our 13% subordinated notes contain covenants that are less restrictive than those under our senior credit facility.

      A failure to comply with these restrictions or maintain these ratios in the future could lead to an event of default that could result in an acceleration of the related indebtedness before the terms of that indebtedness otherwise require us to pay that indebtedness. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Liquidity and Capital Resources."

Any failure to meet our existing and future debt obligations could harm our business, financial condition and results of operations.

      If our cash flow and capital resources are insufficient to fund our existing and future debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness, including our credit agreement and our outstanding senior subordinated notes, would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on financially acceptable terms. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future and any alternative measures of financing that we undertake may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our debt obligations and impair our liquidity.

Future acquisitions and joint ventures may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

      As part of our business strategy, we intend to pursue acquisitions of companies providing services that are similar or complementary to those that we provide in our business, and we may enter into joint ventures to operate occupational healthcare centers. Such acquisitions and joint venture activities may involve:

      .     significant cash expenditures;
      .     additional debt incurrence;
      .     additional operating losses;
      .     increase in intangible assets relating to goodwill of acquired companies; and
      .     significant acquisition and joint venture related expenses,

all of which could have a material adverse effect on our financial condition and results of operations.

      Additionally, a strategy of growth by acquisitions and joint ventures involves numerous risks, including:

      .     difficulties integrating acquired personnel and harmonizing distinct cultures into our current businesses;
      .     diversion of our management's time from existing operations;
      .     potential losses of key employees or customers of acquired companies; and
      .     assumption of known liabilities and exposure to the unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.

      We cannot assure you that we will be able to locate and consummate suitable acquisitions or joint ventures. Also, there can be no assurances that we will succeed in obtaining financing for any future acquisitions or joint ventures at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility or other unfavorable terms.

We may experience difficulties integrating our information systems with those of businesses that we acquire.

      Our advanced information technology systems are important to the success and delivery of services to our clients. We rely on our systems to ensure that we are able to conduct our operations in an efficient manner and to demonstrate cost savings for our clients.

      We are currently in the process of integrating our information technology systems with that of National Healthcare Resources, Inc., which we acquired in November 2001. Any businesses that we acquire in the future may utilize information technology systems that differ from or that are not fully compatible with our existing information technology systems. We may incur significant costs related to the integration of these information technology systems with our existing systems. Additionally, if we integrate systems inadequately, we could face interruptions in our provision of service to clients. Any sustained inability to provide services to our clients could have a material adverse effect on our results of operations.

If we are unable to successfully integrate the operations and administrative processes of businesses which we acquire, it could adversely affect our ability to grow revenue or could cause increases in our expenses as we undertake activities to remedy these integration issues.

      Our business growth is based in part on our acquisition of other companies which offer services which are similar to ours. After we acquire those companies, we must normally seek to combine the operations of those acquired companies with our own. Often, these companies have dissimilar operational, billing and accounting systems and we must transition those systems and their business data into either the systems of the acquired company or, more commonly, into our systems. This process can be complex and can be subject to delays. Additionally, companies can lose valuable personnel, we may have difficulty in attracting new customers and growing our revenue and we may experience increased expenses associated with our efforts to address these types of integration issues.

Our continued rapid growth could distract our management from firm control over all aspects of our business, our response time to customer inquiries to increase, our customer service to decline in quality and other similar effects.

      We have experienced rapid growth, both by acquisition and internal growth. Our recent and continued rapid growth could place a significant strain on our management and other resources and could result in our management not having enough time to focus on managing all aspects of our business and operations, our response time to customer inquiries increasing, our customer service declining in quality and other similar effects. Our rapid growth should not affect the quality of care provided by our affiliated physician associations or employees. We anticipate that any continued growth will require us to continue to recruit, hire, train and retain a substantial number of new and highly skilled administrative, information technology, finance, sales and marketing and support personnel. Our ability to compete effectively and to manage current and any future growth will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our workforce. Should we continue to experience rapid growth, we cannot assure you that personnel, systems, procedures and controls will be adequate to support our operations or that management will adequately anticipate all demands that growth will place on us. If we are unable to meet increasing demand, we may lose customers and our revenue may decrease.

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

If the average annual growth in nationwide employment does not offset declines in the frequency of workplace injuries and illnesses, then the size of our market may decline and adversely affect our ability to grow our business.

      Approximately 65% of our revenues are generated from the treatment or review of workers' compensation claims. Historically, as nationwide employment has increased, increases in the number of workers' compensation claims that would normally result from that increased level of employment have been offset by decreases in the rate of injuries and illnesses which occur in the workplace. To increase our revenue, our business model is based in part on our ability to expand our relative share of the market for the treatment and review of claims for workplace injuries and illnesses. If nationwide employment does not increase, or experiences periods of decline, such as it did in 2001, it has a direct adverse effect on our ability to grow our revenues and increase our earnings. Additionally, if decreases in the frequency of workplace injuries and illnesses are greater than increases in total employment, it would result in a decrease in the number of claims in the workers' compensation market and may have an adverse affect on our business.

If healthcare reform intensifies competition and reduces the costs of workers' compensation claims, the rates we charge for our services could decrease, negatively impacting our financial performance.

      Legislative reforms in some states permit employers to designate health plans such as health management organizations and preferred provider organizations to cover workers' compensation claimants. Because many health plans have the capacity to manage healthcare for workers' compensation claimants, that legislation may intensify competition in the market we serve. Within the past few years, several states have experienced decreases in the number of workers' compensation claims and the total value of claims which have been reflected in workers' compensation insurance premium rate reductions in those states. We believe that declines in workers' compensation costs in these states are due principally to intensified efforts by payors to manage and control claim costs, to improved risk management by employers and to legislative reforms. As these costs decrease, we may have to reduce the rates we charge for our services in order to effectively compete, and such rate reductions could have an adverse effect on our revenues and overall profitability.

Future cost containment initiatives undertaken by state workers' compensation commissions and other third party-payors may affect our financial performance.

      Initiatives undertaken by state workers' compensation commissions, major insurance companies and other payors to contain both workers' compensation and non-injury occupational healthcare costs may affect the financial performance of our occupational healthcare centers. These payors attempt to control healthcare costs by reducing prescribed rates of reimbursements, in the case of state workers' compensation commissions, or by contracting with hospitals and other healthcare providers to obtain services on a discounted basis, in the case of insurance companies and other third party payors. We believe that these cost containment measures may continue and would limit reimbursements for healthcare services that we provide. If significant state workers' compensation commissions or payors from whom we receive substantial payments were to reduce the amounts that they pay us for healthcare services, our profit margins may decline, reducing our operating revenue and adversely affecting our profitability and financial condition.

If lawsuits against us are successful, we may incur significant liabilities.

      Our affiliated physician associations and some of our employees are involved in the delivery of healthcare services to the public. In each case, the physician makes all decisions concerning the appropriate medical treatment for the patient based on his or her prior medical experience and experience in the treatment of occupational healthcare injuries. We charge our customers for these services on a fee-for-service basis. We base these fees on either the state-mandated fee or the usual and customary rate for such services, as appropriate. In providing these services, the physicians, our employees and, consequently, our company are exposed to the risk of professional liability claims. Although we have not faced any material lawsuits in the past that were not covered by our insurance, claims of this nature, if successful, could result in substantial damage awards to the claimants that may exceed the limits of any applicable insurance coverage. We are indemnified under our management agreements with our affiliated physician associations from claims against them. We also maintain liability insurance for ourselves and negotiate liability insurance for the physicians in our affiliated physician associations. However, successful malpractice claims asserted against us or our affiliated physician associations could result in significant liabilities that are not indemnified by the physicians or our insurance. Further, plaintiffs have proposed expanded theories of liability against managed care companies as well as against employers who use managed care in workers' compensation cases which, if established and successful, may discourage the use of managed care in workers' compensation cases and could reduce the number of claims referred to us or the rates we charge for our services.

      Through our network services and case management services, we make recommendations about the appropriateness of providers' proposed medical treatment plans of patients throughout the country, and as a result we could be subject to charges arising from any adverse medical consequences. We do not grant or deny claims for payment of benefits and we do not believe that we engage in the practice of medicine or the delivery of medical services. Although plaintiffs have not subjected us to any claims or litigation related to the grant or denial of claims for payment of benefits or allegations that we engage in the practice of medicine or the delivery of medical services so far, we cannot assure you that plaintiffs will not make those types of claims in future litigation. We maintain errors and omissions insurance and such other lines of coverage as we believe are reasonable in light of our experience to date. We cannot assure you, however, that our insurance will provide sufficient coverage or that insurance companies will make insurance available at reasonable cost to protect us from liability.

We operate in an industry that is subject to extensive federal, state and local regulation, and changes in law and regulatory interpretations could reduce our revenue and profitability.

     The healthcare industry is subject to extensive federal, state and local laws, rules and regulations relating to, among others:

      .     payment for services;
      .     conduct of operations, including fraud and abuse, anti-kickback prohibitions, physician self-referral prohibitions and false claims;
            and
      .     business, facility and professional licensure, including corporate practice of medicine prohibitions.

      In recent years, Congress and some state legislatures have introduced an increasing number of proposals to make significant changes in the healthcare system. Changes in law and regulatory interpretations could reduce our revenue and profitability.

      Recently, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. This heightened enforcement activity increases our potential exposure to damaging lawsuits, investigations and other enforcement actions. Any such action could distract our management and adversely affect our business reputation and profitability.

      In the future, different interpretations or enforcement of laws, rules and regulations governing the healthcare industry could subject our current business practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services and capital expenditure programs, increase our operating expenses and distract our management. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program payments, suffer civil and criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations.

Changes in state laws, rules and regulations, including corporate practice of medicine, fee splitting, workers' compensation and insurance laws, rules and regulations, may affect our profitability and ability to expand our operations into other states.

      State laws, rules and regulations relating to our business vary widely from state to state and have seldom been interpreted by courts and regulatory agencies in a way that provides guidance with respect to our business operations. Changes in these laws, rules and regulations may adversely affect our profitability. In addition, the application of these laws, rules and regulations may affect our ability to expand our operations into new states.

      Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities like us and licensed professionals and professional organizations, particularly with respect to fee-splitting between a licensed professional or professional organization and an unlicensed person or entity. Although we believe that our arrangements with our affiliated physicians and physician organizations comply with applicable laws, a government agency charged with enforcement of these laws, or a private party, might assert a contrary position. If our arrangements with these physicians and physician organizations were deemed to violate state corporate practice of medicine or fee-splitting laws, or if new laws are enacted rendering our arrangements illegal, we may be required to restructure these arrangements, which may result in significant costs to us.

      In addition, state agencies regulate the automobile insurance and workers' compensation industries. Although in most states we are not required to be pre-approved by the state agencies charged with regulating those industries, such agencies generally require prior approval of automobile insurers' products that permit the insurers to direct claimants into a network of providers. Such pre-approval requirements may adversely affect our ability to expand our operations in those states.

Changes in the federal Anti-Kickback Statute and Stark Law and similar state laws, rules and regulations could adversely affect our profitability and ability to expand our operations.

      The federal Anti-Kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring items or services payable by Medicare, Medicaid or any other federally funded healthcare program. Additionally, the Anti-Kickback Statute prohibits any form of remuneration in return for purchasing, leasing or ordering or arranging for or recommending the purchasing, leasing or ordering of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. Violations of the Anti-Kickback Statute may result in substantial civil or criminal penalties, including criminal fines of up to $25,000 and civil monetary penalties of up to $50,000 for each violation, plus three times the remuneration involved or the amount claimed and exclusion from participation in the Medicare and Medicaid programs.

      The federal physician self-referral law, commonly referred to as the Stark Law, prohibits, subject to certain exceptions, a physician from making a referral for a "designated health service" to an entity if the physician or an immediate family member has a financial relationship with the entity. Some of the services provided by our affiliated physicians and physician organizations include designated health services. A violation of the Stark Law could result in the imposition of civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs.

      Many states have enacted laws similar to the federal Anti-Kickback Statute and the Stark Law. These laws generally apply to both government and non-government health programs. These laws vary from state to state and have often not been the subject of judicial or regulatory interpretation.

      Although we believe that our arrangements with our affiliated physicians and physician organizations do not violate the federal Anti-Kickback Statute or the Stark Law or similar state laws, a government agency or a private party may assert a contrary position. Additionally, new federal or state laws may be enacted that would cause our arrangements with our affiliated physicians and physician organizations to be illegal or result in the imposition of fines and penalties against us.

New federal legislative and regulatory initiatives relating to the use of standard transaction code sets and new federal and state legislative and regulatory initiatives relating to patient privacy could require us to expend substantial sums on acquiring and implementing new information systems, which could negatively impact our profitability.

      The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. On August 17, 2000, the Department of Health and Human Services finalized the new transaction standards. The original compliance date was October 16, 2002. However, the compliance date has been delayed until October 16, 2003, provided we file a compliance extension plan with the Department of Health and Human Services by October 15. 2002. The transaction standards will require us to use standard code sets established by the rule when transmitting health information in connection with some transactions, including health claims and health payment and remittance advice.

      There are currently numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, HIPAA contains provisions that may require us to implement expensive new computer systems and business procedures designed to protect the privacy of each of our patient's individual health information. The Department of Health and Human Services published final regulations addressing patient privacy on December 28, 2000. We must comply with the requirements of the privacy regulations by April 14, 2003. Final regulations addressing the security of patient health information have not been issued. Because of the proposed nature of the security regulations, we have not fully evaluated and cannot fully predict the total financial or other impact of these regulations on us. Compliance with these rules, including the electronic data transmission standards, could require us to spend substantial sums, which could negatively impact our profitability.

If our prospective network services clients have their information technology personnel assigned to addressing the implementation of the requirements of HIPPA, and they do not have sufficient staff, implementation of the sales of our new services which involve the computerized connection of our company's information systems to those of our clients could be slowed down.

      For some of our network services we routinely implement electronic data connections to our clients which enable the exchange of information on a computerized basis. As discussed in the prior risk factor, HIPPA requires companies to begin reliance on new standards for data transmission and security during the coming year. To the extent that our clients do not have sufficient personnel to implement those new standards and additionally work with our information technology personnel in the implementation of our electronic interfaces, this could slow down our ability to handle new client bill review volumes, and adversely affect our revenue growth in a corresponding manner.

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

Although we believe that alternative software would be available if the existing license were terminated, termination could disrupt and could result in our inability to operate our business, including our ability to effectively review medical bills, thereby adversely affecting our revenues and overall profitability.

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

We are subject to risks associated with acquisitions of intangible assets.

      The acquisition of occupational healthcare centers and other businesses may result in significant increases in our intangible assets relating to goodwill. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of our intangible assets will be realized. In addition, we regularly evaluate whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to our goodwill may not be recoverable. When factors indicate that the amount allocable to our goodwill should be evaluated for possible impairment, we may be required to reduce the carrying value of such assets. We recorded no goodwill impairment charges during 2001, 2000 or 1999. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on our financial condition and operating results.

ITEM 2. PROPERTIES

      As of March 15, 2002, our principal corporate office was located in Addison, Texas. We lease 50,726 square feet of space in this site pursuant to a lease agreement expiring on February 28, 2005. We make annual rental payments under that lease of $1.2 million. Except for 12 properties we own, we lease all of our offices. We believe that our facilities are adequate for our current needs and that suitable additional space will be available to us on commercially reasonable terms as and when required.

ITEM 3. LEGAL PROCEEDINGS

      We are a party to certain claims and litigation in the ordinary course of business. We are not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 11, 2001, James T. Kelly was elected to the Board of Directors of Concentra Holding by written consent of shareholders holding 19,466,215 shares of the common stock of Concentra Holding, representing 62% of the Company's outstanding common stock. The term of office of each of the following directors of Concentra Holding continued after the meeting; John K. Carlyle, Carlos A. Ferrer, D. Scott Mackesy, Steven E. Nelson, Paul B. Queally, and Daniel J. Thomas.

      During the fourth quarter of 2001, no other matter was submitted to a vote of security holders, either at a meeting of security holders or by a solicitation of consents from security holders.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for any class of the equity securities of either Concentra Operating or Concentra Holding.

ITEM 6. SELECTED FINANCIAL DATA

                                                                         Years Ended December 31,
                                               ----------------------------------------------------------------------
                                                 2001            2000            1999            1998          1997
                                               ---------       ---------       ---------       --------      --------
                                                                            (in thousands)
Statement of Operations Data:
Revenue                                        $ 842,908       $ 752,161       $ 681,412       $611,056      $489,318
Gross profit                                     183,788         158,737         146,923        141,759       116,679
Non-recurring charges/1/                             546              --          54,419         33,114        38,625
Charges for acquisition of affiliate/1/            5,519              --              --             --            --
Operating income                                  80,884          77,618          14,253         55,200        32,315
Loss on change in fair value of hedging
  arrangements/2/                                 13,602           9,586              --             --            --
Income (loss) before taxes and cumulative
  effect of accounting change                     (5,963)            366         (17,512)        41,794        21,062
Provision for income taxes                         3,757           4,362           8,269         19,308        11,062
Income (loss) before cumulative effect of
  accounting change                               (9,720)         (3,996)        (25,781)        22,486        10,000
Cumulative effect of accounting change,
  net of tax/2/                                       --           2,817              --             --            --
Net income (loss)                              $  (9,720)      $  (6,813)      $ (25,781)      $ 22,486      $ 10,000

Balance Sheet Data:
Working capital                                $  82,972       $ 116,229       $ 109,711       $201,870      $ 36,754
Total assets                                     866,965         682,669         680,180        656,794       482,533
Total debt                                       562,481         561,562         567,747        327,925       206,600
Total stockholder's equity (deficit)           $  77,599       $ (10,257)      $ (13,197)      $239,875      $206,441

/1/ See Note 4, Recent Acquisitions and Non-recurring Charges, to the Company's consolidated financial statements on F-14

/2/ See Note 2, Summary of Significant Accounting Policies, to the Company's consolidated financial statements on F-7

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This section contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and our outlook based on currently available information. Wherever possible, we have identified these "forward-looking statements" (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") by words and phrases such as "anticipates," "plans," "believes," "estimates," "expects," "will be developed and implemented," and similar expressions.

      Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, we can give no assurance that we will achieve these plans, intentions or expectations. We caution readers not to place undue reliance on these forward-looking statements. They are subject to risks and uncertainties, and future events could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, these statements. Certain important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are identified in this annual report, including under the headings
Item 1. "Business," including "Risk Factors." These factors include:

      .     the effects of general industry and economic conditions, including declines in nationwide employment levels and rates of workforce injuries;
      .     the impact of the services provided by our competitors and the pricing of such services;
      .     our ability to manage business growth and diversification and the effectiveness of our information systems and internal controls;
      .     our ability to identify suitable acquisition candidates or joint venture relationships for expansion and to consummate such transactions on favorable terms;
      .     our ability to integrate successfully the operations and information systems of acquired companies;
      .     our ability to attract and retain qualified professionals and other employees;
      .     the impact of changes in, and restrictions imposed by, legislative and administrative regulations affecting the workers' compensation, insurance and healthcare industries in general;
      .     our ability to meet our debt, interest and operating lease payment obligations;
      .     possible litigation and legal liability in the course of operations;
      .     fluctuations in interest and tax rates;
      .     shifts in customer demand for the services we provide;
      .     increases in the costs at which we can obtain goods and services we require in order to operate our businesses; and
      .     opportunities that others may present to us or that we may pursue, all of which are difficult to predict and beyond the control of management.

      All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained throughout this annual report. In light of these risks, uncertainties and assumptions, the forward-looking events we discuss in this annual report might not occur. Our forward-looking statements speak only as of the date made. Other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      On August 29, 1997, Concentra Inc. ("Concentra Holding") was formed by the merger (the "1997 Merger") of CRA Managed Care, Inc. ("CRA ") and OccuSystems, Inc. ("OccuSystems "). As a result of the 1997 Merger, CRA changed its name to Concentra Managed Care Services, Inc. ("Managed Care Services") and OccuCenters, Inc., the operating subsidiary of OccuSystems, changed its name to Concentra Health Services, Inc. ("Health Services").

      On August 17, 1999, Concentra Holding merged (the "1999 Merger") with Yankee Acquisition Corp. ("Yankee"), a corporation formed by Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS"), a 14.9% stockholder of Concentra Holding. As a result of the 1999 Merger, 41.1 million outstanding shares of Concentra Holding common stock were converted to cash. The remaining 6.3 million shares held by Yankee were not converted. WCAS held approximately 86%, funds managed by Ferrer Freeman Thompson & Co., LLC ("FFT") held approximately 7%, and other investors held approximately 7% of the post-merger shares of common stock of Concentra Holding, Concentra Operating Corporation's parent company. Simultaneous with the right to receive cash for shares, Yankee merged with and into Concentra Holding, the surviving entity, and Concentra Holding contributed all of its operating assets, liabilities, and shares in its subsidiaries, including Health Services, Managed Care Services and Concentra Preferred Systems, Inc. ("CPS"), with the exception of $110.0 million of 14% senior discount debentures and $327.7 million of 6.0% and 4.5% convertible subordinated notes to Concentra Operating Corporation (the "Company" or "Concentra Operating"), a wholly-owned subsidiary of Concentra Holding in exchange for 1,000 shares of Concentra Operating common stock. To finance the acquisition of Concentra Holding, WCAS, FFT and other investors invested approximately $423.7 million in equity financing and $110.0 million of 14% senior discount debentures. This additional debt is not guaranteed by Concentra Operating. The 1999 Merger was valued at approximately $1.1 billion, including the refinancing of Concentra Holding's existing debt that was tendered in the third quarter of 1999, and was accounted for as a recapitalization transaction, with no changes to the historical cost basis of Concentra Holding or Concentra Operating assets or liabilities.

      The following represents a discussion and analysis of the operations of Concentra Holding through August 17, 1999, and of Concentra Operating thereafter. Concentra Holding and Concentra Operating are presented together through August 17, 1999, since they represent the same reporting entity for this period.

Business Segments

      Through our Health Services segment, we provide specialized injury and occupational healthcare services to employers through our network of health centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides a full complement of non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. Health Services, and the joint ventures which Health Services controls, own all of the operating assets of our health centers, including leasehold interests and medical equipment. For the years ended December 31, 2001, 2000 and 1999, Health Services derived 66.5%, 64.3% and 63.3% of its net revenue from the treatment of work-related injuries and illnesses, respectively, and 33.5%, 35.7% and 36.7% of its net revenue from non-injury and non-illness related medical services, respectively.

      Physician and physical therapy services are provided at our centers under management agreements with affiliated physician associations. These associations or groups are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to our centers' patients. The management agreements have 40-year terms and provide for the wide array of services that Health Services offers to the physician groups, such as: providing nurses and other medical support personnel, practice and facilities management, billing and collection, accounting, tax and financial management, human resource management, risk management, and marketing and information-based services. Health Services has a nominee shareholder relationship with each group as defined in EITF 97-2, "Application of APB Opinion No. 16 and FASB Statement No. 94 to Physician Practice Entities," and as a result, the financial statements of each affiliated physician group are consolidated. The management fees collected from each physician group are calculated as collected revenue net of compensation, benefits and other expenses incurred by the group, which are eliminated upon consolidation.

      The network services segment ("Network Services") reflects those businesses that involve the review and repricing of provider bills and that are routinely compensated based on the degree to which the Company achieves savings for its clients. This segment includes our specialized preferred provider organization, provider bill repricing and review, out-of-network bill review and first report of injury services.

      The care management services segment ("Care Management Services") reflects the Company's professional services aimed at curtailing the cost of workers' compensation and auto claims through field case management, telephonic case management, independent medical examinations and utilization management. These services also concentrate on monitoring the timing and appropriateness of medical care.

      The following table provides certain information concerning our service locations:

                                                                    Year Ended December 31,
                                                                   ------------------------
                                                                   2001      2000      1999
                                                                   ----      ----      ----
Service locations at the end of the period:
   Occupational healthcare centers/1/                               231       216       209
   Network Services                                                  35        34        35
   Care Management Services                                         142       106       105
Occupational healthcare centers acquired during the period/2/        15         8        53
Occupational healthcare centers--same market revenue growth/3/      0.8%      6.7%      7.5%

----------
/1/ Does not include the assets of the occupational healthcare centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.

/2/ Represents occupational healthcare centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period.

/3/ Same market revenue growth sets forth the aggregate net change from the prior period for all markets in which Health Services has operated healthcare centers for the previous two full years (excluding revenue growth due to acquisitions of additional centers).

Significant Acquisitions

      On November 20, 2001, we acquired all of the outstanding shares of capital stock of National Healthcare Resources, Inc. ("NHR"), a privately held company located in New York City, in a transaction valued at $141.8 million. NHR, founded in 1992, provides care management and network services to the workers' compensation and auto insurance industries on a national level. NHR's businesses are complementary in nature to and significantly expand our Care Management Services and Network Services businesses. Concentra Holding issued $84.0 million of consideration to NHR's equity and option holders through cash payments totaling $1.0 million and an exchange of approximately 3.8 million shares of its common stock for all of the outstanding shares and share equivalents of NHR. Concurrently with the closing of the acquisition, Concentra Holding contributed the capital stock and share equivalents of NHR to our capital and NHR repaid $57.8 million of its indebtedness. Of this $57.8 million, (i) $19.5 million was financed through Concentra Holdings' sale of new common stock and warrants, which were subsequently contributed to our capital; and (ii) the remainder was financed through the use of cash on hand and by drawing down our existing revolving credit line. Because we are controlled by our primary shareholder, WCAS, and because WCAS owned approximately a 48% portion of the common voting equity in NHR, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the historical costs of NHR's assets and liabilities have been utilized to the extent of WCAS' proportionate ownership interest in NHR and the remainder of the acquisition has been accounted for under the purchase method of accounting, whereby assets and liabilities are "stepped-up" to fair value with the remainder allocated to goodwill. We have recognized NHR's historical net income and loss as a non-operating item in proportion to WCAS' investment in NHR utilizing the equity method of accounting from August 17, 1999 through October 31, 2001. NHR's full results of operations are consolidated after November 1, 2001, the effective date of the acquisition.

      In connection with the NHR acquisition, we recorded $6.0 million in asset write-downs and $6.8 million in restructuring costs, which are primarily associated with employee severance and facilities consolidation costs. Of this $12.8 million, $5.5 million is recognized as a charge for the acquisition of affiliate and reflects WCAS' proportionate ownership percentage in NHR as applied to the total amount of asset write-downs and restructuring liabilities which occurred in connection with the acquisition. Non-recurring charges of $546,000 have been recorded to reflect employee severance and facility consolidation costs associated with the Company's facilities. The remaining $6.8 million, which is reflective of the remaining non-WCAS proportionate ownership percentage in NHR as applied to the total amount of asset write-downs and restructuring liabilities that occurred in connection with the acquisition, was recorded under the purchase method of accounting.

      During 2002, and in subsequent years, we intend to integrate the operations and information systems of NHR with our Network Services and Care Management Services segments. We intend for this integration to involve both the primary operational activities and systems associated with the provision of NHR's network and care management services, as well as the general and administrative processes of this acquired company, including its billing and accounts receivable systems. While the Company believes this will result in reductions in the overall combined costs of its services and in its general and administrative expenses, the ultimate amount of that benefit is difficult to estimate, after considering potentially unforeseen delays and difficulties that could arise in the integration process.

      On November 12, 2001, we acquired all of the outstanding capital stock of HealthNetwork Systems, LLC ("HNS"), a privately held company located in Naperville, Illinois, in a transaction valued at approximately $30.9 million. HNS, founded in 1999, provides network services such as provider bill repricing and provider data management for health plans and other payors working with multiple preferred provider organization networks. These services are complementary to our existing services. Concentra Holding financed this acquisition primarily through the sale of its equity. This cash and other consideration were exchanged for all of HNS' capital stock. Concurrent with the closing of the acquisition, Concentra Holding contributed the capital stock of HNS and $0.8 million of cash to us, and we repaid approximately $0.8 million of HNS' indebtedness. Steven E. Nelson, a Director of the Company and of Concentra Holding, was the President and Chief Executive Officer of HNS. Mr. Nelson and certain other Board members and members of management of the Company owned approximately 46.1% of the equity in HNS. All of HNS's assets, including its contracts, equipment, intangibles and goodwill, as well as all of its liabilities, have become those of the Company and were recorded at fair value utilizing the purchase method of accounting.

Results of Operations for the Years Ended December 31, 2001 and 2000

      Total revenue increased 12.1% in 2001 to $842.9 million from $752.2 million in 2000. The largest portion of this growth came from Care Management Services, which increased 20.2% in 2001 to $228.3 million from $189.9 million in 2000. Network Services also contributed a 13.9% increase in 2001 to $185.3 million from $162.6 million in 2000. Additional revenue growth was provided by an increase of 7.4% in Health Services' revenue in 2001 to $429.3 million from $399.7 million in 2000.

      Health Services' revenue growth resulted primarily from the acquisition of healthcare centers and an increase in average revenue per visit. Increased revenue from new center growth was a result of 15 new occupational health centers acquired in 2001 and a full year impact of the eight centers acquired in 2000. The number of patient visits to Health Services centers increased 1.1% to
5.0 million in 2001 as compared to 2000. On a same market basis, which represents all markets in which Health Services has operated healthcare centers for the previous two full years, revenue increased 0.9% in 2001 as compared to 2000. This increase was the result of a 4.3% increase in the average revenue per same market visit and a 3.2% decrease in the number of same market visits compared to 2000. During 2001, we experienced a decline in the rate of growth of non-injury related visits as compared to prior years, primarily due to the decrease in the number of new-hires being made by our clients and secondarily due to a decline in the number of injuries occurring in our clients' workplaces. This lower level of new-hire activity has reduced the number of pre-employment drug screens and physical exams from the levels we experienced when the economy was stronger. We believe our growth in non-injury services will return once the nationwide economy improves and new-hire activity increases. We additionally believe that increases in our same market injury visits will resume once nationwide employment and economic output increases to more traditional rates of growth. With respect to the 4.3% increase in the Company's average revenue per same market visit, in addition to increases in the average prices charged for our services, a higher relative mix of injury-related visits as compared to non-injury related visits contributed to this improvement. The average fees charged for injury visits are generally higher than those charged for non-injury related visits. Injury-related visits constituted 50.0% of total visits in 2001 as compared to 48.5% in 2000. During the next several quarters, we currently anticipate that the percentage of injury visits will generally move back towards the percentage relationship we experienced in 2001.

      The increase in Network Services' revenue is attributable to growth in existing services, as well as revenue from the NHR acquisition. The Company's growth from existing services related primarily to our out-of-network review business. Growth in existing out-of-network group health medical bill review revenue was 16.0% in 2001 over 2000. This growth was primarily due to an increase in the amount of gross charges we reviewed as compared to the prior year and the rate of savings achieved through our review of medical charges. Also contributing to this growth was an increase in revenue from our existing retrospective medical bill review services. The acquisition of NHR in November 2001 increased Network Services revenue by 5.3% in 2001 over 2000.

      Revenue growth for Care Management Services was primarily due to increases in referral volume for our existing case management business and, to a lesser extent, increases in our existing independent medical examinations services. Higher referral rates and average hourly prices in 2001 as compared to the same periods in 2000 were the primary factors that contributed to our case management growth. The NHR acquisition in November

2001 also contributed an 8.7% increase in our Care Management Services revenue. At this time, we anticipate continuing moderate growth in this business segment.

      Total contractual provisions offset against revenue during the years ended December 31, 2001 and 2000 were $20.9 million and $31.5 million, respectively.

Cost of Services

      Total cost of services increased 11.1% in 2001 to $659.1 million from $593.4 million in 2000. The largest portion of this increase came from Care Management Services, which increased 17.1% in 2001 to $200.2 million from $170.9 million in 2000. Our Network Services cost of services increase of 9.4% to $110.2 million in 2001 from $100.7 million in 2000 also contributed to the overall increase. Cost of services for Health Services also increased by 8.4% to $348.8 million in 2001 from $321.8 million in 2000.

      Total gross profit increased 15.8% to $183.8 million in 2001 from $158.7 million in 2000. As a percentage of revenue, gross profit increased to 21.8% in 2001 compared to 21.1% in 2000.

      Health Services' gross profit increased 3.4% to $80.6 million in 2001 from $77.9 million in 2000, while the gross profit margin decreased by 0.7% to 18.8% from 19.5% for the same respective periods. This division has been impacted by economic and hiring trends, resulting in a slight decrease in its gross profit margin in 2001 as compared to 2000. This division's costs were also affected by increases in insurance and information technology costs. Efforts to improve the management of expenses associated with physician costs and medical supplies did not fully offset the gross profit margin impact of the lower than anticipated volumes. The Company currently believes these trends will improve once the growth in nationwide employment levels resumes.

      Network Services' gross profit also increased by 21.4% in 2001 to $75.1 million from $61.9 million in 2000, and its gross profit margin increased by 2.5% to 40.5% in 2001 from 38.0% in 2000. This increase in gross profit primarily relates to increased revenue from our existing out-of-network bill review services. The costs of providing these services are relatively stable irrespective of short-term revenue changes, which resulted in an increase in the relative gross profit achieved during the year. The acquisition of NHR in 2001 also contributed 3.6% to the Network Services' gross profit increase in 2001.

      Care Management Services gross profit margin of 12.3% in 2001 increased 2.3% from 10.0% in 2000, and the gross profit increased by 48.1% to $28.1 million in 2001 from $19.0 million in 2000. The increases in gross profit and the gross profit margin were primarily due to increases in revenue from our existing case management services and independent medical exams. The 2001 acquisition of NHR supplied 13.9% of the 2001 gross profit increase. At this time, we anticipate that the margin percentage will continue to remain consistent with historical levels.

General and Administrative Expenses

      General and administrative expenses increased 22.0% in 2001 to $81.1 million from $66.5 million in 2000, or 9.6% and 8.8% as a percentage of revenue for 2001 and 2000, respectively. The increase in general and administrative expenses in 2001 was primarily due to our continued additions of personnel and information technology in order to support recent and planned growth.

Amortization of Intangibles

      Amortization of intangibles increased 7.6% in 2001 to $15.7 million from $14.6 million in 2000, or 1.9% as a percentage of revenue for 2001 and 2000. The increase is the result of the amortization of additional intangible assets such as customer contracts, and covenants not to compete, and goodwill recorded prior to June 30, 2001 primarily associated with 2001 acquisition of 15 healthcare centers by Health Services and our acquisition of NHR. As of December 31, 2001, net intangible assets of $475.5 million consisted primarily of goodwill. Due to the Company's implementation of Statement of Financial Accounting Standards No. ("SFAS") 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), we currently believe that amortization expense will decline by approximately $14.8 million during 2002.

Non-Recurring Charges and Charges for Acquisition of Affiliate

      In connection with our NHR acquisition in the fourth quarter of 2001, we recorded $6.0 million in asset write-downs and $6.8 million in restructuring costs, which are primarily associated with employee severance and facilities consolidation costs. Of this $12.8 million, $5.5 million is recognized as a charge for the acquisition of affiliate and is reflective of WCAS' proportionate ownership percentage in NHR as applied to the total amount of asset write-downs and restructuring liabilities which occurred in connection with the acquisition. Non-recurring charges of $546,000 have been recorded to reflect employee severance and facility consolidation costs associated with the Company's facilities. See a further discussion of our non-recurring charges and their usage below and also at Note 4, Recent Acquisitions and Non-Recurring Charges, in our audited consolidated financial statements.

Interest Expense, net

      Interest expense decreased $1.5 million in 2001 to $66.7 million from $68.1 million in 2000 due primarily to lower interest rates in 2001 and reduced borrowings on our revolving credit facility. As of December 31, 2001, approximately 66.1% of our debt contained floating rates. Although we utilize interest rate hedges to manage a significant portion of this market exposure, rising interest rates would negatively impact our results. See "Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Interest Rate Hedging Arrangements

      We utilize interest rate collars to reduce our exposure to variable interest rates and, in part, because such arrangements are required under our current senior secured credit agreement. These collars generally provide for certain ceilings and floors on interest payments as the three-month LIBOR rate increases and decreases, respectively. The changes in fair value of this combination of ceilings and floors are recognized each period in earnings. We recorded losses of $13.6 million and $9.6 million in 2001 and 2000, respectively, based upon the change in the fair value of our interest rate collar agreements. This earnings impact and any subsequent changes in our earnings as a result of the changes in the fair values of the interest rate collars are non-cash charges or credits and do not impact cash flows from operations or operating income. There have been, and may continue to be, periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. Further, if we hold these collars to maturity (2004 and 2005), the earnings adjustments will offset each other on a cumulative basis and will ultimately equal zero.

Loss of Acquired Affiliate

      Because the accounting for the NHR acquisition is considered a reorganization of entities under common control, we have recognized NHR's historical net income and loss as a non-operating item in proportion to WCAS' investment in NHR utilizing the equity method of accounting. This inclusion of historical earnings from NHR resulted in an after tax charge of $5.8 million in 2001, which reflected the proportion of NHR's loss through October 2001 as if we held WCAS' investment in NHR. This loss increased over the 2000 loss of $0.3 million due primarily to compensation charges in 2001 related to NHR's share award plan, which granted $9.4 million of NHR's common stock to certain stock option holders.

Provision for Income Taxes

      We recorded a tax provision of $3.8 million in 2001 versus $4.4 million in 2000. The effective tax rates were (63.0%) and 1,191.9% in 2001 and 2000, respectively. The effective rate differs from the statutory rate due to the non-deductibility of goodwill, the tax provision from the income/loss of acquired affiliate, and certain fees and expenses associated with acquisition costs, and to a lesser extent, the impact of state income taxes. Due to the Company's current relationship of taxable book income as compared to net income, its effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, the Company currently expects further variation in its effective tax rate in 2002.

Results of Operations for the Years Ended December 31, 2000 and 1999

Revenue

      Total revenue increased 10.4% in 2000 to $752.2 million from $681.4 million in 1999. The largest portion of this growth came from Health Services, which increased 21.1% in 2000 to $399.7 million from $330.1 million in

1999. To a lesser extent, our Network Services revenue increase of 2.9% in 2000 to $162.6 million from $158.0 million in 1999 also contributed to our revenue growth. However, Care Management Services' revenue decreased 1.8% in 2000 to $189.9 million from $193.3 million in 1999.

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

      The increase of Network Service's revenue for 2000 was primarily related to an increase in revenue from our first report of injury services business as compared to 1999. Further, our out-of-network group health medical bill review revenue increased over 1999, primarily due to increased bill volumes. However, the average size of each reviewed bill decreased.

      Revenue declines for Care Management Services were primarily due to decreases in case management business volume resulting mainly from customer uncertainty concerning our 1998 fourth quarter reorganization of this line of business, our competitors' related marketing efforts and, to a lesser extent, the "task-based" approach to service delivery. These had a reduced impact during 2000 as compared to 1999. Reduced case volume in our telephonic case management service business also contributed to the revenue decline in 2000 from 1999. These decreases were partially offset by an increase in revenue from our independent medical examination services.

      Total contractual provisions offset against revenue during the years ended December 31, 2000 and 1999 were $31.5 million and $27.8 million, respectively.

Cost of Services

      Total cost of services increased 11.0 % in 2000 to $593.4 million from $534.5 million in 1999. The largest portion of this increase came from Health Services, which increased 21.4% in 2000 to $321.8 million from $265.1 million in 1999. To a lesser extent, our Network Services cost of services increase of 5.2% in 2000 to $100.7 million from $95.7 million in 1999 also contributed to the overall increase. However, Care Management Services cost of services decreased
1.6 % in 2000 to $170.9 million from $173.7 million in 1999.

      Total gross profit increased 8.0% to $158.7 million in 2000 from $146.9 million in 1999. However, as a percentage of revenue, gross profit decreased to 21.1% in 2000 compared to 21.6% in 1999. This percentage decline was primarily due to Network Services' gross profit margin decline to 38.0% in 2000 as compared to 39.4% in 1999. Also, Health Services' gross profit margin decreased slightly to 19.5% in 2000 compared to 19.7% in 1999, and Care Management Services' gross profit margin was 10.0% in 2000 compared to 10.2% in 1999.

      Health Services' gross profit margin decrease relates primarily to the impact of lower margins from practices acquired and developed. Health Services acquired 53 clinics in 1999 and eight centers in 2000. Historically, consolidated gross profit margins are initially negatively impacted due to lower margins from centers recently acquired. However, as we have consolidated certain functions, made other staff-related changes and increased patient volume, the margins of our acquired centers have demonstrated improvements.

      The decrease in Network Services' gross profit margin in 2000 from 1999 primarily relates to increased costs within our out-of-network group health medical bill review business associated with processing higher bill volumes with a lower average price per bill. Further, our provider bill repricing and review services margins improved due to efficiencies realized from our fourth quarter 1998 and 1999 office consolidations as well as the implementation of a new bill review system.

      The gross profit margin for Care Management Services declined in 2000 as compared to 1999 primarily due to lower revenue for case management services, offset by lower expenses. The lower margins were partially offset by improved profit margins in our independent medical examinations business.

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

Non-Recurring Charges

      There were no non-recurring charges recorded in 2000 as compared to a $54.4 million charge recorded in 1999, which primarily related to the 1999 Merger. At December 31, 2000, approximately $3.8 million of non-recurring charges remained. See a further discussion of our non-recurring charges and their usage below and also at Note 4, Recent Acquisitions and Non-Recurring Charges, in our audited consolidated financial statements.

Interest Expense

      Interest expense increased $35.3 million in 2000 to $68.1 million from $32.9 million in 1999 due primarily to increased outstanding borrowings from the issuance of $565.0 million in merger-related financing incurred in the third quarter of 1999 and, to a lesser extent, additional interest related to the amendment of our credit facility in the first quarter of 2000. This increase was partially offset by the retirement of substantially all of the $327.7 million of 6.0% and 4.5% convertible subordinated notes during the 1999 Merger. As of December 31, 2000, approximately 65.9% of our debt contained floating rates.

Provision for Income Taxes

      We recorded a tax provision of $4.4 million in 2000 versus a tax provision of $8.3 million in 1999. The effective tax rate was 1,191.9% and (47.2%) in 2000 and 1999, respectively. Excluding the tax effects of the non-recurring charges, the effective tax rate would have been 46.2% for 1999. The effective tax rate is in excess of the statutory rate due to the non-deductibility of goodwill and certain fees and expenses associates with acquisition costs and, to a lesser extent, the impact of state income taxes.

Cumulative Effect of Accounting Change

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides additional guidance in applying generally accepted accounting principles for revenue recognition in financial statements. New implementation guidance issued by the SEC in the fourth quarter of 2000 required the Company to recognize revenue from its post payment bill review services effectively on a cash basis. Prior to adoption of this standard, the Company recognized this revenue as savings were identified for our clients. The cumulative charge recognized in 2000 from this change in accounting principle was $2.8 million, net of tax effect.

Non-Recurring Charges

      In the third quarter of 1999, we recorded a non-recurring charge of $54.4 million for fees, expenses and other non-recurring charges associated with the 1999 Merger. Through December 31, 2001, we had paid approximately $29.4 million for professional fees and services, including investment banking, legal, accounting and regulatory fees, $21.7 million for payments primarily to certain equity holders and other personnel costs, $1.1 million in facility consolidations and closings and $1.9 million of other non-recurring charges. At December 31, 2001, approximately $0.3 million of the non-recurring charge remained accrued for professional fees and services and other non-recurring charges. We anticipate that the majority of this remaining liability will be used over the next 12 months.

      In connection with the NHR acquisition in November 2001, we recorded $6.0 million in asset write-downs and $6.8 million in restructuring costs, which are primarily associated with employee severance and facilities consolidation costs. Of this $12.8 million, $5.5 million is recognized as a charge for the acquisition of affiliate and is reflective of WCAS' proportionate ownership percentage in NHR as applied to the total amount of asset write-downs and restructuring liabilities which occurred in connection with the acquisition. Non-recurring charges of $0.5 million have been recorded to reflect employee severance and facility consolidation costs associated with the Company's facilities. The remaining $6.1 million, which is reflective of the remaining proportionate ownership percentage in NHR as applied to the total amount of asset write-downs and restructuring liabilities that occurred in connection with the acquisition, were recorded under the purchase method of accounting. Of the $12.8 million in restructuring and other acquisition costs, through December 31, 2001, we had utilized $6.0 million associated with asset write-downs and we had paid approximately $0.7 million for professional fees and services, including investment banking, legal, accounting and regulatory fees, $0.2 million in facility consolidations, $0.1 million in costs related to personnel reductions and $0.1 million for other non-recurring costs. At December 31, 2001, approximately $5.7 million of the non-recurring cost accrual remained for facility obligations with terms expiring through 2006, costs related to personnel reductions and other non-recurring charges. We anticipate that the majority of the liability will be paid over the next 12 months.

Critical Accounting Policies

      In December 2001, the SEC requested that all registrants list their most "critical accounting policies" in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenues and expenses. We base these determinations upon the best information available to us during the period in which we are accounting for our results. Our estimates and assumptions could change materially as conditions within and beyond our control change or as further information becomes available. Accordingly, our actual results could differ from our estimates. The most significant estimates made by our management include our:

      .     sales allowances
      .     valuation of long-lived and intangible assets and goodwill
      .     valuation of hedging arrangements
      .     valuation of acquired assets and liabilities

      The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities. A full description of all of our significant accounting policies is included in Note 2 to our Consolidated Financial Statements included in this Form 10-K.

Sales Allowances

      Our management must make estimates of potential sales allowances related to current period service revenue. Management analyzes historical collection adjustment experience when evaluating the adequacy of the sales allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales allowances in any accounting period. Material differences could result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales allowances amounted to $27.3 million in 2001. Our accounts receivable balance was $181.0 million, net of sales allowances of $24.1 million as of December 31, 2001.

Valuation of Long-Lived and Intangible Assets and Goodwill

      We assess the impairment of long-lived and intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

      . significant underperformance relative to expected historical or projected future operating results;

      .     significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
      .     significant negative industry or economic trends;
      .     significant decline in our public bond price for a sustained period;
            and
      .     significant decline in our estimated market capitalization relative to net book value.

      Under generally accepted accounting principles, we are required to write down our long-lived assets if such assets are determined to be impaired. Under current accounting standards, an impairment of a long-lived asset is considered to have occurred when the estimated undiscounted future cash flows related to the assets are less than the carrying value of the asset. Estimates of future cash flows involve consideration of numerous factors, depending upon the specific asset being assessed. Relevant factors in this assessment include estimates of future market growth rates, product acceptance and lifecycles, selling prices and volumes, responses by competitors, service delivery costs and assumptions as to other operating expenses. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net identifiable intangible assets and goodwill amounted to $475.5 million as of December 31, 2001. The value of these projected discounted cash flows could be subject to change based on differences in the assumptions noted above.

      In 2002, SFAS 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize our goodwill. We recorded approximately $14.8 million of amortization on these amounts during 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Valuation of Hedging Arrangements

      We have entered into certain arrangements that hedge a portion of our exposure to variable interest rates under our current debt agreements. When accounting for our current hedging arrangements, we are required by accounting standards to:

      . recognize the fair value of hedging arrangements as assets or liabilities in the financial statements, and
      . recognize changes in the fair value of these derivatives in our statements of operations.

      The fair value estimates of our hedging arrangements are provided to us by third parties, including major banking institutions and reflect their estimate of several factors, including: relevant future market conditions, current bid-offer spreads and other market conditions. Valuations based on other models or different assumptions, including yield curve shifts, may result in significantly different valuation estimates and could cause significant non-cash changes to our earnings relating to the change in the fair value of the interest rate hedges that we utilize. The fair value of these hedges at December 31, 2001 was a negative $25.9 million.

Valuation of Acquired Assets and Liabilities

      Our business has grown through several strategic acquisitions over the last few years. During 2000 and 2001, our Health Services segment acquired a total of 23 occupational healthcare centers. On November 12, 2001, our Network Services segment acquired the capital stock of HNS in a transaction valued at $30.9 million. On November 20, 2001, we acquired all of the capital stock of NHR, in a transaction valued at $141.8 million. The individual assets and liabilities of each acquired company must be recorded at fair value, reflecting amounts for (i) tangible assets and liabilities and (ii) intangible assets.

      In many cases, we are able to utilize our in-house expertise to prepare internal purchase price allocations and determine the lives of the acquired assets. However, we may also utilize independent appraisers to assist us in these efforts for our larger or more complex acquisitions. We utilize several valuation techniques in order to facilitate our estimates of these fair values, including: discounted cash flow analysis, replacement cost analysis and market comparables. These methods require significant assumptions regarding market conditions, operational integration issues, and the utilization of the underlying assets, which could change in the future and result in a significant impact on our earnings. Additionally, we are required to make estimates of restructuring liabilities incurred in connection with these assets. These estimates involve assumptions relating to the timing and cost of personnel reductions, facility lease charges and other related exit costs. Because of the inherent nature of these assumptions and techniques, it is reasonably possible that we could experience changes in estimated values, which could be material to our earnings.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations" ("SFAS 141") and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all business combinations subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. Goodwill and intangible assets with indefinite lives will no longer be amortized, but instead will be subject to impairment tests at least annually. The Company is required to adopt SFAS 141 and SFAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards also apply to any acquisitions concluded subsequent to June 30, 2001. Accordingly, we accounted for the acquisitions of NHR and HNS under the provisions of these new standards.

      As a result of implementing SFAS 141 and SFAS 142, the Company will discontinue amortization of goodwill after December 31, 2001 and assembled workforce will not be recognized as an intangible asset apart from goodwill. The Company is currently assessing the impact of SFAS 142 and has not yet determined the full effect this statement will have on its consolidated financial position or results of operations. However, had SFAS 141 been utilized beginning January 1, 2001, the Company's pre-tax income would have increased by $14.8 million which was the 2001 goodwill amortization expense charged to earnings under accounting standards in effect at the time. Additionally, the Company's future earnings may periodically be affected in a materially adverse manner should particular segments of its goodwill balances become impaired pursuant to the valuation methodology.

      In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The statement will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect on its consolidated financial statements of this standard when adopted.

      In October, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement provides a single accounting model for long-lived assets to be disposed of. The Company has not yet determined the effect on its consolidated financial statements of implementing this statement, which is effective for fiscal years beginning after December 15, 2001.

Seasonality

      Our business is seasonal in nature. Patient visits at our Health Services' medical centers are generally lower in the first and fourth quarters primarily because of fewer occupational injuries and illnesses during those time periods due to plant closings, vacations, weather and holidays. In addition, since employers generally hire fewer employees in the fourth quarter, the number of pre-placement physical examinations and drug and alcohol tests conducted at the medical centers during that quarter is further reduced. Additionally, Care Management Services' revenue is usually lower in the fourth quarter compared to the third quarter due to the impact of vacations and holidays. In a manner somewhat similar, although less pronounced, the first and fourth quarters generally reflect lower revenue when compared to our second and third quarters.

Liquidity and Capital Resources

      We provided cash from operating activities of $89.3 million, $38.8 million and $28.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in cash from operating activities in 2001 as compared to 2000 was primarily a result of increased operating income, improved working capital management and better collections on accounts receivable. During 2001, working capital provided $34.8 million of cash primarily due to an increase in accounts payable and accrued expenses of $31.0 million, and decreases in accounts receivable of

$2.5 million and prepaid expenses and other assets of $1.2 million. Accounts payable and accrued expenses increased primarily due to the timing of certain payments, including payment of accrued interest on the Company's debt and payroll-related items, while accounts receivable decreased due to improved collections. During 2000, working capital used $7.4 million of cash primarily due to increases in accounts receivable of $6.3 million and prepaid expenses and other assets of $1.4 million. Accounts receivable increased primarily due to continued revenue growth, and prepaid expenses and other assets increased primarily due to the timing of payments. During 1999, working capital used $3.9 million of cash primarily due to an increase in accounts receivable of $19.2 million, offset by a decrease in prepaid expenses and other assets of $10.0 million and an increase in accounts payable and accrued expenses of $13.0 million.

      In 2001, the Company paid approximately $2.7 million related to the non-recurring charges that occurred in the third quarter of 1998, fourth quarter of 1998, third quarter of 1999 and the fourth quarter of 2001. At December 31, 2001, approximately $8.0 million of the accrual for these non-recurring charges remained for facility lease obligations, personnel reduction costs and other payments. The Company anticipates that the majority of this liability will be paid over the next 12 months.

      In 2001, we used net cash of $107.2 million in connection with acquisitions and $33.1 million of cash to purchase property and equipment, the majority of which was spent on new computer hardware and software technology, as well as leasehold improvements. Cash flows from investing activities also included $1.1 million of cash received from the sale of internally-developed software. As required by accounting pronouncements, the proceeds were offset against the amount capitalized on the consolidated balance sheet and were not recognized as revenue. We used net cash of $9.7 million in connection with acquisitions and $30.9 million of cash to purchase property and equipment during 2000, the majority of which was spent on acquiring new computer hardware and software technology, as well as leasehold improvements. We used net cash of $55.2 million in connection with acquisitions and $36.0 million of cash to purchase property and equipment during 1999, the majority of which was spent on new computer hardware and software technology, partially offset by $15.5 million provided by the sale of marketable securities.

      Cash flows provided by financing activities in 2001 of $50.6 million was primarily due to $49.7 in net proceeds from issuance of common stock by Concentra Holding and increased borrowing on our revolving credit facility of $6.0 million, reduced by debt repayments of $5.1 million. The proceeds from Concentra Holding's additional issuance of equity were used as a part of the financing for the Company's fourth quarter acquisitions of NHR and HNS. Cash flows used by financing activities of $8.1 million in 2000 was due primarily to $4.0 million in payments on the revolving credit facility, $3.1 million in debt repayments and the payment of $1.7 million of deferred financing costs related to the March 2000 credit facility amendment. Cash flows used by financing activities of $39.4 million in 1999 was due primarily to the payment of fees and expenses related to the merger and deferred finance fees related to the merger financing.

      The following table sets forth our schedule of contractual obligations including current maturities of our long-term debt at December 31, 2001, and future minimum lease payments due under noncancelable operating leases (in thousands):

                                                                         After
                                Total      2002    2003-04    2005-06     2006
                              --------   -------   -------   --------   --------
Operating Leases              $139,436   $40,896   $58,793   $ 24,774   $ 14,973
Revolving Credit Facility        6,000     6,000        --         --         --
Long-term Debt                 556,481     4,211     7,895    267,188    277,187
                              --------   -------   -------   --------   --------
Total                         $701,917   $51,107   $66,688   $291,962   $292,160
                              ========   =======   =======   ========   ========

      We were in compliance with our covenants, including our financial covenant ratio tests, in 2001. The leverage ratio and interest coverage ratio requirements for the quarter ended December 31, 2001, were 4.75 to 1.00 and 1.75 to 1.00, respectively. These ratio tests become more restrictive in 2002 and in subsequent future periods. Pursuant to our senior credit agreement, we are required to obtain a leverage ratio of less than 3.75 to 1.00 and an interest coverage ratio of at least 2.25 to 1.00 as of the fiscal quarter ending December 31, 2002. Our ability to be in compliance with these more restrictive ratios will be dependent on our ability to increase cash flows over current levels. We currently believe our growth strategy will enable us to meet these cash flow requirements. For further discussion of our growth strategy, see "Item 1. Business, C. Our Business Strategy." At December 31, 2001, we had $6.0 million in borrowings outstanding under our $100 million revolving credit facility.

      We currently believe that our cash balances, the cash flow generated from operations and our borrowing capacity under our revolving credit facility will be sufficient to fund our working capital, occupational healthcare center acquisitions and capital expenditure requirements for the foreseeable future. Our long-term liquidity needs will consist of working capital and capital expenditure requirements, the funding of any future acquisitions, and repayment of borrowings under our revolving credit facility and the repayment of outstanding indebtedness. We intend to fund these long-term liquidity needs from the cash generated from operations, available borrowings under our revolving credit facility and, if necessary, future debt or equity financing. However, our ability to generate cash is subject to general economic and industry conditions that are beyond our control. Therefore, it is possible that our business will not generate sufficient cash flow from operations. Additionally, we cannot be certain that any future debt or equity financing will be available on terms favorable to us, or that our long-term cash generated from operations will be sufficient to meet our long-term obligations.

Legal Proceedings

      We are party to certain claims and litigation in the ordinary course of business. We are not involved in any legal proceeding that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. In order to hedge a portion of this risk under our current credit agreements, we have utilized interest rate collars. We have performed sensitivity analysis to assess the impact of changes in the interest rates on the value of our market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value or cash flows relative to our debt instruments. However, the same hypothetical 10% movement in interest rates would change the fair value of our hedging arrangements and pretax earnings by $1.3 million as of December 31, 2001. Market rate volatility is dependent on many factors that are impossible to forecast and actual interest rate increases could be more or less severe than this 10% increase. For more information on the interest rate collars, see Note 5 to our audited Consolidated Financial Statements of the Company included in this Form 10-K. We do not hold or issue derivative financial instruments for trading or speculation purposes and are not a party to any leveraged derivative transactions

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of the Company and other information required by this Item 8 are included in this Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Concentra Operating

      The directors and executive officers of Concentra Operating are identical to and hold identical positions as the persons identified below as directors and executive officers of Concentra Holding. Since August 17, 1999, they have served in these positions with Concentra Operating during the same periods they served in these positions with Concentra Holding.

Concentra Holding

      Executive officers of Concentra Operating and Concentra Holding are elected annually by the board of directors and serve until their successors are duly elected and have qualified. Directors of Concentra Operating and Concentra Holding are elected annually by the stockholders and serve until their successors are duly elected and have qualified. There are no arrangements or understandings between any officer or director and any other person pursuant to which any officer or director was, or is to be, selected as an officer, director, or nominee for officer or director. There are no family relationships between any of our executive officers or directors. The names, ages and positions of the executive officers and directors of Concentra Operating and Concentra Holding are listed below along with their business experience during at least the past 5 years.


  Name                                        Age                       Position
  ----                                        ---                       --------
Daniel J. Thomas..........................    43    Director, President and Chief Executive Officer
William H. Comte..........................    49    Executive Vice President and Chief Operating Officer
Thomas E. Kiraly..........................    42    Executive Vice President, Chief Financial Officer and  Treasurer
James M. Greenwood........................    41    Executive Vice President Corporate Development
Richard A. Parr II........................    43    Executive Vice President, General Counsel and Secretary
W. Tom Fogarty, M.D.......................    54    Senior Vice President and Chief Medical Officer
Paul B. Queally...........................    38    Chairman and Director
John K. Carlyle...........................    47    Director
Carlos A. Ferrer..........................    48    Director
James T. Kelly............................    55    Director
D. Scott Mackesy..........................    33    Director
Steven E. Nelson..........................    47    Director

      Daniel J. Thomas has served as a Director of Concentra Holding since January 1998 and of Concentra Operating since August 17, 1999. He has served as President and Chief Executive Officer of Concentra Holding since September 1998, and he served as President and Chief Operating Officer of Concentra Holding from January 1998 until September 1998. He served as Executive Vice President of Concentra Holding and President of Concentra Health Services, Inc. from August 1997 until January 1998. He served as a director of OccuSystems, Inc. ("OccuSystems"), one of our predecessor companies, and as its President and Chief Operating Officer from January 1997 to August 1997. From April 1993 through December 1996, Mr. Thomas served as OccuSystems' Executive Vice President and Chief Operating Officer. Prior to joining OccuSystems in 1993, Mr. Thomas served in various capacities with Medical Care International, Inc., a national outpatient surgery center company, most recently as its Senior Vice President and Divisional Director. Mr. Thomas is a certified public accountant.

      William H. Comte has served as Executive Vice President and Chief Operating Officer of Concentra Holding since December 4, 2000. Prior to joining Concentra Holding, Mr. Comte served as President and Chief Executive Officer for Premier Practice Management, an operator of physician practices, in San Diego, California from 1995 until December 2000. From 1992 until 1994, Mr. Comte served as Senior Vice President Medical Center Division of HealthSouth Corporation, a national healthcare services company, in Birmingham, Alabama. Mr. Comte served as President and Chief Executive Officer for Dr. John T. McDonald Health Systems, Inc., a hospital system, in Miami, Florida from 1985 until 1992. Mr. Comte received his Master of Business Administration - Health Administration from the University of Miami and a Bachelor of Science in Business Administration from Villanova University in Villanova, Pennsylvania.

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

      James M. Greenwood has served as Executive Vice President of Corporate Development of Concentra Holding since February 1998 and as Senior Vice President of Corporate Development of Concentra Holding from August 1997 to February 1998. He served as OccuSystems' Chief Financial Officer from 1993, when he joined OccuSystems as a Vice President, until August 1997. Mr. Greenwood served as a Senior Vice President of OccuSystems from May 1994 to August 1997. From 1988 until he joined OccuSystems in 1993, Mr. Greenwood served in numerous positions with Bank One, Texas, N.A., and its predecessors, most recently as Senior Vice President and Manager of Mergers and Acquisitions.

      Richard A. Parr II has served as Executive Vice President, General Counsel and Secretary of Concentra Holding since August 1997. He served as OccuSystems' Executive Vice President, General Counsel and Secretary from August 1996 to August 1997. Prior to joining OccuSystems, Mr. Parr served as Vice President and Assistant General Counsel of OrNda HealthCorp, a national hospital management company, from April 1993 through August 1996 and as Associate General Counsel of OrNda HealthCorp from September 1991 through March 1993. Mr. Parr serves on the Board of Directors of the American Society of Corporate Secretaries.

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

      Paul B. Queally has served as a director and the Chairman of Concentra Holding and Concentra Operating since August 17, 1999. He has served as a managing member or general partner of the respective sole general partner of Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS") and other associated investment partnerships since February 1996. Prior to joining WCAS in February 1996, Mr. Queally held various positions, including, most recently, General Partner at The Sprout Group, a private equity affiliate of Donaldson, Lufkin & Jenrette, since 1987. He is a director of United Surgical Partners, Inc., an international acute care hospital and domestic surgery center company, of MedCath, Inc., a cardiac care management and cardiac specialty hospital company, and of several private companies.

      John K. Carlyle has served as a Director of Concentra Holding since August 1997 and as a director of Concentra Operating since August 17, 1999. He served as Chairman of Concentra Holding from August 1997 to January 1998 and from September 1998 until August 17, 1999. Mr. Carlyle served as Chief Executive Officer of MAGELLA Healthcare Corporation, a private physician practice management company devoted to the area of neonatology and perinatology, from July 2000 until its sale to Pediatrix Medical Group, Inc., on May 15, 2001, and as President and Chief Executive Officer of MAGELLA from February 1998 through June 2000. Prior to joining MAGELLA, Mr. Carlyle served as OccuSystems' Chairman and Chief Executive Officer from January 1997 until August 1997 and as the Chief Executive Officer and a director of OccuSystems from 1991 until August 1997. He joined OccuSystems in 1990 as its President and served in that capacity until December 1996. Mr. Carlyle also serves as a director of Pediatrix Medical Group, Inc., a neonatology and perinatology physician practice management company, and of Odyssey Healthcare, Inc., a national hospice services provider.

      Carlos A. Ferrer has served as a director of Concentra Holding and Concentra Operating since August 17, 1999. He has served as a member of the general partner of Ferrer Freeman Thompson & Co. a private healthcare equity firm, since 1995. Prior to 1995, he was employed by Credit Suisse First Boston Corporation, as a Managing Director. He is a director of AMERIGROUP Corporation, a Medicaid HMO company, and several private companies and is Vice Chairman of the Board of Trustees of the Cancer Research Institute.

      James T. Kelly has served as a director of Concentra Holding and Concentra Operating since December 11, 2001. From August 1998 to November 2001, he served as Chairman of National Healthcare Resources, Inc., a private network services and care management company that we acquired in November 2001. Previously, he served as Chairman of Lincare Holdings, Inc., a national infusion therapy services company, from April 1994 through May 2000 and as President and Chief Executive Officer of Lincare Holdings, Inc. from June 1986 through December 1996. Mr. Kelly is a director of American Dental Partners, Inc., a provider of business services to multi-disciplinary dental groups, Ameripath, Inc., a national provider of cancer diagnostics and related services, and Health Management Systems, a national healthcare information technology company.

      D. Scott Mackesy has served as a director of Concentra Holding and Concentra Operating since August 17, 1999. He has served as a principal of WCA Management Corporation, an affiliate of WCAS, since 1998. Prior to joining WCAS in 1998, Mr. Mackesy was employed from 1992 to 1998 by Morgan Stanley Dean Witter & Co., an investment banking concern, most recently as a Vice President in its investment research department. Mr. Mackesy is a director of several private companies.

      Steven E. Nelson has served as a director of Concentra Holding and Concentra Operating since August 17, 1999. From October 1999 to November 2001, he served as President of HealthNetwork Systems, LLC, a private provider of PPO network management services to the payor and PPO industries. Mr. Nelson served as President of Concentra Preferred Systems, an affiliate of Concentra Operating engaged in bill review services, from March 1997 to June 2000. Prior to March 1997, he served as President and Chief Executive Officer of Preferred Payment Systems, Inc., a provider of bill review services, from 1990 until its acquisition by Concentra Holding in 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

      Neither Concentra Operating nor Concentra Holding has any class of equity securities registered pursuant to Section 12 of the Exchange Act. Consequently,
Section 16(a) of the Exchange Act does not require Concentra Operating's or Concentra Holdings' Directors, executive officers and persons who own more than 10% of Concentra Holdings' common stock to file reports of holdings and transactions in common stock with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

      Summary Compensation Table

      The following table summarizes the compensation paid during fiscal year 2001, 2000, and 1999 to Concentra Holding's and Concentra Operating's Chief Executive Officer and the four most highly compensated executive officers of Concentra Holding and Concentra Operating other than the Chief Executive Officer who were serving as executive officers at the end of fiscal year 2001. These executive officers are referred to as the named executive officers.

                                                                                                     Long-term
                                                                                                   Compensation
                                                                                                      Awards
                                                                                                      ------
                                                                                                    Securities
                                                                                                    Underlying        All Other
                                                                  Annual Compensation                  Options      Compensation
                                                        -----------------------------------------  -------------    ------------
Name and Principal Position                             Year       Salary ($)(1)     Bonus ($)(2)         #           ($) (3)
---------------------------                             ----       -------------     ------------  -------------    ------------
Daniel J. Thomas .............................          2001          399,231          $ 20,000        175,000         3,640
     President and Chief Executive                      2000          394,199                --        369,057         3,267(4)
     Officer, Director                                  1999          400,000           200,000             --       191,918(5)

William H. Comte .............................          2001          350,000                --         75,000         3,201(6)
     Executive Vice President,                          2000           14,808                --        125,000            10
     Chief Operating Officer                            1999               --                --             --            --

James M. Greenwood ...........................          2001          279,616            20,000         20,000         3,590
     Executive Vice President                           2000          270,029                --        216,344         3,291
     Corporate Development                              1999          270,000            80,000             --       165,341(7)

Thomas E. Kiraly .............................          2001          298,846            20,000         75,000         3,615
     Executive Vice President, Chief                    2000          264,829                --         37,500           197
     Financial Officer and Treasurer                    1999          138,462            25,000         89,083            74

W. Tom Fogarty, M.D ..........................          2001          272,019            20,000         15,000         3,982
     Senior Vice President and Chief                    2000          260,102                --         80,174         3,700
     Medical Officer                                    1999          260,000            40,000             --        84,062(8)

----------
(1) Salaries for the named executives officers, effective January 1, 2002, are $500,000 for Mr. Thomas, $375,000 for Mr. Comte, $295,000 for Mr.
      Greenwood, $320,000 for Mr. Kiraly, and $287,500 for Dr. Fogarty.
(2) Bonuses paid during August 1999 were related to activities performed by the individual in connection with the merger.
(3) Amounts shown represent, to the extent that the named executive officer participated in Concentra Holding's employee stock purchase and the 401(k) plans, (a) the purchase discount on shares of Concentra Holding common stock purchased pursuant to the employee stock purchase plan, (b) Concentra Holding's matching provision under its 401(k) plan and (c) premiums paid by Concentra Holding for group term life insurance that is taxable compensation to the named executive officers.
(4) Excludes relocation-related costs and benefits totaling $203,355 paid to Mr. Thomas in 2000 associated with his relocation from Boston, Massachusetts to Dallas, Texas.
(5) Amount includes payment of $191,285 for cancellation of 477,000 options at an option price of $19.50 to $33.88.
(6) Excludes relocation related costs and benefits totaling $19,130 paid to Mr. Comte in 2001 associated with his relocation from San Diego, California to Dallas, Texas.
(7) Amount includes payments of $164,575 for cancellation of 352,000 options at an option price of $19.50 to $32.63.
(8) Amount includes payment of $83,975 for cancellation of 112,000 options at an option price of $19.50 to $32.63.

Option Grants in 2001

      The following tables set forth certain information concerning grants by Concentra Holding of stock options to each of the named executive officers during 2001. In accordance with the rules of the Securities and Exchange Commission, the potential realizable values under such options are shown based on assumed rates of annual compound stock price appreciation of 5% and 10% over the full option term from the date the option was granted.

                        Option Grants in Last Fiscal Year
                                Individual Grants
                                -----------------

                                                                                                          Potential Realizable
                                                                                                            Value at Assumed
                                              Number of      % of Total                                  Annual Rates of Stock
                                             Securities        Options                                   Price Appreciation for
                                             Underlying      Granted to     Exercise or                    Option Term ($)(2)
                                               Options      Employees in    Base Price    Expiration    -----------------------
                                           Granted (#)(1)    Fiscal Year     ($/Share)        Date           5%          10%
                                           --------------    -----------     ---------      --------    ----------    ---------
Daniel J. Thomas .....................         175,000          14.36%         22.06        12/21/11     2,427,848    6,152,643
William H. Comte. ....................          75,000           6.16%         22.06        12/21/11     1,040,506    2,636,847
James M. Greenwood ...................          20,000           1.64%         22.06        12/21/11       277,468      703,159
Thomas E. Kiraly .....................          75,000           6.16%         22.06        12/21/11     1,040,506    2,636,847
W. Tom Fogarty, M.D. .................          15,000           1.23%         22.06        12/21/11       208,101      527,369

----------
(1) The vesting of each option is cumulative, and no vested portion will expire until the expiration of the option. The options vest over a five-year period, with 20% of the options vesting and becoming exercisable on January 1 in each of 2003, 2004, 2005, 2006, and 2007.
(2) These amounts represent certain assumed rates of appreciation only and are based on an original fair market value of $22.06 per share, which is based on the most recent third-party sale of Concentra Holdings common stock. Actual gains, if any, on stock option exercises will depend upon the future market for Concentra Holding common stock and the price at which it can be sold.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-end Option and Restricted Stock Values

      The following table provides information about option exercises by the named executive officers during 2001 and the value realized by them. The table also provides information about the number and value of options held by the named executive officers at December 31, 2001.

                                                                           Number of Securities
                                                                         Underlying Unexercised          Value of Unexercised
                                                                            Options At Fiscal            In-The-Money Options
                                       Shares                                  Year End (#)            At Fiscal Year End ($)(1)
                                     Acquired on         Value        ----------------------------    --------------------------
Name                                 Exercise (#)    Realized ($)     Unexercisable    Exercisable    Unexercisable  Exercisable
----                                 ------------    ------------     -------------    -----------    -------------  -----------
Daniel J. Thomas...............            --              --            489,057          87,000        2,296,217      483,720
William H. Comte...............            --              --            200,000              --          695,000           --
James M. Greenwood.............            --              --            193,595          51,000        1,101,308      283,560
Thomas E. Kiraly...............            --              --            168,583          33,000          520,321      183,480
W. Tom Fogarty, M.D. ..........            --              --             94,274          18,900          737,764      105,084

----------
(1) Fair market value of securities underlying in-the-money options based on the most recent third-party sale of Concentra Holding's common stock at $22.06 per share. Neither Concentra Holding nor Concentra Operating has any class of equity securities registered pursuant to Section 12 of the Exchange Act.

Compensation of Directors

      None of the directors of Concentra Holding or Concentra Operating received any remuneration from Concentra Operating for their attendance at board and committee meetings during 2001.

Other Compensation Arrangements

Employment Agreements

      Each of the named executive officers has entered into an employment agreement with Concentra Holding. The employment agreements were entered into as of August 17, 1999, for Messrs. Thomas, Kiraly, Greenwood and Fogarty, and as of December 4, 2000 for Mr. Comte. The principal terms of these employment agreements are as follows:

      . each agreement has a term of 2 years, subject to automatic renewal for additional one-year terms, unless terminated in accordance with the agreement's terms;
      . each agreement provides for compensation consisting of base salary amounts, bonuses at the discretion of the board of directors of Concentra Holding and participation in any employee benefit plan adopted by us for our employees;
      . each agreement provides for a severance payment in the event of (1) termination by Concentra Holding without cause, or (2) resignation by the employee for good reason; consisting of two years' base salary for Mr. Thomas and 1 year's base salary for Messrs. Comte, Greenwood, Kiraly, and Fogarty.
      . effective January 1, 2002, base salaries under the employment agreements are as follows: $500,000 for Mr. Thomas, $375,000 for Mr. Comte, $295,000 for Mr. Greenwood, $320,000 for Mr. Kiraly, and $287,500 for Dr. Fogarty.

Officer Loan Program

      Pursuant to an Officer Loan Program adopted by the compensation committee of Concentra Holding's Board of Directors (the "Compensation Committee"), Concentra Holding may from time to time make loans to certain officers of Concentra Holding and its subsidiaries designated by the Compensation Committee to purchase stock of Concentra Holding. All loans are secured by a pledge of the shares being purchased. Each loan bears interest, payable monthly, at the Applicable Federal Rate published by the Internal Revenue Service. As of March 15, 2002, there is outstanding under the Officer Loan Program a total of $3,380,000 from all participants, including the following amounts from the named executive officers: Mr. Thomas, $400,000; Mr. Comte, $200,000; Mr. Kiraly, $300,000; and Dr. Fogarty, $400,000; and from Mr. Nelson, who also participates in the Officer Loan Program, $200,000.

Relocation Loan

      Concentra Holding has loaned Mr. Comte $200,000 to assist him with the purchase of a home in connection with his relocation to Dallas, Texas. The loan does not bear interest, is due on December 31, 2002, and is secured by any bonus or incentive compensation payable to Mr. Comte and any gains he may realize on exercise of Concentra Holding stock options.

Life Insurance

      Concentra Holding pays the premiums for second-to-die life insurance policies on the lives of Messrs. Thomas, Greenwood, Kiraly and Fogarty and their respective spouses in the following face amounts: Mr. Thomas, $2,000,000; Mr. Greenwood, $1,000,000; Mr. Kiraly, $1,000,000, and Dr. Fogarty, $1,000,000. Upon
the death of both insureds under each second-to-die policy, an amount equal to the premiums paid by Concentra Holding will be paid to Concentra Holding, with the remaining proceeds going to the second-to-die decedent's estate. Concentra Holding pays the premiums for a life insurance policy in the face amount of $1,000,000 on the life of Mr. Comte. Upon the death of Mr. Comte, an amount equal to the premiums paid by Concentra Holding will be paid to Concentra Holding, with the remaining proceeds going to Mr. Comte's estate.

Compensation Plans

1999 Long-Term Incentive Plan

General

      Concentra Holding's board and stockholders approved its 1999 Stock Option and Restricted Stock Purchase Plan (the "1999 Stock Plan") in August 1999 for the purpose of promoting the interests of Concentra Holding and its subsidiaries and the interests of our stockholders. The 1999 Stock Plan provides an opportunity to selected employees and officers of Concentra Holding and its subsidiaries and to other persons providing services to Concentra Holding and its subsidiaries to purchase Concentra Holding common stock. By encouraging such stock ownership, we seek to attract, retain and motivate such employees and other persons and to encourage such employees and other persons to devote their best efforts to our business and financial success. Under the 1999 Stock Plan, we may grant incentive stock options and non-qualified stock options and restricted stock purchase awards to purchase an aggregate of up to 3,750,000 shares of Concentra Holding common stock. The following summary describes the principal features of the 1999 Stock Plan and is qualified in its entirety by reference to the specific provisions of the 1999 Stock Plan, which is filed as an exhibit to this Report.

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

      Eligibility. Under the 1999 Stock Plan, employees, including officers, are eligible to receive grants of either incentive stock options structured to qualify under Section 422 of the Code, or nonqualified stock options and restricted stock purchase awards, both of which are not intended to meet the requirements of Code Section 422. Non-employee directors are eligible to receive only nonqualified stock options and restricted stock purchase awards.

      Administration. Administration of the 1999 Stock Plan has been delegated to the Compensation Committee, which consists entirely of "Non-Employee Directors" within the meaning of the Exchange Act and "outside directors" within the meaning of the Code. The Compensation Committee, within the parameters of the 1999 Stock Plan, has authority to determine to whom options and awards are granted. All questions of interpretation or application of the 1999 Stock Plan are determined by the Compensation Committee, whose decisions are final and binding upon all participants.

      Terms of Options and Awards. Each option or award granted under the 1999 Stock Plan is evidenced by a stock option or restricted stock purchase agreement.

      The Compensation Committee determines the terms and vesting provisions of all stock options granted pursuant to the 1999 Stock Plan.

      The exercise price of incentive stock options may not be less than 100% of the fair market value of the shares of Concentra Holding common stock, as determined by the board or the Compensation Committee, as the case may be, on the date that the option is granted. The exercise price of non-qualified stock options may not be less than 100% of the fair market value of the shares of Concentra Holding common stock on the date the option is granted. In addition, the aggregate fair market value of the shares of Concentra Holding common stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. In addition, no incentive stock option shall be granted to an optionee who owns more than 10% of the total combined voting power for all classes of stock of Concentra Holding, unless the exercise price is at least 110% of the fair market value of the shares of Concentra Holding common stock and the exercise period does not exceed 5 years.

      Restricted stock purchase awards granted under the 1999 Stock Plan will be in such amounts and at such times as determined by the Compensation Committee. The purchase price, as well as the vesting provisions, of such awards shall be determined by the Compensation Committee and the purchase price may be equal to, less than or more than the fair market value of the shares of Concentra Holdings common stock to be awarded.

      Term of the 1999 Stock Plan. The 1999 Stock Plan will continue in effect until August 17, 2009 unless terminated prior to such date by the board.

Other Outstanding Options and Share Awards

      In addition to the options and awards granted under the 1999 Stock Plan, Concentra Holding had, as of December 31, 2001, issued or assumed from its predecessors or acquired companies options to purchase an aggregate of 539,029 shares of common stock pursuant to separate agreements between Concentra Holding and the holders thereof.

      The aggregate 4,090,134 options that were outstanding as of December 31, 2001, under the 1999 Stock Plan and all predecessor plans and assumed from acquired companies, had an average exercise price of approximately $13.07 per share, and remain subject to various vesting provisions.

      Unexercised options and their exercise price, are subject to adjustment if there is a subdivision or consolidation of Concentra Holding's common stock, the payment of a stock dividend or other increase or decrease in the number of shares of Concentra Holding's common stock outstanding, and Concentra Holding does not receive compensation therefor. In addition, the number (and type) of securities subject to an option are subject to adjustment if Concentra Holding is party to a merger or consolidation.

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

      Incentive stock options granted pursuant to the 1999 Stock Plan are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Code. If an optionee does not dispose of the shares acquired pursuant to exercise of an incentive stock option within one year after the transfer of such shares to the optionee and within 2 years from grant of the option such, such optionee will recognize no taxable income as a result of the grant or exercise of such option. However, for alternative minimum tax purposes the optionee will recognize as an item of tax preference the difference between the fair market value of the shares received upon exercise and the exercise price. Any gain or loss that is subsequently recognized upon a sale or exchange of the shares may be treated by the optionee as long-term capital gain or loss, as the case may be. Concentra Holding will not be entitled to a deduction for federal income tax purposes with respect to the issuance of an incentive stock option, the transfer of shares upon exercise of the option or the ultimate disposition of such shares provided the holding period requirements are satisfied.

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

      Restricted stock purchase awards may also be granted under the 1999 Stock Plan. A recipient of a restricted stock purchase award generally will not recognize taxable income upon the purchase of shares of restricted stock, unless he or she makes a timely election under Section 83(b) of the Code. Such a recipient, however, would recognize taxable ordinary income and the holding period for such shares would commence at the time that such shares become vested, in an amount equal to the excess of the fair market value of the shares at the time over the purchase price paid for such shares. If, on the other hand, the recipient makes a timely election under Section 83(b), he or she would recognize taxable ordinary income and the holding period for such shares would commence at the time of purchase, in an amount equal to the excess of the fair market value of the shares at that time, determined without regard to any transfer restrictions imposed on the shares, vesting provisions or any restrictions imposed by the securities laws, over the purchase price paid for such shares. In either case, Concentra Holding should be entitled to a deduction in an amount equal to the ordinary income recognized by the recipient in the same year that the recipient recognized such income, provided that it satisfies certain federal income tax information reporting requirements. Any gain or loss that is subsequently recognized by the recipient upon a sale or exchange of the shares will be recorded as capital gain or loss, long-term or short-term, depending on whether the shares were held for more than one year prior to such sale or exchange.

401(k) Plan

      Concentra Holding has a defined contribution retirement plan that complies with Section 401(k) of the Code (the "401(k) Plan"). Substantially all employees of Concentra Holding and its subsidiaries, including certain officers and directors of Concentra Operating, are eligible to participate in the 401(k) Plan once they have attained age 21 and completed 1,000 hours of service within a 12-consecutive-month period of service. This period of service is measured from either (1) the employee's employment commencement date or (2) an anniversary date of the employee's employment commencement date. Generally, employees may contribute amounts up to a maximum of 25% of the employee's compensation. Under the 401(k) Plan, Concentra Holding has the option of matching a portion of the participants' pretax contributions. For each of 2001 and 2000, Concentra Holding elected to match the lesser of the following (1) 50% of participants' pretax contributions during the plan year or (2) 2% of eligible compensation as defined in the 401(k) Plan document.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of Concentra Holdings is composed of Messrs, Queally, Carlyle, and Mackesy.

      Mr. Carlyle, who served as the non-employee Chairman of Concentra Holding until August 17, 1999, has served as a member of the Compensation Committee since December 1998.

      Mr. Queally serves as the non-employee Chairman of Concentra Holding. Mr. Queally is a managing member and Mr. Mackesy is a principal of the sole general partner of WCAS. Because of these affiliations, Messrs. Queally and Mackesy may be deemed to have a material interest in the matters described under Item 13 "Certain Relationships and Related Transactions--Equity Investor Agreements."

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

Executive Compensation Components

      The key components of the Company's compensation program are base salary, incentive awards and equity participation. These components are administered with the goal of providing total compensation that is competitive in the marketplace, rewards successful financial performance and aligns executive officers' interests with those of stockholders. The Compensation Committee reviews each component of executive compensation on an annual basis.

      Base Salary

      Base salaries for executive officers are set at levels the Compensation Committee believes to be sufficient to attract and retain qualified executive officers. Base pay increases are provided to executive officers based on an valuation of each executive's performance, as well as the performance of the Company as a whole. Although the

Compensation Committee does not establish a specific formula or target to determine base salaries, the Compensation Committee considers the financial performance of the Company as compared to service industry companies with similar earnings.

      In this regard, the Compensation Committee primarily considers growth in Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and to a lesser degree revenue growth in determining appropriate base salaries for the Company's executive officers. The Compensation Committee also considers the success of the executive officers in developing and executing the Company's strategic plans, developing management employees and exercising leadership.

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

      Annual Bonus

      The Compensation Committee believes that a significant proportion of total cash compensation for executive officers should be subject to attainment of specific Company financial performance criteria. This approach creates a direct incentive for executive officers to achieve desired performance goals and places a significant percentage of each executive officer's compensation at risk. Consequently, at the beginning of each year, the Compensation Committee establishes potential bonuses for executive officers based on the Company's achievement of certain EBITDA goals.

      The Compensation Committee established annual bonus potential for 2001 of up to 50% of base salaries, which is based upon the Company's achievement of predetermined EBITDA criteria and includes a discretionary component. The Compensation Committee established the potential bonuses and EBITDA criteria based on the Compensation Committee's judgment as to desirable financial results for the Company and the appropriate percentage of compensation that should be based on the attainment of such results. As reflected in the Summary Compensation Table under "Executive Compensation," bonus compensation of $20,000 was paid to each of Messr. Thomas, Greenwood, Kiraly and Fogarty during 2001.

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

      Options to purchase common stock of Concentra Holding were granted to certain of the named executive officers in 2001 and are reflected in the information provided under "Compensation of Executive Officers." The options were granted at an exercise price of $22.06 per share and vest over a five-year period, with 20% of the options vesting and becoming exercisable on January 1 in each of 2003, 2004, 2005, 2006, and 2007.

      The Compensation Committee granted options based on its judgment that the amount was appropriate and desirable considering the individual executive officer's potential contribution to the Company, as well as the number of options outstanding and granted in previous years. The assessment of potential contribution was based on the Compensation Committee's subjective evaluation of such executive officer's ability, skills, efforts, and leadership.

Compensation of Chief Executive Officer

      Consistent with the executive compensation policy and components described above, the Compensation Committee determined the salary, bonus and stock options received by Daniel J. Thomas, President and Chief Executive Officer of the Company, for services rendered in 2001. Mr. Thomas received a base salary of $400,000 for 2001. Although the Compensation Committee did not establish a specific target or formula to determine Mr. Thomas's base salary, the Compensation Committee considered factors such as compensation to Chief Executive Officers of companies of similar size and profitability engaged in the same or similar businesses as the Company, the overall financial performance and prospects of the Company, the Chief Executive Officer's total cash and equity compensation package, and the complexity and geographic scope of the Company's operations. The Compensation Committee also awarded Mr. Thomas options to purchase 175,000 shares of Concentra Holding common stock. The Compensation Committee determined the compensation granted to Mr. Thomas based on its judgment that the amounts were appropriate and desirable in light of his actual and potential contribution to the Company. The assessment of actual and potential contribution was based on the Compensation Committee's subjective evaluation of Mr. Thomas's abilities, skills, efforts, and leadership.

Summary

     The Compensation Committee believes that the executive compensation policies and programs described in this Report serve the interests of the stockholders and the Company. Pay delivered to executives is intended to be linked to, and to be commensurate with, Company performance and stockholder expectations. The Compensation Committee will continue to monitor the effectiveness and appropriateness of each of the compensation components to reflect changes in the business environment.

                                       The Compensation Committee
                                            Paul B. Queally, Chairman
                                            John K. Carlyle
                                            Carlos A. Ferrer

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      All of the issued and outstanding capital stock of Concentra Operating is owned by Concentra Holding. As of March 15, 2002, Concentra Holding had 31,604,777 shares of common stock outstanding. The table below contains information regarding the beneficial ownership of Concentra Holding's common stock as of March 15, 2002, by:

..     each stockholder who owns beneficially 5% or more of Concentra
      Holding's common stock,
..     each director of Concentra Holding,
..     each executive officer, and
..     all directors and executive officers as a group.

      We have determined beneficial ownership according to the rules of the Securities and Exchange Commission. Unless otherwise noted in the footnotes to this table, each of the stockholders named in this table has sole voting and investment power with respect to the Concentra Holding common shares shown as beneficially owned, subject to applicable community property laws. The number of shares beneficially owned by a person includes shares of common stock that are subject to stock options or warrants that are either currently exercisable or exercisable within 60 days after March 15, 2002. These shares are also deemed outstanding for the purpose of computing the percentage of outstanding shares owned by the person. These shares are not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person.



                                                                          Number
                    Name                                                 of Shares       Percent
                    ----                                                 ---------       -------
Welsh, Carson, Anderson & Stowe VIII, L.P.(1)......................      21,411,336       63.03%
     320 Park Avenue, Suite 2500
     New York, NY 10022
FFT Partners I, L.P.(2)............................................       2,093,074        6.16
     c/o Ferrer Freeman Thompson & Co.
     The Mill
     10 Glenville Street
     Greenwich, CT 06831
Paul B. Queally(3).................................................      20,743,641       61.06
     c/o Welsh, Carson, Anderson & Stowe
     320 Park Avenue, Suite 2500
     New York, NY 10022
Carlos A. Ferrer(4)................................................       2,093,074        6.16
     c/o Ferrer Freeman Thompson & Co.
     The Mill
     10 Glenville Street
     Greenwich, CT 06831
D. Scott Mackesy(5)................................................      20,731,347       61.03
     c/o Welsh, Carson, Anderson & Stowe
     320 Park Avenue, Suite 2500
     New York, NY 10022
John K. Carlyle (6)................................................          29,167           *
Daniel J. Thomas (7)...............................................         224,057           *
William H. Comte (8)...............................................          40,325           *
Thomas E. Kiraly (9)...............................................          73,822           *
James M. Greenwood (10)............................................          98,917           *
Richard A. Parr II (11)............................................          64,586           *
W. Tom Fogarty, M.D. (12)..........................................         113,690           *
Steven E. Nelson (13)..............................................          90,907           *
All directors and executive officers as a group (11 individuals)...      23,585,021       69.42

--------------------

*     Less than one percent.

(1) Includes 1,168,307 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by Welsh, Carson, Anderson & Stowe VIII, L.P. are owned of record by Welsh, Carson, Anderson & Stowe VI, L.P. (1,617,631), WCAS Healthcare

      Partners, L.P. (112,137), WCAS Capital Partners III, L.P. (619,356), and WCAS Management Corp. (243). An aggregate of 692,581 shares reflected as owned by Welsh, Carson, Anderson & Stowe VIII, L.P. are owned beneficially and of record by certain individuals, including Messrs. Mackesy and Queally, who are members of the limited liability company that serves as its sole general partner, or who are employed by its investment adviser. However, all such individuals disclaim beneficial ownership of such shares.
(2) Includes 60,560 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by FFT Partners I, L.P. are owned beneficially and of record by FFT Partners II, L.P. (238,529) and FFT Executive Partners L.P. (73,675). Carlos A. Ferrer, David A. Freeman and Robert T. Thompson are the only members of the limited liability company that serves as the sole general partner of FFT Partners I, L.P., FFT Partners II, L.P. and FFT Executive Partners, L.P. These individuals may be deemed to share beneficial ownership of the shares owned of record by these entities. However, such individuals disclaim beneficial ownership of any such shares.
(3) Includes 1,143,268 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by Mr. Queally are owned of record by Welsh, Carson, Anderson & Stowe VIII, L.P. (18,369,388), Welsh, Carson, Anderson & Stowe VI, L.P. (1,617,631), WCAS Healthcare, L.P. (112,137), WCAS Capital Partners III, L.P. (619,356), and WCAS Management Corp. (243). Mr. Queally disclaims beneficial ownership of such shares.
(4) Includes 60,560 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days. The shares reflected as owned by Mr. Ferrer are owned of record by FFT Partners I, L.P. (1,780,870), FFT Partners II, L.P. (238,529) and FFT Executive Partners L.P. (73,675). Mr. Ferrer disclaims beneficial ownership of such shares.
(5) Includes 1,142,734 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by Mr. Mackesy are owned of record by Welsh, Carson, Anderson & Stowe VIII, L.P. (18,369,388), Welsh, Carson, Anderson & Stowe VI, L.P. (1,617,631), WCAS Healthcare Partners, L.P. (112,137), WCAS Capital Partners III, L.P. (619,356), and WCAS Management Corp.
      (243). Mr. Mackesy disclaims beneficial ownership of such shares.
(6) Includes 29,167 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(7) Includes 154,667 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days, and 3,082 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days.
(8) Includes 26,667 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days, and 390 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days.
(9) Includes 53,334 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days, and 585 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days.
(10) Includes 90,667 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(11) Includes 20,367 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days, and 1,264 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days.
(12) Includes 27,300 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days, and 3,082 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days.
(13) Includes 3,082 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      This Item 13 describes certain relationships and transactions involving us and certain of our directors, executive officers, and other related parties. We believe that all of our transactions described in this Item 13 of this annual report are upon fair and reasonable terms no less favorable than could be obtained in comparable arm's length transactions with unrelated parties.

Equity Investor Agreements

      Stockholders Agreement

      Concentra Holding, WCAS, investors affiliated with WCAS (the "WCAS Investors"), certain management investors (including the executive officers of Concentra Holding and Concentra Operating), and affiliates of FFT, are parties to a stockholders agreement. The stockholders agreement provides:

..     for limitations on the transfer of shares owned by the investors;
..     for tag-along rights for FFT, the management investors, and the WCAS
      Investors, other than WCAS, to participate in proposed dispositions of Concentra Holding common stock by WCAS;
..     that in the event that WCAS receives a third-party offer to purchase a significant portion of the outstanding Concentra Holding common stock,
      WCAS may require FFT, the WCAS Investors and the management investors to accept the offer and sell their shares of Concentra Holding to the third party; and
..     for preemptive rights to the investors to participate, on a pro rata basis according to their ownership of Concentra Holding capital stock, in equity offerings of Concentra Holding with certain customary exceptions.

The stockholders agreement does not provide for any agreements among the WCAS Investors, the management investors, and FFT with respect to voting of shares or management of Concentra Holding.

      Registration Rights Agreement

      At the same time, they entered into the stockholders agreement, Concentra Holding, the WCAS Investors, the management investors, and FFT also entered into a registration rights agreement. The registration rights agreement gives the investors certain rights to require Concentra Holding to register their shares of Concentra Holding capital stock under the Securities Act and to include, upon request, their shares in any other registration of shares by Concentra Holding.

Class A Common Stock

      Certain shares of Concentra Holding common stock held by affiliates of FFT are designated Class A common stock. The Amended and Restated Certificate of Incorporation of Concentra Holding provides that the Class A common stock is identical in all respects to Concentra Holding common stock, except that, so long as any Class A common stock is outstanding, the holders of Class A common stock, voting as a class, have the right to elect one member of the Concentra Holding board of directors. All shares of Class A common stock automatically convert into shares of common stock upon the occurrence of certain events, including the completion of a firm commitment underwritten public offering of the common stock of Concentra Holding resulting in gross proceeds to Concentra Holding of at least $30,000,000.

Concentra Holding Debt and Equity Instruments

      WCAS Capital Partners III, L.P., an investment partnership affiliated with WCAS, owns $83.9 million face amount of 14% senior discount debentures due 2010 of Concentra Holding and also holds warrants to acquire 619,356 shares of Concentra Holding common stock for $42.7 million. Messrs. Queally and Mackesy, who are members of WCAS, may be deemed to control WCAS Capital Partners III, L.P.

      In November 2001, Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Health Care Partners, L.P., and WCAS Management Corp., entities affiliated with WCAS, as well as a number of individuals affiliated with WCAS, purchased a total of 1,613,160 shares of Concentra Holding common stock at a price of $22.06 per share, together with warrants to purchase an additional 548,951 shares of Concentra Holding common stock for $.01 per share, for an aggregate purchase price of $35,586,311. Messrs. Queally and Mackesy, who are members of WCAS, may be deemed to control the WCAS entities participating in this purchase.

      In November 2001, FFT Partners II, L.P., an entity affiliated with FFT, purchased 177,969 shares of Concentra Holding common stock at a price of $22.06 per share, together with warrants to purchase an additional 60,560 shares of Concentra Holding common stock for $.01 per share, for an aggregate purchase price of $3,925,996. Mr. Ferrer, who is a member of FFT, may be deemed to control FFT Partners II, L.P.

      In November 2001, the following directors and executive officers of Concentra Holding and Concentra Operating purchased shares of Concentra Holding common stock and warrants to purchase shares of Concentra Holding common stock, as follows: Mr. Nelson, 9,066 shares and warrants to purchase 3,082 shares for $.01 per share, for an aggregate purchase price of $199,996; Mr. Thomas, 9,066 shares and warrants to purchase 3,082 shares for $.01 per share, for an aggregate purchase price of $199,996; Mr. Comte, 1,147 shares and warrants to purchase 390 shares for $.01 per share, for an aggregate purchase price of $25,303; Mr. Kiraly, 1,721 shares and warrants to purchase 585 shares for $.01 per share, for an aggregate purchase price of $37,965; Mr. Parr, 3,713 shares and warrants to purchase 1,264 shares for $.01 per share, for an aggregate purchase price of $81,909; and Dr. Fogarty, 9,066 shares and warrants to purchase 3,082 shares for $.01 per share, for an aggregate purchase price of $199,996.

Other Related-Party Transactions

      Agreements with the Physician Groups

      Dr. Fogarty, an executive officer of Concentra Holding and Concentra Operating, is the President, a director and a shareholder of Occupational Health Centers of the Southwest, P.A. ("OHCSW"), and a shareholder, officer, and/or director of several other of the physician groups. We have entered into a 40-year management agreement with each of the physician groups. OHCSW paid approximately $184.2 million in management fees to a subsidiary of Concentra Operating in 2001 under its management agreement with that subsidiary. Dr. Fogarty receives no remuneration from any of the physician groups for serving as an officer or director.

      Agreements With and Indebtedness of Certain Directors and Executive
Officers

      Concentra Holding has entered into employment agreements with the following executive officers of Concentra Holding and Concentra Operating:
Messrs. Thomas, Comte, Greenwood, Kiraly, and Parr, and Dr. Fogarty.

      The following executive officers and directors participate in an Officer Loan Program whereby Concentra Holding has loaned the following amounts to each such person to enable him to purchase the following number of shares of Concentra Holding common stock at a purchase price of $16.50 per share (in each case, representing fair market value on the date of purchase): Mr. Thomas, $400,000 and 24,242 shares; Mr. Comte, $200,000 and 12,121 shares; Mr. Kiraly,
$300,000 and 18,182 shares; Mr. Parr $400,000 and 242,242 shares; Dr. Fogarty,
$400,000 and 24,242 shares; and Mr. Nelson, $200,000 and 12,121 shares. Each loan is secured by a pledge of the shares purchased. Each loan bears interest, payable monthly, at the Applicable Federal Rate published by the Internal Revenue Service.

      Concentra Holding has loaned Mr. Comte $200,000 to assist him with the purchase of a home in connection with his relocation to Dallas, Texas. The loan does not bear interest, is due on December 31, 2002, and is secured by any bonus or incentive compensation payable to Mr. Comte and any gains he may realize on exercise of Concentra Holding stock options.

      Finally, the Company pays the premiums for life insurance policies on the life of Mr. Comte and on the lives of Messrs. Thomas, Greenwood, Kiraly, and Parr, and Dr. Fogarty and their respective spouses.

      See Item 11 "Executive Compensation--Other Compensation Arrangements" for a discussion of these agreements and arrangements.

      Acquisition of National Healthcare Resources, Inc.

      In November 2001, in a transaction valued at $141.8 million (consisting of $83.0 million in Concentra Holding common stock, $1.0 million in cash, and assumption of $57.8 million in NHR indebtedness), we acquired NHR, a provider of care management and network services to the workers' compensation and auto insurance industries on a national level. NHR's businesses are complementary in nature to and significantly expand our care management and network services businesses. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Acquisitions." Mr. Mackesy served on NHR's board of directors.

      Entities and individuals affiliated with WCAS owned approximately 48% of NHR. In the transaction, WCAS entities and individuals as a group received 1,740,803 shares of Concentra Holding common stock, representing 5.5% of total outstanding Concentra Holding common stock.

      Acquisition of HealthNetwork Systems, L.L.C./Joint Marketing Agreement

      In November 2001, in a transaction valued at approximately $30.9 million, we acquired HNS, a provider of network services such as provider bill re-pricing and provider data management for health plans and other payors. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Acquisitions." HNS's services are complementary to our existing services. Mr. Nelson, a director of Concentra Operating and of Concentra Holding, was the President and Chief Executive Officer of HNS.

      Messrs. Nelson, Queally and Mackesy, each of whom is a director of Concentra Holding and Concentra Operating, and Mr. Thomas, a director and executive officer of Concentra Holding and Concentra Operating, owned equity interests in HNS. For each, the percentage of total HNS equity ownership and the amount received in the transaction were as follows: Mr. Nelson, 19.84% and $5,389,750 (plus repayment of debt in the amount of $230,447); Mr. Thomas, 1.97% and $603,146; Mr. Queally, 0.55% and $169,419; and Mr. Mackesy, 0.53% and
$162,747.

      Until our acquisition of HNS, we were party to a Joint Marketing Agreement with HNS, pursuant to which HNS performed marketing and sales services for certain of our network services businesses. We paid HNS approximately $0.7 million in 2001 pursuant to the Joint Marketing Agreement.

      Em3 Corporation

      We provide certain administrative services to Em3 Corporation ("Em3"), a company engaged in providing a proprietary, information technology and software-based system for the management of work-related injuries. Our administrative services agreement with Em3 is terminable by either party, without cause and without penalty, upon thirty days notice. The administrative services we provide include leasing employees to Em3, providing office space, providing access to certain of our software and systems and related administrative services. During the twelve-month period ending December 31, 2001, Em3 paid us $7.4 million for the administrative services and reimbursable expenses we provided.

      We have no ownership interest of any kind in Em3, nor do we have any option, right or obligation, directly or indirectly, to acquire any ownership interest of any kind in Em3. Except for our obligation to provide administrative services described in the above paragraph, we have no indebtedness or other obligation of any kind to Em3 nor have we guaranteed any indebtedness or other obligations of Em3. Except for the current, monthly obligation to compensate us for those administrative services, Em3 is not indebted to us in any manner.

      The stockholders of Em3 are primarily the same as Concentra Holding's principal stockholders. The percentage of total Em3 share ownership by our principal stockholders and by our directors and executive officers are as follows: WCAS-affiliated entities and individuals as a group, 66.2%; FFT entities, 6.7%; Mr. Queally, 0.08%; Mr. Mackesy, 0.04%; Mr. Carlyle, 0.5%; Mr. Thomas, 0.5%; Mr. Comte, 0.05%; Mr. Greenwood, 0.6%; Mr. Parr, 0.07%; and Dr. Fogarty, 1%. Messrs. Greenwood, Carlyle, Queally, Mackesy and Ferrer serve on Em3's board of directors.

      OccMed Systems, Inc.

      We provide certain management and administrative services to OccMed Systems, Inc. ("OccMed Systems"), a company engaged in developing new, free-standing, primary care occupational healthcare centers. Our management and administrative services agreement with OccMed Systems continues through October 1, 2005. The services we provide include managing the development and construction of OccMed Systems' occupational healthcare centers, leasing employees to OccMed Systems, recruiting, hiring, and training employees for its occupational healthcare centers, and providing accounting, billing and collection services for its occupational healthcare centers. As of December 31, 2001, OccMed Systems owed us $2.2 million for the management and administrative services and reimbursable expenses we provided for the year then ended. This amount was paid in full in January 2002.

      We have no ownership interest of any kind in OccMed Systems, nor do we have any option, right or obligation, directly or indirectly, to acquire any ownership interest of any kind in OccMed Systems. Except for our obligation to provide management and administrative services described in the next paragraph, we have no indebtedness or other obligation of any kind to OccMed Systems nor have we guaranteed any indebtedness or other obligations of OccMed Systems. Except for the current, monthly obligation to compensate us for those management and administrative services, OccMed Systems is not indebted to us in any manner.

      The stockholders of OccMed Systems are primarily the same as Concentra Holding's principal stockholders and include certain of our directors. The percentage of total OccMed Systems share ownership by our principal stockholders and by our directors are as follows: WCAS-affiliated entities and individuals as a group, 69%; FFT entities, 8%; Mr. Queally, 0.09%; and Mr. Mackesy, 0.04%. Messrs. Queally, Mackesy and Ferrer serve on the OccMed Systems board of directors.

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements

      The following consolidated financial statements of the Company are included in Item 8.

Reports of Independent Accountants                                                               F-1

Consolidated Balance Sheets-December 31, 2001 and 2000                                           F-3

Consolidated Statements of Operations-Years Ended December 31, 2001, 2000 and 1999               F-4

Consolidated Statements of Cash Flows-Years Ended December 31, 2001, 2000 and 1999               F-5

Consolidated Statements of Stockholder's Equity-Years Ended December 31, 1999,
   2000 and 2001                                                                                 F-6

Notes to Consolidated Financial Statements                                                       F-7

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

      3. Exhibits:

      The following is a list of exhibits filed as part of the Form 10-K:

Exhibit
Number                                  Description
------                                  -----------

    2.1 Agreement and Plan of Reorganization dated August 29, 1997, by and among CRA Managed Care, Inc., OccuSystems, Inc., and Concentra Inc., formerly known as Concentra Managed Care, Inc. ("Concentra Holding") (incorporated by reference as Exhibit 2.1 to Concentra Holding's Annual Report on Form 10-K for the year ended December 31, 1997).

    2.2 Agreement and Plan of Merger dated February 24, 1998, by and among Concentra Holding and Preferred Payment Systems, Inc. (incorporated by reference to Exhibit 2.2 to Concentra Holding's Annual Report on Form 10-K for the year ended December 31, 1997).

    2.3 Agreement and Plan of Merger dated March 2, 1999, by and between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding's Current Report on Form 8-K filed on March 3,1999).

    2.4 Amended and Restated Agreement and Plan of Merger dated March 24, 1999, by and between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding's Current Report on Form 8-K filed on July 14, 1999).

  **2.5     Agreement and Plan of Merger dated as of November 2, 2001, by and among Concentra Holding, NHR Acquisition Company, Inc., and National Healthcare Resources, Inc.

   *3.1 Articles of Incorporation of Concentra Operating Corporation ( "Concentra Operating ").

   *3.2     Amended and Restated By-Laws of Concentra Operating.

   *4.1     Indenture dated as of August 17, 1999, by and between Concentra
              Operating and United States Trust Company of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating.

  **4.2     Supplemental Indenture dated as of November 5, 2001, among Concentra
              Operating, HealthNetwork Systems, LLC, Medical Network Systems, LLC, and The Bank of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating.

  **4.3     Supplemental Indenture dated as of November 20, 2001, among
              Concentra Operating, National Healthcare Resources, Inc., and The Bank of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating.

   *4.4     Indenture dated as of August 17, 1999, by and between Concentra
              Holding and United States Trust Company of New York, as Trustee, relating to the 14% Senior Discount Debentures due 2010.

   *4.5     Warrant Agreement dated as of August 17, 1999, by and among
              Concentra Holding and the several persons named on Schedule I thereto.

  **4.6     Amendment No. 1 to Warrant Agreement dated as of November 1, 2001, by and among Concentra Holding and the several warrant holders that are signatories thereto.

    4.7 Form of 13% Series B Senior Subordinated Notes due 2009 of Concentra Operating (included as an exhibit to Exhibit 4.1).

    4.8 Form of 14% Senior Discount Debentures due 2010 of Concentra Holding (included as an exhibit to Exhibit 4.4).

    4.9 Form of Warrant to acquire Concentra Holding common stock (included as an exhibit to Exhibit 4.5).

  *4.10     Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Operating, the Guarantors set forth on the signature pages thereof, and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and Fleet Securities, Inc., as initial purchasers.

 **4.11     Warrant Agreement dated as of November 1, 2001, by and among
              Concentra Holding and the several persons that are signatories thereto.

 **4.12     Form of Warrant to acquire Concentra Holding common stock (included as an exhibit to Exhibit 4.11).

  *4.13     Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Holding, and the persons named in Schedules I and II thereto.

 **4.14     Amendment No. 1 to Registration Rights Agreement dated as of
              November 1, 2001, by and among Concentra Holding, and the persons named in Schedules I and II thereto.

 **4.15     Amendment No. 2 to Registration Rights Agreement dated as of
              November 5, 2001, by and among Concentra Holding and the several persons that are signatories thereto.

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

 **10.2     Securities Purchase Agreement dated November 1, 2001, by and among
              Concentra Holding and the several purchasers named on Schedule I thereto, relating to the issuance and sale of 2,266,546 shares of Concentra Holding common stock and warrants to purchase 771,277 shares of Concentra Holding common stock.

  *10.3     Credit Agreement dated as of August 17, 1999, by and among Concentra
              Holding, Concentra Operating, the Several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as Co-Documentation Agents, and DLJ Capital Funding, Inc., as Syndication Agent (the "Credit Agreement").

   10.4     Credit Facility Agreement dated as of August 17, 1999, by and among
              Concentra Holding, Concentra Operating, the Several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as co-Documentation Agents and DLJ Capital Funding, Inc., as Syndication Agent, Amended and Restated as of March 21, 2000 (incorporated by reference to Exhibit 10.3 to Concentra Operating's Annual Report on Form 10-K for the year ended December 31, 1999).

 **10.5     First Amendment and Waiver dated as of October 18, 2001, by and among Concentra Holding, Concentra Operating, the Several Lenders from time to time parties to the Credit Agreement, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as co-Documentation Agents and Credit Suisse First Boston, successor to DLJ Capital Funding, Inc., as Syndication Agent

  *10.6     Purchase Agreement dated August 17, 1999, by and among Concentra
              Holding and the several persons named on Schedule I thereto, relating to the issuance and sale of $110,000,000 aggregate face amount of Concentra Holding's 14% Senior Discount Debentures due 2010 and Warrants to acquire Concentra Holding common stock.

 +*10.7     Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock
              Purchase Plan.

  +10.8     Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan
              (incorporated by reference to Appendix G to the Joint Proxy Statement/Prospectus forming a part of Concentra Holding's Registration Statement on Form S-4 filed on July 31, 1997).

+*10.9      Employment Agreement dated as of August 17, 1999, between Concentra
              Holding and W. Tom Fogarty.

+*10.10     Employment Agreement dated as of August 17, 1999, between Concentra
              Holding and James M. Greenwood.

+*10.11     Employment Agreement dated as of August 17, 1999, between Concentra
              Holding and Richard A. Parr II.

+*10.12     Employment Agreement dated as of August 17, 1999, between Concentra
              Holding and Daniel J. Thomas.

+*10.13     Employment Agreement dated as of August 17, 1999, between Concentra
              Holding and Thomas E. Kiraly.

 +10.14     Employment Agreement dated as of December 4, 2000, between Concentra
              Holding and William H. Comte (incorporated by reference to Exhibit
              10.16 to Concentra Operating's Annual Report on Form 10-K for the year ended December 31, 2000).

  10.15     Indemnification Agreement dated as of September 17, 1997, between
              Concentra Holding and Daniel J. Thomas (identical agreements were executed as of September 17, 1997, between Concentra Holding and each of the following: Joseph F. Pesce, Richard A. Parr II, James
              M. Greenwood, W. Tom Fogarty, Kenneth Loffredo, Mitchell T. Rabkin, George H. Conrades, Robert A. Ortenzio, Lois E. Silverman, Paul B. Queally, John K. Carlyle) (incorporated by reference to
              Exhibit 10.17 to Concentra Holding's Annual Report on Form 10-K for the year ended December 31, 1997).

  10.16     Indemnification Agreement dated as of May 13, 1998, between
              Concentra Holding and Hon. Willis D. Gradison, Jr. (identical agreements executed between Concentra Holding and Stephen Read (dated December 16, 1997), Richard D. Rehm, M.D. (dated May 13,
              1998), Eliseo Ruiz III (dated May 11, 1998), Scott Henault (dated September 17, 1997), Darla Walls (dated December 16, 1997), Jeffrey R. Luber (dated December 16, 1997) and Martha Kuppens (dated December 16, 1997)) (incorporated by Reference to Exhibit
              10.3 to Concentra Holding's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

  10.17     Occupational Medicine Center Management and Consulting Agreement
              dated as of December 31, 1993, between Concentra Health Services, Inc. (formerly OccuCenters, Inc.) ("CHS") and Occupational Health Centers of Southwest, P.A., a Texas professional association (incorporated by reference to Exhibit 10.6 to OccuSystems' Annual Report on Form 10-K for the year ended December 31, 1995).

  10.18     Occupational Medicine Center Management and Consulting Agreement
              dated as of December 31, 1993, between CHS and Occupational Health Centers of Southwest, P.A., an Arizona professional association (incorporated by reference to Exhibit 10.7 to OccuSystems' Annual Report on Form 10-K for the year ended December 31, 1995).

  10.19     Occupational Medicine Center Management and Consulting Agreement
              dated as of December 31, 1993, between CHS and Occupational Health Centers of New Jersey, a New Jersey professional association (incorporated by reference to Exhibit 10.8 to OccuSystems' Registration Statement on Form S-1 filed on March 28, 1996).

**10.20     Interim Administrative Services Agreement dated September 28, 2000, by and between CHS and Em3 Corporation, formerly known as DevCorp Systems, Inc. ("Em3").

**10.21     Amendment No. 1 to Interim Administrative Services Agreement dated as of July 1, 2001, by and between CHS and Em3.

**10.22     Interim Software License Agreement dated October 1, 2000, by and among CHS, First Notice Systems, Inc. ("FNS"), and Em3.

**10.23     Amendment No. 1 to Interim Software License Agreement dated July 1,
              2001, by and among CHS, FNS and Em3.

**10.24     Administrative Services Agreement dated October 1, 2000, by and between CHS and OccMed Systems, Inc., formerly known as Concentra Development Corporation 2000.

 *10.25     Stockholders Agreement dated as of August 17, 1999, by and among
              Concentra Holding and the several persons named in Schedules I and II thereto.

**10.26     Amendment No. 1 to Stockholders Agreement dated as of November 1,
              2001, by and among Concentra Holding and the several persons named in Schedules I and II thereto.

**10.27     Stockholders Agreement dated as of November 20, 2001, by and among
              Concentra Holding, Welsh, Carson, Anderson & Stowe VIII, L.P., certain holders of common stock and warrants to purchase common stock of Concentra Holding, certain stockholders of National Healthcare Resources, Inc., and Ferrer, Freeman, Thompson & Co., LLC.

 **21.1     Subsidiaries of Concentra Operating.

 **99.1     Management representation letter regarding Arthur Andersen LLP, dated March 29, 2002.

----------

* Incorporated by reference to the Registrants' Registration Statement on Form S-4, initially filed on November 12, 1999.
**    Filed herewith.
+ Indicates that Exhibit is a management contract or compensatory plan or arrangement

(b)   Reports on Form 8-K.

      Form 8-K filed October 26, 2001 reporting under Item 5 the Company's press release announcing the Company's earnings for the nine months ended September 30, 2001.

      Form 8-K filed December 4, 2001 reporting under Item 2 and Item 7 the Company's acquisition of National Healthcare Resources, Inc. and of HealthNetwork Systems, LLC.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2002.

                      CONCENTRA OPERATING CORPORATION


                      By:       /s/ THOMAS E. KIRALY
                          --------------------------------------------------
                                             Thomas E. Kiraly
                           Executive Vice President, Chief Financial Officer and
                          Treasurer (Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

          Signature                           Title                        Date
          ---------                           -----                        ----
    /s/ DANIEL J. THOMAS          President, Chief Executive          March 29, 2002
------------------------------       Officer and Director
      Daniel J. Thomas               (Principal Executive Officer)

    /s/ THOMAS E. KIRALY          Executive Vice President, Chief     March 29, 2002
------------------------------       Financial Officer and
      Thomas E. Kiraly               Treasurer (Principal
                                     Financial and Accounting
                                     Officer)

     /s/ PAUL B. QUEALLY          Chairman and Director               March 29, 2002
------------------------------
      Paul B. Queally

     /s/ JOHN K. CARLYLE          Director                            March 29, 2002
------------------------------
      John K. Carlyle

      CARLOS A. FERRER            Director                            March 29, 2002
------------------------------
       Carlos Ferrer

     /s/ JAMES T. KELLY           Director                            March 29, 2002
------------------------------
       James T. Kelly

    /s/ D. SCOTT MACKESY          Director                            March 29, 2002
------------------------------
      D. Scott Mackesy

      STEVEN E. NELSON            Director                            March 29, 2002
------------------------------
      Steven E. Nelson

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Concentra Operating Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 61 present fairly, in all material respects, the financial position of Concentra Operating Corporation and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)
(2) on page 61 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
------------------------------

PricewaterhouseCoopers LLP

Dallas, Texas
February 11, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder and Board of Directors of Concentra Operating Corporation:

We have audited the accompanying consolidated balance sheet of Concentra Operating Corporation (a Nevada corporation and a wholly owned subsidiary of Concentra Inc.) and subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of operations, cash flows and stockholder's equity for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concentra Operating Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 in the notes to consolidated financial statements, effective January 1, 2000, the Company changed its method of revenue recognition for its post payment bill review services.

As explained in Note 5 in the notes to consolidated financial statements, the Company changed its method of accounting for its derivatives which include the interest rate collar arrangements.


                                      /s/ ARTHUR ANDERSEN LLP
                                      ------------------------------------------
                                      ARTHUR ANDERSEN LLP

Dallas, Texas,
November 20, 2001

                         CONCENTRA OPERATING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                     December 31,
                                                               -------------------------
                                                                  2001            2000
                                                               ---------       ---------
                                 ASSETS
Current assets:
   Cash and cash equivalents                                   $   7,308       $   6,549
   Accounts receivable, net                                      181,023         160,418
   Prepaid expenses and other current assets                      21,484          14,608
   Deferred income taxes                                          17,276          10,071
                                                               ---------       ---------
          Total current assets                                   227,091         191,646

Property and equipment, net                                      132,302         109,110
Goodwill and other intangible assets, net                        475,500         323,162
Other assets                                                      32,072          58,751
                                                               ---------       ---------
          Total assets                                         $ 866,965       $ 682,669
                                                               =========       =========

                  LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Revolving credit facility                                   $   6,000       $      --
   Current portion of long-term debt                               4,211           5,228
   Accounts payable                                               22,282           4,916
   Accrued expenses                                               67,507          36,499
   Accrued payroll and related expenses                           44,119          28,774
                                                               ---------       ---------
          Total current liabilities                              144,119          75,417

Long-term portion of debt                                        552,270         556,334
Deferred income taxes                                             27,915          19,743
Other liabilities                                                 39,179          31,846
Fair value of hedging arrangements                                25,883           9,586
                                                               ---------       ---------
          Total liabilities                                      789,366         692,926

Commitments and contingencies (See Note 8)

Stockholder's equity:
   Common stock--$.01 par value; 10,000 shares authorized
     and 1,000 shares issued and outstanding                          --              --
   Paid-in capital                                               168,159          38,829
   Retained deficit                                              (90,560)        (49,086)
                                                               ---------       ---------
          Total stockholder's equity                              77,599         (10,257)
                                                               ---------       ---------
          Total liabilities and stockholder's equity           $ 866,965       $ 682,669
                                                               =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CONCENTRA OPERATING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                               Years Ended December 31,
                                                                     -----------------------------------------
                                                                        2001           2000            1999
                                                                     ---------       ---------       ---------
Revenue:
   Health Services                                                   $ 429,326       $ 399,660       $ 330,064
   Network Services                                                    185,267         162,596         158,022
   Care Management Services                                            228,315         189,905         193,326
                                                                     ---------       ---------       ---------
          Total revenue                                                842,908         752,161         681,412

Cost of services:
   Health Services                                                     348,767         321,784         265,083
   Network Services                                                    110,187         100,741          95,734
   Care Management Services                                            200,166         170,899         173,672
                                                                     ---------       ---------       ---------
          Total cost of services                                       659,120         593,424         534,489
                                                                     ---------       ---------       ---------
             Total gross profit                                        183,788         158,737         146,923

General and administrative expenses                                     81,098          66,491          65,291
Amortization of intangibles                                             15,741          14,628          12,960
Non-recurring charges                                                      546              --          54,419
Charges for acquisition of affiliate                                     5,519              --              --
                                                                     ---------       ---------       ---------
             Operating income                                           80,884          77,618          14,253

Interest expense, net                                                   66,669          68,129          32,879
Loss on change in fair value of hedging arrangements                    13,602           9,586              --
(Income) loss of acquired affiliate, net of tax                          5,833             262            (723)
Other, net                                                                 743            (725)           (391)
                                                                     ---------       ---------       ---------
             Income (loss) before income taxes and
                cumulative effect of accounting change                  (5,963)            366         (17,512)
Provision for income taxes                                               3,757           4,362           8,269
                                                                     ---------       ---------       ---------
             Loss before cumulative effect of accounting change         (9,720)         (3,996)        (25,781)

Cumulative effect of accounting change, net of tax                          --           2,817              --
                                                                     ---------       ---------       ---------

             Net loss                                                $  (9,720)      $  (6,813)      $ (25,781)
                                                                     =========       =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CONCENTRA OPERATING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               Years Ended December 31,
                                                                      ----------------------------------------
                                                                         2001           2000           1999
                                                                      ---------       --------       ---------
Operating Activities:
   Net loss                                                           $  (9,720)      $ (6,813)      $ (25,781)
   Adjustments to reconcile net loss to net cash provided by
   operating activities:
        Depreciation of property and equipment                           28,783         25,889          22,282
        Amortization of intangibles                                      15,741         14,628          12,960
        Loss on change in fair value of hedging arrangements             13,602          9,586              --
        Charges for acquisition of affiliate                              5,519             --              --
        Non-recurring charges                                               546             --              --
        Write-off of fixed assets                                            91            238             402
        Cumulative effect of accounting change                               --          2,817              --
        Gain on sale of assets                                               --           (100)             --
        Merger related stock plan compensation expense                       --             --          14,555
   Changes in assets and liabilities, net of acquired assets and liabilities:
        Accounts receivable, net                                          2,520         (6,309)        (19,171)
        Prepaid expenses and other assets                                 1,225         (1,395)         10,037
        Accounts payable and accrued expenses                            31,027            308          12,989
                                                                      ---------       --------       ---------
          Net cash provided by operating activities                      89,334         38,849          28,273
                                                                      ---------       --------       ---------
Investing Activities:
   Acquisitions, net of cash acquired                                  (107,174)        (9,737)        (55,234)
   Purchases of property and equipment                                  (33,113)       (30,901)        (35,953)
   Proceeds from the licensing of internally-developed software           1,103          1,625              --
   Proceeds from sale of property and equipment and other                    --            400              --
   Sale of investments                                                       --             --          15,523
                                                                      ---------       --------       ---------
          Net cash used in investing activities                        (139,184)       (38,613)        (75,664)
                                                                      ---------       --------       ---------
Financing Activities:
   Contribution from issuance of common stock by parent                  49,746             --              --
   Borrowings (payments) under revolving credit facilities, net           6,000         (4,000)          4,000
   Repayments of long-term debt                                          (5,137)        (3,141)         (2,142)
   Payment of deferred financing costs                                       --         (1,681)        (18,000)
   Proceeds from the issuance of long-term debt                              --            764         565,701
   Repayments of long-term debt and other merger payments                    --             --        (577,077)
   Merger related stock option and warrant payments                          --             --         (14,427)
   Net proceeds from the issuance of common stock under
     employee stock purchase and option plans                                --             --           2,579
                                                                      ---------       --------       ---------
          Net cash provided by (used in) financing activities            50,609         (8,058)        (39,366)
                                                                      ---------       --------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents                        759         (7,822)        (86,757)
Cash and Cash Equivalents, beginning of year                              6,549         14,371         101,128
                                                                      ---------       --------       ---------
Cash and Cash Equivalents, end of year                                $   7,308       $  6,549       $  14,371
                                                                      =========       ========       =========

Supplemental Disclosure of Cash Flow Information:
   Interest paid                                                      $  62,332       $ 69,732       $  26,621
   Income taxes paid (received), net                                  $  (1,623)      $ (6,050)      $    (838)
   Liabilities and debt assumed in acquisitions                       $  50,275       $  7,191       $  19,039
   Net asset contribution from parent                                 $  74,564       $     --       $ 590,156

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CONCENTRA OPERATING CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                      (in thousands, except share amounts)

                                                       $ 0.01 Par Value
                                                          Common Stock
                                                      --------------------                     Other
                                                         Number                  Paid-in   Comprehensive   Retained    Stockholder's
                                                       of Shares     Value       Capital       Income       Deficit        Equity
                                                       ---------     -----       -------       ------       -------        ------
Balance, December 31, 1998                             47,104,412    $ 471      $ 270,654    $     60       $(31,310)     $ 239,875

   Common stock issued under employee stock
       purchase and option plans and related tax
       benefit                                            295,757        3          2,435          --             --          2,438
   Amortization of deferred compensation                       --       --            435          --             --            435
   Unrealized loss on marketable securities                    --       --             --         (87)            --            (87)
   Elimination of predecessor balance                 (47,400,169)    (474)      (273,524)         27         14,016       (259,955)
   Net equity contribution from parent                      1,000       --        590,156          --             --        590,156
   Distribution to parent                                      --       --       (585,631)         --             --       (585,631)
   Contributed equity from acquired affiliate
      (see Note 4)                                             --       --         25,353          --             --         25,353
   Net loss                                                    --       --             --          --        (25,781)       (25,781)
                                                       ----------    -----      ---------    --------       --------      ---------
Balance, December 31, 1999                                  1,000       --         29,878          --        (43,075)       (13,197)

   Amortization of deferred compensation                       --       --             --          --            802            802
   Restricted stock retirement                                 --       --           (508)         --             --           (508)
   Tax benefits from parent (see Note 7)                       --       --          9,459          --             --          9,459
   Net loss                                                    --       --             --          --         (6,813)        (6,813)
                                                       ----------    -----      ---------    --------       --------      ---------
Balance, December 31, 2000                                  1,000       --         38,829          --        (49,086)       (10,257)

   Amortization of deferred compensation                       --       --             --          --            398            398
   Restricted stock retirement                                 --       --           (495)         --             --           (495)
   Tax benefits from parent (see Note 7)                       --       --          5,515          --             --          5,515
   Contribution from issuance of common stock
      by parent                                                --       --        124,310          --             --        124,310
   Deemed dividend from acquisition of affiliate
      (see Note 4)                                             --       --             --          --        (32,152)       (32,152)
   Net loss                                                    --       --             --          --         (9,720)        (9,720)
                                                       ----------    -----      ---------    --------       --------      ---------
Balance, December 31, 2001                                  1,000    $  --      $ 168,159    $     --       $(90,560)     $  77,599
                                                       ==========    =====      =========    ========       ========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                         CONCENTRA OPERATING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      On August 29, 1997, Concentra Inc. ("Concentra Holding") was formed by the merger (the"1997 Merger") of CRA Managed Care, Inc. ("CRA") and OccuSystems, Inc. ("OccuSystems"). As a result of the 1997 Merger, CRA changed its name to Concentra Managed Care Services, Inc. ("Managed Care Services") and
OccuCenters, Inc., the operating subsidiary of OccuSystems, changed its name to Concentra Health Services, Inc. ("Health Services").

      On August 17, 1999, Concentra Holding merged (the "1999 Merger") with Yankee Acquisition Corp. ("Yankee"), a corporation formed by Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS"), a 14.9% stockholder of Concentra Holding. As a result of the 1999 Merger, 41.1 million outstanding shares of Concentra Holding common stock were converted to cash. The remaining 6.3 million shares held by Yankee were not converted. WCAS held approximately 86%, funds managed by Ferrer Freeman Thompson & Co., LLC ("FFT") held approximately 7%, and other investors held approximately 7% of the post-merger shares of common stock of Concentra Holding, Concentra Operating Corporation's parent company. Simultaneous with the right to receive cash for shares, Yankee merged with and into Concentra Holding, the surviving entity, and Concentra Holding contributed all of its operating assets, liabilities, and shares in its subsidiaries, including Health Services, Managed Care Services and Concentra Preferred Systems, Inc. ("CPS"), with the exception of $110.0 million of 14% senior discount debentures and $327.7 million of 6.0% and 4.5% convertible subordinated notes to Concentra Operating Corporation (the "Company" or "Concentra Operating"), a wholly-owned subsidiary of Concentra Holding, in exchange for 1,000 shares of Concentra Operating common stock. To finance the acquisition of Concentra Holding, WCAS, FFT and other investors invested approximately $423.7 million in equity financing and $110.0 million of 14% senior discount debentures. This additional debt is not guaranteed by Concentra Operating. The 1999 Merger was valued at approximately $1.1 billion, including refinancing Concentra Holding's existing debt that was tendered in the third quarter of 1999, and was accounted for as a recapitalization transaction, with no changes to the historical cost basis of Concentra Holding's and Concentra Operating's assets or liabilities.

      The accompanying consolidated financial statements as of December 31, 2001 and 2000, and for each of the three years ended December 31, 2001, and related footnotes reflect the operating results of Concentra Holding through August 17, 1999 and of Concentra Operating thereafter. Concentra Holding and Concentra Operating are presented together through August 17, 1999 since they represent the same reporting entity for the periods presented. Earnings per share has not been reported for all periods presented, as Concentra Operating is a wholly-owned subsidiary of Concentra Holding and has no publicly held shares.

      Concentra Operating is a leading comprehensive outsource solution for containing healthcare and disability costs. Serving the occupational, auto and group healthcare markets, Concentra Operating provides employers, insurers and payors with a series of integrated services which include employment-related injury and occupational health care, in-network and out-of-network medical claims review and re-pricing, access to specialized preferred provider organizations, first notice of loss services, case management and other cost containment services. The Company provides these services through its Health Services, network services ("Network Services") and care management services ("Care Management Services") segments. (See "Note 11, Segment Information").

2. Summary of Significant Accounting Policies

      (a)   Consolidation

      The consolidated financial statements include the accounts of all subsidiaries and joint ventures in which a controlling interest is held, including Health Services, Managed Care Services and Concentra Preferred Systems, Inc. Investments in certain joint ventures where the Company owns a 50% or less interest are accounted for on an equity basis and, accordingly, consolidated income includes the Company's share of their income. For joint ventures where the Company owns a more than 50% interest, minority interests of $16.4 million and $18.6 million were included in other liabilities at December 31, 2001 and 2000, respectively. All significant intercompany accounts and transactions are eliminated in consolidation.

      Physician and physical therapy services are provided at the Health Services centers under management agreements with affiliated physician associations (the "Physician Groups"), which are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers' patients. The management agreements have 40-year terms and provide for the wide array of services that

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Health Services offers to the physician groups, such as: providing nurses and other medical support personnel, practice and facilities management, billing and collection, accounting, tax and financial management, human resource management, risk management, and marketing and information-based services. Health Services has a nominee shareholder relationship with the Physician Groups as defined in EITF 97-2, "Application of APB Opinion No. 16 and FASB Statement No. 94 to Physician Practice Entities," and as a result, the financial statements of the Physician Groups are consolidated. The Company's management fees from the Physician Groups are calculated as a percentage of collected revenue net of compensation, benefits and other expenses incurred by the Physician Groups.

      (b)   Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value due to the short maturity of those instruments.

      (c)   Revenue Recognition

      The Company generally recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The Company reduces revenue for estimated sales and other adjustment allowances. In addition to the aforementioned general policy, the following are the specific revenue recognition policies of each segment of our operations.

      Health Services

      Health Services consists of two primary components: (i) workers' compensation injury care and related services; and (ii) non-injury healthcare services related to employer needs or statutory requirements. The provider reimbursement methods for workers' compensation injury care and related services vary on a state-by-state basis. Of the 33 states in which the Company currently operates occupational healthcare centers, 25 have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are determined by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In the states without fee schedules, healthcare providers are reimbursed based on usual, customary and reasonable fees charged in the particular state in which the services are provided. Billings for services in states with fee schedules are included in revenue net of allowance for estimated differences between list prices and allowable fee schedule rates. Adjustments to the allowance based on final payment from the states are recorded upon settlement. The Company records the net revenue amount as accounts receivable.

      Network Services

      A portion of Network Services' revenue is derived from fee schedule auditing prior to the related invoices being paid by our clients. The Company's fees are normally based on the number and amount of charges reviewed and a percentage of savings achieved for our clients, who are then obligated to pay for these services. During the fee schedule audit process (i.e., medical bill review), each bill reviewed and audited is returned to the customer accompanied by an Explanation of Benefit ("EOB"). The EOB details the total savings with respect to the bill being reviewed as well as the amount owed to the Company as a percentage of savings identified and the line charge associated with the bill being reviewed.

      Insurance claims are screened by the Company prior to the customer's internal review procedures to determine if the claims should be further negotiated or are payable by the customer. During the customer's review process, some claims have pre-existing preferred provider organization ("PPO") or healthcare maintenance organization arrangements, or other pre-existing conditions and disqualifying situations. When these situations occur, a refund (chargeback) is requested for the amounts paid (invoiced) on these claims. The Company's policies are to record a sales allowance as an offset to revenue and accounts receivable based upon the historical tracking of discounts and chargebacks at the time the claims are modeled. A portion of the sales and doubtful account allowances attributable to this revenue is based on historical experience of ineligible claims that are either charged back or given a negotiated discount. The Company utilizes several methods to project unpresented discounts and chargebacks

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

including a tracking of the actual experience of contractual discounts. Other factors that affect collectibility and bad debts for each service line are also evaluated and additional allowance amounts are provided as necessary.

      Another portion of Network Services revenue relates to retrospective, or "post-payment" bill review services. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides additional guidance in applying generally accepted accounting principles for revenue recognition in financial statements. New implementation guidance issued by the SEC in the fourth quarter of 2000 required the Company to recognize revenue from its post-payment bill review services effectively on a cash basis. Prior to adoption of this standard, the Company recognized this revenue as savings were identified for its clients. The cumulative charge recognized in 2000 from this change in accounting principle was $2.8 million, net of tax effect of $2.3 million. Pro forma net loss, assuming the new revenue recognition standard was applied retroactively, was as follows:

                              2000         1999
                           -------       --------
Net loss:
          As reported      $(6,813)      $(25,781)
          Pro forma        $(3,996)      $(28,598)

      Care Management Services

      Revenue for the Company's case management and independent medical examinations businesses is recognized as the services are performed.

      Accounts receivable at December 31, 2001 and 2000, include $12.9 million and $6.5 million, respectively, of unbilled accounts receivable relating to services rendered during the period but not invoiced until after the period-end. These unbilled accounts receivable relate primarily to Case Management services, which are billed on an hourly basis, whereby the Company has not yet provided a sufficient amount of services to warrant the generation of an invoice. The customers are obligated to pay for the services once performed, except in the case of task-based projects, as discussed above. The Company estimates unbilled accounts receivable by tracking and monitoring its historical experience.

      (d)   Sales Allowances

      Management makes estimates of potential sales allowances related to current period service revenue. Management analyzes historical collection adjustment experience when evaluating the adequacy of the sales allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales allowances in any accounting period. Material differences could result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates. The Company's total contractual provision offset against revenue during the years ended December 31, 2001, 2000 and 1999, was $20.9 million, $31.5 million and $27.8 million, respectively. Sales allowances on the Company's accounts receivable at December 31, 2001 and 2000 were $24.1 million and $17.7 million, respectively.

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      (e)   Property and Equipment

      Property and equipment are recorded at cost or fair market value at the date of acquisition. Major expenditures for property, plant and equipment and those which substantially increase useful lives are capitalized. Direct internal and external costs of developing software for internal use, including programming and enhancements, are capitalized and amortized over the estimated useful lives once the software is placed in service. Software training costs, maintenance and repairs are expensed as incurred. When assets are sold or otherwise disposed of, costs and related accumulated depreciation are removed from the financial statements and any resulting gains or losses are included in operating income. Property and equipment were comprised of the following, as of December 31 (in thousands):

                                                  2001            2000
                                               ---------       ---------
Land                                           $   2,775       $   2,775
Buildings and improvements                         6,746           6,746
Leasehold improvements                            53,775          45,929
Furniture and equipment                           59,097          51,702
Computer hardware                                 71,806          63,081
Computer software                                 57,053          30,894
                                               ---------       ---------
                                                 251,252         201,127
Accumulated depreciation and amortization       (118,950)        (92,017)
                                               ---------       ---------
                                               $ 132,302       $ 109,110
                                               =========       =========

      The Company provides for depreciation on property and equipment using straight-line and accelerated methods by charges to operations in amounts that allocate the cost of depreciable assets over their estimated lives as follows:

                                          Estimated
Asset Classification                     Useful Life
--------------------                --------------------------
Buildings and improvements          30-40 years
Leasehold improvements              The shorter of the life of
                                        lease or asset life
Furniture and equipment             7 years
Computer hardware                   3-7 years
Computer software                   3-5 years

      (f)   Intangible Assets

      The Company assesses the impairment of long-lived and intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considered important which could trigger an impairment review include the following:

      .     significant underperformance relative to expected historical or projected future operating results;
      .     significant changes in the manner of use of the acquired assets or the strategy for the overall business;
      .     significant negative industry or economic trends;
      .     significant decline in the Company's public bond price for a sustained period; and
      .     significant decline in the Company's estimated market capitalization relative to net book value.

      Under generally accepted accounting principles, the Company is required to write down intangible assets if such assets are determined to be impaired. Under current accounting standards, an impairment of a long-lived asset is considered to have occurred when the estimated undiscounted future cash flows related to the assets are less than the carrying value of the asset. Estimates of future cash flows involve consideration of numerous factors, depending upon the specific asset being assessed. Relevant factors in this assessment include estimates of future market growth rates, product acceptance and lifecycles, selling prices and volumes, responses by competitors, service delivery costs and assumptions as to other operating expenses. When the Company determines that the carrying value of long-lived intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model. Net identifiable intangible assets and goodwill amounted to $475.5 million as of December 31, 2001. The value of

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

these projected discounted cash flows could be subject to change based on differences in the assumptions noted above.

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 141, "Business Combinations" ("SFAS 141") and SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all business combinations subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. Goodwill and intangible assets with indefinite lives will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt SFAS 141 and SFAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards also apply to any acquisitions concluded subsequent to June 30, 2001. Accordingly, the Company accounted for acquisitions subsequent to this date under provisions of these new standards.

      As a result of implementing SFAS 141 and SFAS 142, the Company will discontinue amortization of goodwill after December 31, 2001 and assembled workforce will not be recognized as an intangible asset apart from goodwill. The Company is currently assessing the impact of SFAS 142 and has not yet determined the full effect this statement will have on its consolidated financial position or results of operations. However, had SFAS 142 been utilized beginning January 1, 2001, the Company's pre-tax income would have increased by $14.8 million, which was the 2001 goodwill amortization expense charged to earnings under accounting standards in effect at the time. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. The Company expects to complete its initial review during the second quarter of 2002. The Company currently does not expect to record an impairment charge upon completion of the initial impairment review. The Company's future earnings may periodically be affected in a materially adverse manner should particular segments of its goodwill balances become impaired pursuant to the valuation methodology.

      Through June 30, 2001, the value of goodwill and other intangible assets were recorded at cost at the date of the acquisition. The value of goodwill and other intangible assets acquired subsequent to that date was recorded at fair value per the requirements of SFAS 141. Through December 31, 2001, goodwill for acquisitions concluded through June 30, 2001 was amortized on a straight-line basis over a period not to exceed 25 years. In accordance with SFAS 142, goodwill was not amortized for acquisitions concluded subsequent to June 30, 2001. Other intangibles were amortized on a straight-line basis over their estimated lives as follows:

                                        Estimated
Asset Classification                   Useful Life
--------------------                  --------------
Customer contracts                    2.5-4.0 years
Covenants not to compete              3.0-5.0 years
Servicing contracts                   10.0 years
Customer lists                        7.0 years
Assembled workforce                   5.0 years
Licensing and royalty agreements      2.7 years
Trademarks                            Indeterminate life

      As of December 31, 2001 and 2000, the Company had recorded accumulated amortization on intangible assets of $80.9 million and $65.1 million, respectively. The Company recorded no goodwill impairment charges during 2001, 2000 or 1999.

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Net intangible assets consisted of the following (in thousands):

                                                                December 31,
                                                           ---------------------
                                                             2001         2000
                                                           --------     --------
Goodwill                                                   $460,032     $321,649
Customer contracts                                            5,634           --
Covenants not to compete                                      4,506           --
Servicing contracts                                           3,238           --
Customer lists                                                1,376          797
Assembled workforce                                             292          716
Licensing and royalty agreements                                268           --
Trademarks                                                      154           --
                                                           --------     --------
Total goodwill and identifiable intangible assets, net     $475,500     $323,162
                                                           ========     ========

      (g)   Deferred Finance Costs

      In conjunction with the issuance of certain 1999 Merger indebtedness, the Company incurred $18.0 million in deferred finance costs, consisting primarily of underwriting fees. Additionally, as part of the amendment of our credit facility in March 2000, the Company was required to pay a fee of $1.7 million to its lenders. The Company has capitalized these costs and is amortizing them on a straight-line basis over the life of the indebtedness. Deferred finance costs, net of accumulated amortization, of $13.7 million and $16.0 million were included in other assets at December 31, 2001 and 2000, respectively.

      (h)   Valuation of Hedging Arrangements

      The Company has entered into certain arrangements that hedge a portion of the exposure to variable interest rates under the current debt agreements. When accounting for the current hedging arrangements, the Company is required by accounting standards to:

      . recognize the fair value of hedging arrangements as assets or liabilities in the financial statements, and
      . recognize changes in the fair value of these derivatives in the statements of operations.

      The fair value estimates of the hedging arrangements are provided to the Company by third parties, including major banking institutions and reflect their estimate of several factors, including: relevant future market conditions, current bid-offer spreads and other market conditions. Valuations based on other models or different assumptions, including yield curve shifts, may result in significantly different valuation estimates and could cause significant non-cash changes to earnings relating to the change in the fair value of the interest rate hedges that the Company utilizes. The fair value of these hedges at December 31, 2001 was a negative $25.9 million.

      (i)   Valuation of Acquired Assets and Liabilities

      The business has grown through several strategic acquisitions over the last few years. During 2000 and 2001, the Health Services segment acquired a total of 23 occupational healthcare centers. On November 12, 2001, the Network Services segment acquired the capital stock of HNS in a transaction valued at $30.9 million. On November 20, 2001, the Company acquired all of the capital stock of NHR, in a transaction valued at $141.8 million. The individual assets and liabilities of each acquired company was recorded at fair value, reflecting amounts for (i) tangible assets and liabilities and (ii) intangible assets.

      In many cases, the Company utilizes in-house expertise to prepare internal purchase price allocations and determine the lives of the acquired assets. However, the Company may also utilize independent appraisers to assist in these efforts for larger or more complex acquisitions. The Company utilizes several valuation techniques in order to facilitate the estimates of these fair values, including: discounted cash flow analysis, replacement cost analysis and market comparables. These methods require significant assumptions regarding market conditions, operational integration issues, and the utilization of the underlying assets, which could change in the future and result in a significant impact on our earnings. Additionally, the Company is required to make estimates of restructuring liabilities incurred in connection with these assets. These estimates involve assumptions relating to the timing and

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

cost of personnel reductions, facility lease charges and other related exit costs. Because of the inherent nature of these assumptions and techniques, it is reasonably possible that the Company could experience changes in estimated values, which could be material to earnings.

      (j)   Investments in Joint Ventures

      Effective December 31, 2001, the Company acquired a controlling interest for $0.5 million in the joint ventures that had been accounted for under the equity method. Accordingly, these joint ventures were accounted for under the equity method through 2001, and the consolidated balance sheet includes the accounts of these joint ventures as of December 31, 2001. For the years ended December 31, 2001 and 2000, revenue for these entities was $7.4 million and $7.2 million, gross profit was $1.2 million and $1.5 million, and net income was $0.2 million and $0.4 million, respectively. Investments in the net assets of joint ventures accounted for under the equity method amounted to $4.1 million at December 31, 2000, and total assets for the joint ventures were $4.5 million as of that date.

      (k)   Self-Insurance

      The Company is self-insured for a portion of the current and prior years' losses related to workers' compensation, physician medical malpractice, general liability, automobile and certain employee health benefits. The Company's self-insurance retention liability on a per claim basis ranges from $500 to $500,000. Liabilities in excess of these amounts are the responsibility of the insurer. The Company is self-insured for a portion of healthcare claims for eligible participating employees, subject to certain deductibles and limitations. The Company's policy is to accrue reserve amounts for all reported claims and an estimate of reserves for claims incurred but not yet reported.

      (l)   Foreign Currency Translation

      All assets and liabilities of the Company's Canadian offices are translated at the year-end exchange rate, while revenue and expenses are translated at the average exchange rate for the year. Cumulative translation adjustments were immaterial for the years ended December 31, 2001, 2000 and 1999.

      (m)   Use of Estimates

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

      (n)   Income Taxes

      The Company provides for income taxes under the liability method in accordance with SFAS 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

      (o)   Reclassifications

      Certain reclassifications have been made in the 2000 and 1999 financial statements to conform to classifications used in 2001. Additionally, the consolidated balance sheets at December 31, 2001 and 2000, and the consolidated statements of income, cash flows and stockholder's equity for the years ended December 31, 2001, 2000 and 1999, have been adjusted to include the results of National Healthcare Resources, Inc. As a result, the amounts reported in the consolidated financial statements of the Company differ from amounts previously reported in the Company's Forms 10-K for the years ended December 31, 2000, and 1999 and Forms 10-Q for the quarters

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ended March 31, June 30 and September 30, 2001 and 2000. See "Note 4. Recent Acquisitions and Non-recurring Charges."

3. Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The statement will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect on its consolidated financial statements of this standard when adopted.

      In October, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement provides a single accounting model for long-lived assets to be disposed. The Company has not yet determined the effect on its consolidated financial statements of implementing this statement, which is effective for fiscal years beginning after December 15, 2001.

4. Recent Acquisitions and Non-recurring Charges

      On November 20, 2001, the Company acquired all of the outstanding shares of capital stock of National Healthcare Resources, Inc. ("NHR"), a privately held company located in New York City, in a transaction valued at $141.8 million. NHR, founded in 1992, provides care management and network services to the workers' compensation and auto insurance industries on a national level. NHR's businesses are complementary in nature to the Company's Care Management and Network Services businesses. Concentra Holding issued $84.0 million of consideration to NHR's equity and option holders through cash payments totaling $1.0 million and an exchange of approximately 3.8 million shares of its common stock for all of the outstanding shares and share equivalents of NHR. Because there has been no active trading market for Concentra Holding's common stock, the Board of Directors relied upon independent valuation analyses, internal financial analyses and negotiation with the principal shareholders of NHR to determine the fair value of the common stock and number of shares to issue in the transaction. Concurrently with the closing of the acquisition, Concentra Holding contributed the capital stock and share equivalents of NHR to the Company and repaid $57.8 million of NHR's indebtedness. Of this $57.8 million,
(i) $19.5 million was financed through Concentra Holdings' sale of new common stock and warrants, which were subsequently contributed to the Company; and (ii) the remainder was financed through the use of cash on hand and by drawing down the Company's existing revolving credit line.

      Because the Company is controlled by its primary shareholder, WCAS, and because WCAS owned approximately a 48% portion of the common voting equity in NHR, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the historical costs of NHR's assets and liabilities have been utilized to the extent of WCAS' proportionate ownership interest in NHR and the remainder of the acquisition has been accounted for under the purchase method of accounting, whereby assets and liabilities are "stepped-up" to fair value with the remainder allocated to goodwill. The Company has recognized NHR's historical net income and loss as a non-operating item in proportion to WCAS' investment in NHR utilizing the equity method of accounting from August 17, 1999 through October 31, 2001. Additionally, for financial statement purposes, WCAS' historical equity interest in NHR as of August 17, 1999, has been treated as a deemed contribution of equity to the Company, which has reflected the historical value of its presumed equity interest in NHR as a long-term investment in the other assets classification on its consolidated balance sheet through the date of its acquisition of NHR on November 1, 2001. The presumed equity contribution as of August 17, 1999 has been predicated on the premise that WCAS could have contributed its interest in NHR to the Company at the time it undertook its recapitalization transaction. NHR's full results of operations are consolidated after November 1, 2001, the effective date of the acquisition.

      Pursuant to the acquisition accounting discussed above, a portion of the acquired assets were recorded at historical values and the remaining portion was "stepped up" to fair value. To reflect the deemed dividend to WCAS for their receipt of a portion of NHR's acquisition consideration, goodwill and retained earnings were both reduced by $32.2 million. No contingent consideration exists related to this transaction. The following table summarizes the

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

recorded values of the assets acquired and liabilities assumed at the date of acquisition, as determined by internal and third-party valuations ($ in thousands).

                                                                        As of
                                                   Amortization      November 1,
                                                  life (in years)       2001
                                                  ---------------   ------------
Current assets                                                        $ 32,878
Property and equipment                                                  16,307
Identifiable intangible assets:
   Customer contracts                                        4           5,611
   Covenants not to compete                                  3           2,016
   Servicing contracts                                      10           3,293
   Trademarks and other                             Indefinite             153
Goodwill                                                               100,357
                                                                      --------
                                                                       160,615

Current liabilities                                                     31,080
Long-term debt                                                          56,984
Other long-term liabilities                                             20,202
                                                                      --------
   Total liabilities assumed                                           108,266
                                                                      --------

Net assets acquired                                                   $ 52,349
                                                                      ========

      The weighted average life of the amortizable intangible assets purchased from NHR is 5.5 years. The $100.4 million of goodwill was assigned to the Network Services and Care Management Services segments in the amounts of $53.7 million and $46.7 million, respectively. The primary items that generated this goodwill are the value of the acquired assembled workforce and the synergies between the acquired business and the Company. None of the goodwill is expected to be deductible for tax purposes. The transaction occurred after June 30, 2001, and therefore, the acquired goodwill is not subject to amortization. Liabilities assumed in the acquisition include a long-term liability of $9.4 million, which requires Concentra Holding to deliver a specified number of shares of its common stock to certain individuals who were stock option holders of NHR on the earlier of six months after an initial public offering by Concentra Holding or the passage of seven years.

      The following unaudited pro forma summary presents information as if NHR had been acquired as of the beginning of the periods presented. The pro forma amounts include certain adjustments, primarily to recognize depreciation and amortization based on the allocated purchase price of NHR's assets, and do not reflect any benefits from economies which might be achieved from combining operations. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                                           2001           2000
                                        ---------      ---------

     Pro forma revenue                  $ 963,628      $ 891,724
     Pro forma net loss                 $  (9,784)     $  (6,284)

      In connection with the NHR acquisition, the Company recorded $6.0 million in asset write-downs and $6.8 million in restructuring costs primarily associated with employee severance and facilities consolidation costs. Of this $12.8 million, $5.5 million is recognized as a charge for the acquisition of affiliate and reflects WCAS' proportionate ownership percentage in NHR as applied to the total amount of asset write-downs and restructuring liabilities which occurred in connection with the acquisition. Non-recurring charges of $546,000 have been recorded to reflect employee severance and facility consolidation costs associated with the Company's facilities. The remaining $6.8 million, which is reflective of the remaining non-WCAS proportionate ownership percentage in NHR as applied to the total amount of asset write-downs and restructuring liabilities that occurred in connection with the acquisition, was recorded under the purchase method of accounting. Through December 31, 2001, the Company utilized $6.0 million associated with asset write-downs and had paid approximately $0.7 million for professional fees and services, including legal, accounting and regulatory fees, $0.2 million in facility

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

consolidations, $0.1 million in costs related to personnel reductions and $0.1 million for other non-recurring costs. At December 31, 2001, approximately $5.7 million of the restructuring cost accrual remained for facility obligations with terms expiring through February 2006, costs related to personnel reductions and other non-recurring charges. The Company anticipates that the majority of the remaining liability will be used over the next 12 months.

      On November 12, 2001, the Company acquired all of the outstanding capital stock of HealthNetwork Systems, LLC ("HNS"), a privately held company located in Naperville, Illinois, in a transaction valued at approximately $30.9 million. Concentra Holding financed this acquisition primarily through the sale of its equity. This cash and other consideration were exchanged for all of HNS' capital stock. Concurrent with the closing of the acquisition, Concentra Holding contributed the capital stock of HNS and $0.8 million of cash to the Company, and the Company repaid approximately $0.8 million of HNS' indebtedness. HNS, founded in 1999, provides network services such as provider bill re-pricing and provider data management for health plans and other payors working with multiple preferred provider organization networks. These services are complementary to the Company's existing services. Steven E. Nelson, a Director of the Company and of Concentra Holding, was the President and Chief Executive Officer of HNS. Mr. Nelson and certain other Board members and members of management of the Company owned approximately 46.1% of the equity in HNS. All of HNS' assets, including its contracts, equipment, intangibles and goodwill, as well as all of its liabilities, have become those of the Company and were recorded at fair value utilizing the purchase method of accounting. The fair values of the acquired assets and liabilities were determined by internal financial analyses and third-party valuations. The $26.1 million of goodwill was assigned to the Network Services segment. The primary items that generated this goodwill are the value of the acquired assembled workforce and the synergies between the acquired business and the Company. The goodwill is expected to be deductible for tax purposes. The transaction occurred after June 30, 2001, and therefore, the acquired goodwill is not subject to amortization.

      Health Services acquired 15 centers in six transactions in 2001 and eight centers in five transactions in 2000. The Company paid approximately $25.8 million and $9.7 million, net of cash acquired, and recorded approximately $27.0 million and $13.4 million for goodwill in 2001 and 2000, respectively. No contingent consideration exists related to these transactions. All of the acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values at the dates of acquisition. Some of those estimates are preliminary and subject to further adjustment.

      In the third quarter of 1999, we recorded a non-recurring charge of $54.4 million primarily for fees, expenses and other non-recurring charges associated with the 1999 Merger. Through December 31, 2001, we had paid approximately $29.4 million for professional fees and services, including legal, accounting and regulatory fees, $21.7 million in costs related to personnel reductions, $1.1 million in facility consolidations and closings and $1.9 million of other non-recurring charges. At December 31, 2001, approximately $0.3 million of the non-recurring charge remained for professional fees and services and other non-recurring charges. We anticipate that the majority of this remaining liability will be paid over the next 12 months.

      The following are rollforwards of the non-recurring costs recorded by the Company in 1999, 2000 and 2001 (in thousands):

                                    Beginning                              End
                                     Of Year    Accrued      Usage       Of Year
                                   ----------   -------      -----       -------
Third Quarter 1999 Charge
   1999                               $   --    $54,419    $(51,687)     $2,732
   2000                                2,732         --      (1,960)        772
   2001                                  772         --        (453)        319

Fourth Quarter 2001 Accrual
   2001                               $   --    $ 6,723    $ (1,050)     $5,673

Total
   1999                               $   --    $54,419    $(51,687)     $2,732
   2000                                2,732         --      (1,960)        772
   2001                                  772      6,723      (1,503)      5,992

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Revolving Credit Facility and Long-Term Debt

      The Company's long-term debt as of December 31, 2001 and 2000 consisted of the following:

                                                             December 31,
                                                     --------------------------
                                                        2001             2000
                                                     ---------        ---------
                                                           (in thousands)
Term Facilities:
     Tranche B due 2006                              $ 243,750        $ 246,875
     Tranche C due 2007                                121,875          123,438
13.0% Senior Subordinated Notes due 2009               190,000          190,000
Other                                                      856            1,249
                                                     ---------        ---------
                                                       556,481          561,562
   Less: Current maturities                             (4,211)          (5,228)
                                                     ---------        ---------
Long-term debt, net                                  $ 552,270        $ 556,334
                                                     =========        =========

      The Company had revolving credit borrowings of $6.0 million at December 31, 2001 and none at December 31, 2000. As of December 31, 2001 and 2000, accrued interest was $13.7 million and $11.6 million, respectively.

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

      On March 21, 2000, the Company and its lenders amended the Credit Facility. Under the terms of the amended agreement, the financial compliance ratios were modified to allow for increased leverage through September 2003 and decreased interest coverage through September 2004, as compared to the original agreement. In order to receive these amended ratios, the amended agreement provides for an interest rate increase of 0.75% on outstanding borrowings under the Credit Facility. Under the terms of the amended Credit Facility, the Tranche B Term Loan and Tranche C Term Loan bear interest, at the Company's option, at the ABR, as defined, plus 3.00% and 3.25%, respectively, or the Eurodollar Rate, as defined, plus 4.00% and 4.25%, respectively. Interest on borrowings under the amended Revolving Credit Facility is payable, at the Company's option, at ABR or the Eurodollar Rate plus a margin, which is based on the Company's leverage ratio. The margins at December 31, 2001, were 2.25% and 3.25% over ABR and the Eurodollar Rate, respectively. As a part of the amendment, the Company was also required to pay a fee of $1.7 million to lenders approving the amendment. The amendment fee was capitalized as deferred financing costs and will be amortized over the remaining life of the Credit Facility. A failure to comply with these and other financial compliance ratios could cause an event of default under the Credit Facility which could result in an acceleration of the related indebtedness before the terms of that indebtedness otherwise require the Company to pay that indebtedness. Such an acceleration would also constitute an event of default under the indentures relating to the $190 million 13% series A senior subordinated notes due August 15, 2009 (the "13% Subordinated Notes") and could also result in an acceleration of the 13% Subordinated Notes before the indentures otherwise require the Company to pay the notes.

      The ABR, as defined, and the Eurodollar Rate, as defined, were 4.75% and 1.9%, respectively, at December 31, 2001, and 9.5% and 6.4%, respectively, at December 31, 2000. Commitment fees on the unused revolver borrowings are 0.5% per annum. The weighted-average interest rates for the borrowings under the Tranche B Term Loan were 6.0% and 10.6% and under the Tranche C Term Loan were 6.3% and 10.8% at December 31, 2001 and 2000, respectively. The weighted-average interest rate for the borrowings under the Revolving Credit Facility was 7.0% at December 31, 2001.

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The Credit Facility requires the Company to enter into interest rate hedge agreements for the purpose of reducing the effect of interest rate fluctuations on a certain portion of the Credit Facility. The Company entered into a $200 million interest rate collar agreement on November 17, 1999, which it subsequently amended on May 17, 2000. The interest rate collar agreement converts $200 million of certain variable rate debt to fixed rates. This agreement expires November 17, 2004. Under the agreement, the Company generally pays and receives the three month LIBOR rate (the "Swap Rate") to and from the counterparty on the notional amount subject to the following limitations: the minimum rate the Company pays is 6.3% when the Swap Rate is less than 5.9%; the maximum rate the Company pays is 6.3%, unless the Swap Rate is greater than 7.5% and less than 8.5%; and, if the Swap Rate is greater than 8.5%, the Company pays 8.5% until November 17, 2002. After November 17, 2002 through the maturity of the agreement, there is no maximum rate the Company pays if the Swap Rate exceeds 7.5%.

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

      In connection with the NHR acquisition in November 2001, the Company assumed an interest rate collar agreement, which converts $23.6 million of certain variable rate debt to fixed rates and expires on May 19, 2003. Under the terms of this agreement, the Company generally pays and receives the Swap Rate to and from the counterparty on the notional amount subject to the following restrictions: the minimum rate the Company pays is 6.5% when the Swap Rate is less than that amount; the maximum rate the Company pays is 8.0% when the Swap Rate is greater than that amount; and if the Swap Rate is between 6.5% and 8.0%, the Company pays the Swap Rate. At May 19, 2003, the counterparty has the option, for one day, to fix the interest rate at 7.11% for an additional two years.

      In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which is effective for fiscal years beginning after June 15, 2000, unless adopted earlier. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize the fair value of all hedging arrangements as assets or liabilities in the financial statements. It also requires the recognition of changes in the fair value of these derivatives. These market value adjustments are to be included either in the income statement or other comprehensive income (equity), depending on the nature of the hedged transaction.

      During 2000, the Company adopted SFAS 133, and, as a result, subsequent changes in the fair value of its interest rate hedging arrangements, including the Company's interest rate collar agreements, will be recognized each period in earnings. All earnings adjustments resulting from changes in the fair values of the interest rate collars are non-cash charges or credits and do not impact cash flows from operations or operating income. There have been, and may continue to be, periods with significant non-cash increases or decreases to the Company's earnings relating to the change in the fair value of the interest rate collars. Further, if the Company holds each of these collars to maturity (2004 and 2005), the earnings adjustments will offset each other on a cumulative basis and will ultimately equal zero. In 2000, the Company reduced its interest expense by $0.6 million through net cash received from the counterparty payments under these collars. In 2001, the Company increased its interest expense by $6.6 million through net cash paid to the counterparty under these collars.

      The $190 million 13% Subordinated Notes were issued on August 5, 1999 and are general unsecured indebtedness with semi-annual interest payments due on February 15 and August 15 commencing on February 15, 2000. Prior to August 15, 2002, the Company may redeem, at its election with proceeds from new equity, 25% of the 13% Subordinated Notes through payment of an amount equal to 113% of the face value of the notes redeemed. The Company can also redeem the 13% Subordinated Notes on or after August 15, 2004 at 106.5% of the principal amount with the redemption premium decreasing annually to 100.0% of the principal amount on August 15, 2008. The 13% Subordinated Notes are guaranteed on a joint and several basis by each and every wholly-owned subsidiary, the results of which are consolidated in the results of the Company. These wholly-owned subsidiaries comprise the only direct and indirect subsidiaries of the Company. The guarantees are full and unconditional, and the Company is a holding company with no assets or operations separate from the investments in these subsidiaries. As a result, separate financial statements of the Company's subsidiaries are not provided.

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The Credit Facility and the 13% Subordinated Notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company's capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, in 2000 and 2001. These ratio tests become more restrictive for future periods. The Company's ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. The Company's obligations under the Credit Facility are secured by a pledge of stock in the Company's subsidiaries and a pledge of the Company's and its subsidiaries' assets.

6. Financial Instruments

      The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, and accounts payable, approximate fair value because of the short maturity of those instruments. The fair value of the Company's borrowings under the Credit Facility was $372.6 million and $333.2 million, as of December 31, 2001 and 2000, respectively. The fair value of the Company's 13% Subordinated Notes was $207.1 million and $168.2 million at December 31, 2001 and 2000, respectively. As determined by estimating the amount the Company would pay or receive to terminate the interest swap agreement, the fair value of the interest rate collar agreements at December 31, 2001 was a $25.9 million liability. The fair value at December 31, 2000 was a $9.6 million liability. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

      The financial instrument that potentially subjects the Company to concentrations of credit risk is accounts receivable. Mitigating factors related to the Company's accounts receivable are that they are spread over a large customer base and various product lines that the Company offers. Further, the Company does monitor the financial performance and credit worthiness of its large customers, and regularly reviews outstanding accounts receivable balances.

7. Income Taxes

      The provision (benefit) for income taxes consisted of the following for the years ended December 31 (in thousands):

                                      2001             2000              1999
                                    -------          --------          --------
Current:
     Federal                        $ 5,515          $ (1,834)         $  9,601
     State                            2,506             2,619             1,961
                                    -------          --------          --------
                                      8,021               785            11,562
Deferred:
     Federal                         (6,176)            3,379            (2,037)
     State                             (867)              604              (435)
                                    -------          --------          --------
                                     (7,043)            3,983            (2,472)
                                    -------          --------          --------
Total                               $   978          $  4,768          $  9,090
                                    =======          ========          ========

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Significant items included in deferred tax liabilities and deferred tax assets were as follows at December 31 (in thousands):

                                                           2001            2000
                                                         -------         -------
Deferred tax assets:
Allowance for doubtful accounts                          $ 7,855         $ 6,066
Depreciation                                               1,239              --
Tax benefit from parent company                            2,091           4,504
Fair value of hedging arrangements                        10,155           3,761
Accrued self insurance                                     1,743           1,617
Accrued wages                                              3,932              --
Non-recurring accruals and reserves                        2,121           1,535
Acquired goodwill                                          1,310           1,310
Other                                                      2,239           1,733
                                                         -------         -------
     Deferred tax assets                                 $32,685         $20,526
                                                         =======         =======

Deferred tax liabilities:
Goodwill                                                 $18,944         $10,713
Software development costs                                 9,712           7,955
Accounts receivable mark-to-market                            --             532
Other                                                      2,512           1,895
                                                         -------         -------
     Deferred tax liabilities                            $31,168         $21,095
                                                         =======         =======

      A reconciliation of the federal statutory rate to the Company's effective tax rate was as follows for the years ended December 31 (in thousands):

                                                             2001         %         2000        %           1999         %
                                                           -------      -----     -------    -------      --------     -----
Tax provision (benefit) at federal statutory rate          $(2,087)     (35.0)    $   128       35.0      $ (6,129)    (35.0)
Non-deductible goodwill                                      2,315       38.8       2,585      706.3         2,241      12.8
State taxes (net of federal effect)                          1,032       17.3       2,009      548.9          (659)     (3.7)
Non-deductible non-recurring charges and acquisition
   costs                                                        --         --          --         --        12,893      73.6
                                                              (282)      (4.7)         46       12.6           744       4.2
                                                           -------      -----     -------    -------      --------     -----
Other items, net
Effective income tax provision and rate prior to tax
   provision (benefit) from income (loss) of acquired
   affiliate                                                   978       16.4       4,768    1,302.8         9,090      51.9
Tax provision (benefit) from income (loss) of acquired
   affiliate                                                 2,779       46.6        (406)    (110.9)         (821)     (4.7)
                                                           -------      -----     -------    -------      --------     -----
Total income tax provision and effective rate              $ 3,757       63.0     $ 4,362    1,191.9      $  8,269      47.2
                                                           =======      =====     =======    =======      ========     =====

      These financial statements reflect a tax provision for the Company as if it filed its own tax return. The Company, however, is included in the consolidated tax return of Concentra Holding. The Company's deferred tax asset reflects the tax benefit of losses generated by Concentra Holding, as this deferred tax asset was contributed to the Company in 2001 and 2000 by Concentra Holding and permanently reduces the Company's taxes payable.

8. Commitments and Contingencies

      The Company leases certain corporate office space, operating and medical facilities, and office and medical equipment under various non-cancelable operating and capital lease agreements. Certain facility leases require the Company to pay increases in operating costs and real estate taxes. The Company made rental payments of $0.4 million, $0.4 million and $0.7 million to Colonial Realty Trust, a real estate company owned by a shareholder and board member of the Company until the 1999 Merger, for each of the years ended December 31, 2001, 2000 and 1999, respectively.

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The following is a schedule of rent expense by major category for the years ended December 31 (in thousands):

                                           2001            2000            1999
                                         -------         -------         -------
Facilities                               $33,446         $29,801         $26,952
Office equipment                           4,555           3,793           3,680
Automobiles                                2,237           2,297           2,754
                                         -------         -------         -------
Total rent expense                       $40,238         $35,891         $33,386
                                         =======         =======         =======

      The following is a schedule of future minimum lease payments under noncancelable operating leases for the years ending December 31 (in thousands):

               2002                         $40,896
               2003                          34,506
               2004                          24,287
               2005                          15,684
               2006                           9,090
               Thereafter                    14,973
                                           --------
                                           $139,436
                                           ========

      The lease for an NHR office was terminated in the first quarter of 2002. The cost of this lease termination was accrued as a restructuring cost in the fourth quarter of 2001, and was therefore not included in the above schedule of future minimum lease payments. If the lease had not been terminated, the future minimum payments would have increased $16.7 million.

      The Company is party to certain claims and litigation initiated in the ordinary course of business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

9. Employee Benefit Plans

      (a) Concentra 401(k) Plan

      The Company has a defined contribution plan (the "Concentra 401(k) Plan") pursuant to which employees who are at least 21 years of age and who have completed at least six months of service are eligible to participate. Effective January 1, 2001, employees who are 21 years of age and who have completed 1,000 hours of service within a 12 month period are immediately eligible to participate in the Concentra 401(k) Plan. Participants in the Concentra 401(k) Plan may not contribute more than the lesser of a specified statutory amount or 15% of his or her pretax total compensation. The Concentra 401(k) Plan permits, but does not require, additional matching contributions of up to 50% of participants' pretax contributions up to a maximum of 6% of compensation by the Company. Employees are 100% vested in their own contributions while Company contributions vest 20% per year with employees being fully vested after 5 years. The Company made matching contributions of 50% of each participant's pretax contributions up to 4% of compensation in 2001, 2000 and 1999.

      The Company has expensed $3.5 million, $3.5 million and $2.7 million for the years ended December 31, 2001, 2000 and 1999, respectively, for matching contributions to the Concentra 401(k) Plan.

      (b) NHR 401(k) Plan

      NHR has a defined contribution plan (the "NHR 401(k) Plan") with terms similar to the Concentra 401(k) Plan. It is anticipated that this plan will merge into the Concentra 401(k) Plan in 2002. The Company expensed $0.1 million in 2001 for matching contributions to the NHR 401(k) Plan.

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Stock Purchase Plan and Stock Option Plans

      All information presented below relates to Concentra Holding stock and stock option activity.

      (a) Employee Stock Purchase Plan

      Until March 2, 1999, Concentra Holding maintained an employee stock purchase plan that permitted substantially all employees to acquire up to 500,000 shares of Concentra Holding common stock at the end of each specified period at a purchase price of 85% of the lower of the fair market value of the stock on the first or last business day of the purchase period. Purchase periods were semi-annual and began on January 1 and July 1 of each year. Employees were allowed to designate up to 15% of their base compensation for the purchase of common stock. The option and compensation committee of the board of directors administered the employee stock purchase plan. On March 2, 1999, Concentra Holding terminated the employee stock purchase plan. The final period for which participating employees acquired shares of Concentra Holding's common stock began on January 1, 1999 and ended March 2, 1999. Concentra Holding issued 63,358 shares of common stock at a weighted average purchase price of $8.55 under the employee stock purchase plans during 1999.

      (b) Concentra 1997 Long-Term Incentive Plan

      Concentra Holding historically has granted awards with respect to shares under Concentra Holding's 1997 Long-Term Incentive Plan (the "1997 Incentive Plan"). The awards under the 1997 Incentive Plan include: (i) incentive stock options qualified as such under U.S. federal income tax laws, (ii) stock options that do not qualify as incentive stock options, (iii) stock appreciation rights,
(iv) restricted stock awards and (v) performance units. Generally each stock option grant vests over a four year period (25% annually), subject to continued employment.

      During 1998, the Company granted restricted stock for 48,000 shares of common stock under the 1997 Incentive Plan which were valued at $1.4 million based upon the market value of the shares at the time of issuance. The restricted stock grants vest 25% per year beginning January 1, 2002. If the Company's financial performance exceeds certain established performance goals, however, the vesting of these shares could accelerate whereby 33 1/3% the shares could become vested on January 1, 2000, and each year thereafter. For the years ended December 31, 2001, 2000 and 1999, the Company recorded amortization of $0.4 million, $0.8 million and $0.4 million, respectively, in connection with the deferred compensation associated with the restricted stock grants.

      After the 1997 Merger, no additional awards were made under the former CRA and OccuSystems stock option plans and only that number of shares of common stock issuable upon exercise of awards granted under the former CRA and OccuSystems stock option plans as of the 1997 Merger were reserved for issuance by Concentra Holding.

      During 1999, the Company granted 10,000 options under the 1997 Incentive Plan. There were 1,416,289 options exercised and 4,436,997 options canceled under the 1997 Incentive Plan, primarily in connection with the 1999 Merger. Simultaneous with the 1999 Merger, no additional awards will be made under the 1997 Incentive Plan. Only that number of shares of Concentra Holding stock issuable upon exercise of awards granted under the 1997 Incentive Plan as of the 1999 Merger were reserved for issuance by Concentra Holding. During 2001 and 2000, 57,250 and 68,250 options were canceled, respectively under the 1997 Incentive Plan. During 2001, 15,000 options were exercised, and no options were exercised in 2000 under the 1997 Incentive Plan.

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

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Stock options granted in 2001 vest over a five year period (20% annually), subject to continued employment. A portion of the stock options granted prior to 2001 vest over a five year period (20% annually), the remaining portion is subject to cliff vesting in seven years with provisions allowing for accelerated vesting based upon specific performance criteria. Prior to vesting, these options are subject to cancellation upon termination of employment. The exercise price of incentive stock options may not be less than 100% of the fair market value of the shares of common stock, as determined by Concentra Holding's board of directors or the compensation committee, as the case may be, on the date the option is granted. The exercise price of non-qualified stock options may not be less than 100% of the fair market value of the shares of Concentra Holding common stock on the date the option is granted. In addition, the aggregate fair market value of the shares of stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. In addition, no incentive stock option shall be granted to an optionee who owns more than 10% of the total combined voting power for all classes of stock of Concentra Holding, unless the exercise price is at least 110% of the fair market value of the shares of Concentra Holding's common stock and the exercise period does not exceed 5 years.

      The Company granted 1,218,500 and 1,916,257 options and canceled 282,245 and 65,713 options under the 1999 Stock Plan in 2001 and 2000, respectively. Restricted stock purchase awards granted under the 1999 Stock Plan will continue in effect until August 17, 2009, unless terminated prior to such date by the Board.

      A summary of the status for all outstanding options at December 31, 1999, 2000 and 2001, and changes during the years then ended is presented in the table below:
                                                                   Weighted
                                                                    Average
                                                                   Exercise
                                                Number              Price
                                              of Shares            Per Share
                                             -----------          ----------
Balance, December 31, 1998                     6,693,549          $    20.21
     Granted                                     708,840               16.43
     Exercised                                (1,416,289)               6.13
     Canceled                                 (4,526,958)              27.11
                                             -----------          ----------
Balance, December 31, 1999                     1,459,142               10.60
     Granted                                   1,916,257               16.50
     Exercised                                        --                  --
     Canceled                                   (134,822)               9.89
                                             -----------          ----------
Balance, December 31, 2000                     3,240,577               14.12
     Granted                                   1,218,500               21.77
     Exercised                                   (29,448)               9.39
     Canceled                                   (339,495)               7.89
                                             -----------          ----------
Balance, December 31, 2001                     4,090,134          $    16.95
                                             ===========          ==========

      The weighted average fair market value of options granted in 2001, 2000 and 1999 were $7.19, $4.52 and $4.31, respectively. There were 890,453 and 667,324 exercisable options outstanding with a weighted average exercise price of $13.07 and $12.37 as of December 31, 2001 and 2000, respectively. No options were exercisable as of December 31, 1999. A further breakdown of the outstanding options at December 31, 2001 is as follows:

                                                                               Weighted
                                                      Weighted                  Average
                                          Weighted    Average      Number of   Price of
                             Number of    Average   Contractual   Exercisable Exercisable
Range of Exercise Prices      Option       Price    Life (Years)    Options    Options
------------------------   -----------   ---------  ------------  ----------- -----------
$4.23-$8.06                    539,029    $  8.02      6.78         359,654    $  8.00
$16.50-$18.00                2,406,605      16.52      8.30         530,799      16.50
$22.06                       1,144,500      22.06     10.15              --       0.00
                             ---------    -------     -----         -------    -------
                             4,090,134    $ 16.95      8.62         890,453    $ 13.20
                             =========    =======     =====         =======    =======

                                      F-23

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(d) SFAS 123, Accounting for Stock-Based Compensation, Disclosures

      The Company accounts for these plans under APB No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized related to stock option grants when the exercise price is equal to the market price on the date of grant. Had compensation cost for these plans been determined consistent with SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net loss would have been increased to the following supplemental pro forma net loss amounts (in thousands):

                                          2001            2000           1999
                                        --------        -------        --------
Net loss:
     As reported                        $ (9,720)       $(6,813)       $(25,781)
     Supplemental pro forma             $(12,151)       $(7,478)       $(27,506)

      Because the method of accounting under SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the 1999 pro forma amount includes $102,000 related to purchase discounts offered on employee stock purchase plans. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001, 2000 and 1999, respectively:

                                                         2001      2000    1999
                                                         ----      ----    ----
Risk-free interest rates                                  4.72%    6.11%   6.08%
Expected volatility                                      21.88%    0.00%   0.00%
Expected dividend yield                                     --       --      --
Expected weighted average life of options in years     2.8-6.0      5.0     5.0

11. Segment Information

      Operating segments represent components of the Company's business that are evaluated regularly by key management in assessing performance and resource allocation. The Company's comprehensive services are organized into the following segments: Health Services, Network Services and Care Management Services.

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

      The Network Services segment reflects those businesses that involve the review and repricing of provider bills and which are routinely compensated based on the degree to which the Company achieves savings for its clients. This segment includes the specialized preferred provider organization, provider bill repricing and review, out-of-network bill review and first report of injury services.

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

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The Company's statements of operations on a segment basis for the years ended December 31, 2001, 2000 and 1999, were as follows (in thousands):

                                                            2001          2000            1999
                                                         ---------      ---------      ---------
Revenue:
     Health Services                                     $ 429,326      $ 399,660      $ 330,064
     Network Services                                      185,267        162,596        158,022
     Care Management Services                              228,315        189,905        193,326
                                                         ---------      ---------      ---------
                                                           842,908        752,161        681,412
Gross profit:
     Health Services                                        80,559         77,876         64,981
     Network Services                                       75,080         61,855         62,288
     Care Management Services                               28,149         19,006         19,654
                                                         ---------      ---------      ---------
                                                           183,788        158,737        146,923
Operating income:
     Health Services                                        44,299         45,098         34,405
     Network Services                                       52,433         44,690         45,568
     Care Management Services                               12,326          8,088          6,857
     Corporate general and administrative expenses         (22,109)       (20,258)       (18,158)
     Non-recurring charges                                  (6,065)            --        (54,419)
                                                         ---------      ---------      ---------
                                                            80,884         77,618         14,253

Interest expense, net                                       66,669         68,129         32,879
Loss on change in fair value of hedging arrangements        13,602          9,586             --
(Income) loss of acquired affiliate, net of tax              5,833            262           (723)
Other, net                                                     743           (725)          (391)
                                                         ---------      ---------      ---------
Income (loss) before income taxes and cumulative
     effect of accounting change                            (5,963)           366        (17,512)
Provision for income taxes                                   3,757          4,362          8,269
                                                         ---------      ---------      ---------
Loss before cumulative effect of accounting change          (9,720)        (3,996)       (25,781)
Cumulative effect of accounting change, net of tax              --          2,817             --
                                                         ---------      ---------      ---------
Net loss                                                 $  (9,720)     $  (6,813)     $ (25,781)
                                                         =========      =========      =========

      The Company's segment depreciation and amortization, capital expenditures and identifiable assets for the years ended December 31, 2001, 2000 and 1999 were as follows (in thousands):

                                                           2001         2000         1999
                                                         --------     --------     --------
Depreciation and amortization:
   Health Services                                       $ 24,931     $ 22,516     $ 18,965
   Network Services and Care Management Services /1/       18,771       17,067       15,505
   Corporate /1/                                              822          934          772
                                                         --------     --------     --------
                                                         $ 44,524     $ 40,517     $ 35,242
                                                         ========     ========     ========
Capital expenditures:
   Health Services                                       $ 15,598     $ 14,685     $ 20,274
   Network Services and Care Management Services /1/       14,652       15,706       15,679

   Corporate/1/                                             2,863          510           --
                                                         --------     --------     --------
                                                         $ 33,113     $ 30,901     $ 35,953
                                                         ========     ========     ========
Identifiable assets:
   Health Services                                       $411,893     $398,552     $386,885
   Network Services and Care Management Services /1/      404,139      245,325      293,295

   Corporate/1/                                            50,933       38,792           --
                                                         --------     --------     --------
                                                         $866,965     $682,669     $680,180
                                                         ========     ========     ========

/1/ Depreciation and amortization, capital expenditures and identifiable assets are not separately reported within Network Services and Care Management Services groups. In addition, corporate-level capital expenditures and identifiable assets were not separately reported prior to 2000.

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Management utilizes multiple indicators and views to measure segment performance and to allocate resources to the segments. The primary indicators are pretax income along with cash flows and overall economic returns. The Company is managed among multiple product lines within each segment.

12. Related Party Transactions

      W. Tom Fogarty, M.D., an executive officer of Concentra Holding and Concentra Operating, is the President, a director and a shareholder of Occupational Health Centers of the Southwest, P.A. ("OHCSW"), and a shareholder, officer, and/or director of several other of the physician groups. The Company has entered into a 40-year management agreement with each of the physician groups. OHCSW paid approximately $184.2 million, $190.6 million and $161.3 million in management fees to a subsidiary of Concentra Operating in the years ended December 31, 2001, 2000 and 1999, respectively, under its management agreement with that subsidiary. Dr. Fogarty receives no remuneration from any of the physician groups for serving as an officer or director.

      Acquisition of National Healthcare Resources, Inc.

      In November 2001, in a transaction valued at $141.8 million (consisting of $83.0 million in Concentra Holding common stock, $1.0 million in cash, and assumption of $57.8 million in NHR indebtedness), the Company acquired NHR, a provider of care management and network services to the workers' compensation and auto insurance industries on a national level. NHR's businesses are complementary in nature to and significantly expand the Company's care management and network services businesses. See "Note 4, Recent Acquisitions and Non-recurring Charges." D. Scott Mackesy, a director of Concentra Holding and Concentra Operating, served on NHR's board of directors.

      Entities and individuals affiliated with WCAS owned approximately 48% of NHR. In the transaction, WCAS entities and individuals as a group received 1,740,803 shares of Concentra Holding common stock, representing 5.5% of total outstanding Concentra Holding common stock.

      Acquisition of HealthNetwork Systems, L.L.C./Joint Marketing Agreement

      In November 2001, in a transaction valued at approximately $30.9 million, the Company acquired HNS, a provider of network services such as provider bill repricing and provider data management for health plans and other payors. See "Note 4, Recent Acquisitions and Non-recurring Charges." HNS's services are complementary to the Company's existing services. Steven E. Nelson, a director of Concentra Operating and of Concentra Holding, was the President and Chief Executive Officer of HNS.

      Mr. Nelson, Paul B. Queally and Mr. Mackesy, each of whom is a director of Concentra Holding and Concentra Operating, and Daniel J. Thomas, a director and executive officer of Concentra Holding and Concentra Operating, owned equity interests in HNS. For each, the percentage of total HNS equity ownership and the amount received in the transaction were as follows: Mr. Nelson, 19.8% and $5.4 million (plus repayment of debt of $0.2 million); Mr. Thomas, 2.0% and $0.6 million; Mr. Queally, 0.6% and $0.2 million; and Mr. Mackesy, 0.5% and $0.2 million.

      Until the Company's acquisition of HNS, the Company was party to a Joint Marketing Agreement with HNS, pursuant to which HNS performed marketing and sales services for certain of the Company's network services businesses. The Company paid HNS approximately $0.7 million and $0.5 million in 2001 and 2000, respectively, pursuant to the Joint Marketing Agreement.

      Em3 Corporation

      The Company provides certain administrative services to Em3 Corporation ("Em3"), a company engaged in providing a proprietary, information technology and software-based system for the management of work-related injuries. The Company's administrative services agreement with Em3 is terminable by either party, without cause and without penalty, upon thirty days notice. The administrative services the Company provides includes leasing employees to Em3, providing office space, providing access to certain of the Company's software and systems and related administrative services. During the twelve-month period ending December 31, 2001 and 2000, Em3 paid the

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company $7.4 million and $1.4 million, respectively, for the administrative services and reimbursable expenses the Company provided.

      The Company has no ownership interest of any kind in Em3, nor does the Company we have any option, right or obligation, directly or indirectly, to acquire any ownership interest of any kind in Em3. Except for the Company's obligation to provide administrative services described in the above paragraph, the Company has no indebtedness or other obligation of any kind to Em3 nor has the Company guaranteed any indebtedness or other obligations of Em3. Except for the current, monthly obligation to compensate the Company for those administrative services, Em3 is not indebted to the Company in any manner. The stockholders of Em3 are primarily the same as Concentra Holding's principal stockholders.

      OccMed Systems, Inc.

      The Company provides certain management and administrative services to OccMed Systems, Inc. ("OccMed Systems"), a company engaged in developing new, free-standing, primary care occupational healthcare centers. The Company's management and administrative services agreement with OccMed Systems continues through October 1, 2005. The services the Company provides include managing the development and construction of OccMed Systems' occupational healthcare centers, leasing employees to OccMed Systems, recruiting, hiring, and training employees for its occupational healthcare centers, and providing accounting, billing and collection services for its occupational healthcare centers. As of December 31, 2001, OccMed Systems owed the Company $2.2 million for the management and administrative services and reimbursable expenses provided for the year then ended. This amount was paid in full in January 2002.

      The Company has no ownership interest of any kind in OccMed Systems, nor does the Company have any option, right or obligation, directly or indirectly, to acquire any ownership interest of any kind in OccMed Systems. Except for the Company's obligation to provide management and administrative services, the Company has no indebtedness or other obligation of any kind to OccMed Systems nor has the Company guaranteed any indebtedness or other obligations of OccMed Systems. Except for the current, monthly obligation to compensate the Company for those management and administrative services, OccMed Systems is not indebted to the Company in any manner. The stockholders of OccMed Systems are primarily the same as Concentra Holding's principal stockholders and include certain of the Company `s directors.

13. Selected Quarterly Operating Results (Unaudited)

      The following table sets forth certain unaudited quarterly results of operations for the years ended December 31, 2001, and 2000. In management's opinion, this unaudited information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the financial statements and notes thereto included elsewhere in this document. The operating results for any quarter are not necessarily indicative of results for any subsequent quarter. Certain amounts in the table below have been adjusted to conform to the current presentation, which is different than previously reported on Form 10-Q (see "Note 2. Summary of Significant Accounting Policies, (o) Reclassifications." Amounts are stated in thousands.

                                                              Quarters Ended
                                             --------------------------------------------------
                                             March 31,    June 30,  September 30,  December 31,
                                                2001        2001         2001          2001
                                             ---------   ---------  -------------  ------------
Revenue                                      $ 198,083   $ 211,924    $ 209,226     $ 223,675
Cost of services                               156,968     161,249      160,646       180,257
                                             ---------   ---------    ---------     ---------
     Gross profit                               41,115      50,675       48,580        43,418
General and administrative expenses             18,671      19,924       18,557        23,946
Amortization of intangibles                      3,677       3,813        3,825         4,426
Non-recurring charge /1/                            --          --           --           546
Charges for acquisition of affiliate /1/            --          --           --         5,519
                                             ---------   ---------    ---------     ---------
     Operating income                           18,767      26,938       26,198         8,981
Interest expense, net                           16,910      16,753       16,564        16,442
Other, net                                       7,849      (2,922)      14,845           406
Provision (benefit) for income taxes              (554)      5,802         (309)       (1,182)
                                             ---------   ---------    ---------     ---------
     Net income (loss)                       $  (5,438)  $   7,305    $  (4,902)    $  (6,685)
                                             =========   =========    =========     =========

                         CONCENTRA OPERATING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                             Quarters Ended
                                                       -------------------------------------------------------
                                                        March 31,     June 30,    September 30,   December 31,
                                                         2000           2000           2000           2000
                                                       ---------      --------    -------------   ------------
Revenue                                                $ 181,096      $190,348       $192,764      $ 187,953
Cost of services                                         144,242       147,228        150,411        151,543
                                                       ---------      --------       --------      ---------
     Gross profit                                         36,854        43,120         42,353         36,410
General and administrative expenses                       16,919        16,246         16,149         17,177
Amortization of intangibles                                3,566         3,658          3,689          3,715
                                                       ---------      --------       --------      ---------
     Operating income                                     16,369        23,216         22,515         15,518
Interest expense, net                                     16,141        17,595         17,753         16,640
Other, net                                                (1,922)        2,367          2,109          6,569
Provision (benefit) for income taxes                         893         1,921          2,279           (731)
Cumulative effect of accounting change, net of tax            --            --             --          2,817
                                                       ---------      --------       --------      ---------
     Net income (loss)                                 $   1,257      $  1,333       $    374      $  (9,777)
                                                       =========      ========       ========      =========

----------
(1) These amounts relate to the acquisition of NHR. See "Note 4. Recent Acquisitions and Non-recurring Charges."

                                                        Supplemental Schedule II

                         CONCENTRA OPERATING CORPORATION
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                 Beginning    Charged                    Net Deductions    Ending
                                  Balance    To Income    Acquisitions   From Reserves     Balance
                                 ---------   ---------    ------------   -------------     -------
Sales Allowances
     1999                         $17,210     $16,101         $3,129         $16,997       $19,443
     2000                          19,443      18,888          1,695          22,293        17,733
     2001                          17,733      27,263          5,502          26,434        24,065

Contractual Allowances
     1999                         $ 4,650     $27,757         $  472         $23,799       $ 9,080
     2000                           9,080      31,550            570          34,040         7,160
     2001                           7,160      20,908             78          22,574         5,572

      Non-recurring charge breakout by major category was as follows:

                                                       Professional        Facility      Personnel
                                                            Fees       Consolidations     Related       Other          Total
Balance, December 31, 1998                               $     64          $ 6,050        $  1,372      $ 3,454      $ 10,940

1999 Provision:
     Third Quarter 1999 Charge                             29,334            1,795          21,574        1,716        54,419

1999 Usage:
     First Quarter 1998 Charge                               (473)             (39)           (326)        (187)       (1,025)
     First Quarter 1998 Charge - Change in Estimates          434             (966)            281          251            --
     Fourth Quarter 1998 Charge                                --           (3,285)         (1,225)      (1,446)       (5,956)
     Third Quarter 1999 Charge                            (28,405)              --         (21,524)      (1,758)      (51,687)
                                                         --------          -------        --------      -------      --------
Total 1999 Usage                                          (28,444)          (4,290)        (22,794)      (3,140)      (58,668)
                                                         --------          -------        --------      -------      --------
Balance, December 31, 1999                                    954            3,555             152        2,030         6,691

2000 Usage:
     First Quarter 1998 Charge                                 (2)            (175)             --           (2)         (179)
     Fourth Quarter 1998 Charge                                --             (494)            (49)        (184)         (727)
     Third Quarter 1999 Charge                               (949)            (708)           (140)        (163)       (1,960)
     Third Quarter 1999 Charge - Change in Estimates          100             (499)             90          309            --
                                                         --------          -------        --------      -------      --------
Total 2000 Usage                                             (851)          (1,876)            (99)         (40)       (2,866)
                                                         --------          -------        --------      -------      --------
Balance, December 31, 2000                                    103            1,679              53        1,990         3,825

2001 Provision:
     Fourth Quarter 2001 Accrual                              716            4,115           1,892           --         6,723

2001 Usage:
     First Quarter 1998 Charge                                 --              (51)             --          (70)         (121)
     Fourth Quarter 1998 Charge                                --             (388)             --         (567)         (955)
     Third Quarter 1999 Charge                                (45)            (375)             --          (33)         (453)
     Fourth Quarter 2001 Accrual                             (688)            (226)           (136)          --        (1,050)
                                                         --------          -------        --------      -------      --------
Total 2001 Usage                                             (733)          (1,040)           (136)        (670)       (2,579)
                                                         --------          -------        --------      -------      --------

Balance, December 31, 2001                               $     86          $ 4,754        $  1,809      $ 1,320      $  7,969
                                                         ========          =======        ========      =======      ========

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Shareholder and Board of Directors of Concentra Operating Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Concentra Operating Corporation (a Nevada corporation and a wholly owned subsidiary of Concentra Inc.) and subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of operations, cash flows and stockholder's equity for each of the two years in the period ended December 31, 2000, included in this Form 10-K and have issued our report thereon dated November 20, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.

The schedule listed in the index of the consolidated financial statement schedules is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements as of December 31, 2000, and for each of the two years in the period ended December 31, 2000, taken as a whole.


                                                  /s/ ARTHUR ANDERSEN LLP
                                                  ------------------------------

                                                  ARTHUR ANDERSEN LLP

Dallas, Texas,
November 20, 2001

                                INDEX TO EXHIBITS

                           INCORPORATION BY REFERENCE

Exhibit
 Number                           Description
--------                          -----------
     2.1 Agreement and Plan of Reorganization dated August 29, 1997, by and among CRA Managed Care, Inc., OccuSystems, Inc., and Concentra Inc., formerly known as Concentra Managed Care, Inc. ("Concentra Holding") (incorporated by reference as Exhibit 2.1 to Concentra Holding's Annual Report on Form 10-K for the year ended December 31, 1997).

     2.2 Agreement and Plan of Merger dated February 24, 1998, by and among Concentra Holding and Preferred Payment Systems, Inc. (incorporated by reference to Exhibit 2.2 to Concentra Holding's Annual Report on Form 10-K for the year ended December 31, 1997).

     2.3 Agreement and Plan of Merger dated March 2, 1999, by and between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding's Current Report on Form 8-K filed on March 3,1999).

     2.4 Amended and Restated Agreement and Plan of Merger dated March 24, 1999, by and between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding's Current Report on Form 8-K filed on July 14, 1999).

   **2.5    Agreement and Plan of Merger dated as of November 2, 2001, by and among Concentra Holding, NHR Acquisition Company, Inc., and National Healthcare Resources, Inc.

    *3.1    Articles of Incorporation of Concentra Operating Corporation (
              "Concentra Operating ").

    *3.2    Amended and Restated By-Laws of Concentra Operating.

    *4.1    Indenture dated as of August 17, 1999, by and between Concentra
              Operating and United States Trust Company of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating.

   **4.2    Supplemental Indenture dated as of November 5, 2001, among Concentra
              Operating, HealthNetwork Systems, LLC, Medical Network Systems, LLC, and The Bank of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating.

   **4.3    Supplemental Indenture dated as of November 20, 2001, among
              Concentra Operating, National Healthcare Resources, Inc., and The Bank of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating.

    *4.4    Indenture dated as of August 17, 1999, by and between Concentra
              Holding and United States Trust Company of New York, as Trustee, relating to the 14% Senior Discount Debentures due 2010.

    *4.5    Warrant Agreement dated as of August 17, 1999, by and among
              Concentra Holding and the several persons named on Schedule I thereto.

   **4.6    Amendment No. 1 to Warrant Agreement dated as of November 1, 2001, by and among Concentra Holding and the several warrant holders that are signatories thereto.

     4.7 Form of 13% Series B Senior Subordinated Notes due 2009 of Concentra Operating (included as an exhibit to Exhibit 4.1).

     4.8 Form of 14% Senior Discount Debentures due 2010 of Concentra Holding (included as an exhibit to Exhibit 4.4).

     4.9 Form of Warrant to acquire Concentra Holding common stock (included as an exhibit to Exhibit 4.5).

   *4.10    Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Operating, the Guarantors set forth on the signature pages thereof, and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and Fleet Securities, Inc., as initial purchasers.

  **4.11    Warrant Agreement dated as of November 1, 2001, by and among
              Concentra Holding and the several persons that are signatories thereto.

  **4.12    Form of Warrant to acquire Concentra Holding common stock (included as an exhibit to Exhibit 4.11).

   *4.13    Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Holding, and the persons named in Schedules I and II thereto.

  **4.14    Amendment No. 1 to Registration Rights Agreement dated as of
              November 1, 2001, by and among Concentra Holding, and the persons named in Schedules I and II thereto.

  **4.15    Amendment No. 2 to Registration Rights Agreement dated as of
              November 5, 2001, by and among Concentra Holding and the several persons that are signatories thereto.

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

  **10.2    Securities Purchase Agreement dated November 1, 2001, by and among
              Concentra Holding and the several purchasers named on Schedule I thereto, relating to the issuance and sale of 2,266,546 shares of Concentra Holding common stock and warrants to purchase 771,277 shares of Concentra Holding common stock.

   *10.3    Credit Agreement dated as of August 17, 1999, by and among Concentra
              Holding, Concentra Operating, the Several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as Co-Documentation Agents, and DLJ Capital Funding, Inc., as Syndication Agent (the "Credit Agreement").

    10.4 Credit Facility Agreement dated as of August 17, 1999, by and among Concentra Holding, Concentra Operating, the Several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as co-Documentation Agents and DLJ Capital Funding, Inc., as Syndication Agent, Amended and Restated as of March 21, 2000 (incorporated by reference to Exhibit 10.3 to Concentra Operating's Annual Report on Form 10-K for the year ended December 31, 1999).

  **10.5    First Amendment and Waiver dated as of October 18, 2001, by and among Concentra Holding, Concentra Operating, the Several Lenders from time to time parties to the Credit Agreement, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as co-Documentation Agents and Credit Suisse First Boston, successor to DLJ Capital Funding, Inc., as Syndication Agent

   *10.6    Purchase Agreement dated August 17, 1999, by and among Concentra
              Holding and the several persons named on Schedule I thereto, relating to the issuance and sale of $110,000,000 aggregate face amount of Concentra Holding's 14% Senior Discount Debentures due 2010 and Warrants to acquire Concentra Holding common stock.

  +*10.7    Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock
              Purchase Plan.

   +10.8    Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan
              (incorporated by reference to Appendix G to the Joint Proxy Statement/Prospectus forming a part of Concentra Holding's Registration Statement on Form S-4 filed on July 31, 1997).

  +*10.9    Employment Agreement dated as of August 17, 1999, between Concentra
              Holding and W. Tom Fogarty.

 +*10.10    Employment Agreement dated as of August 17, 1999, between Concentra
              Holding and James M. Greenwood.

 +*10.11    Employment Agreement dated as of August 17, 1999, between Concentra
              Holding and Richard A. Parr II.

 +*10.12    Employment Agreement dated as of August 17, 1999, between Concentra
              Holding and Daniel J. Thomas.

 +*10.13    Employment Agreement dated as of August 17, 1999, between Concentra
              Holding and Thomas E. Kiraly.

  +10.14    Employment Agreement dated as of December 4, 2000, between Concentra
              Holding and William H. Comte (incorporated by reference to Exhibit
              10.16 to Concentra Operating's Annual Report on Form 10-K for the year ended December 31, 2000).

   10.15    Indemnification Agreement dated as of September 17, 1997, between
              Concentra Holding and Daniel J. Thomas (identical agreements were executed as of September 17, 1997, between Concentra Holding and each of the following: Joseph F. Pesce, Richard A. Parr II, James
              M. Greenwood, W. Tom Fogarty, Kenneth Loffredo, Mitchell T. Rabkin, George H. Conrades, Robert A. Ortenzio, Lois E. Silverman, Paul B. Queally, John K. Carlyle) (incorporated by reference to
              Exhibit 10.17 to Concentra Holding's Annual Report on Form 10-K for the year ended December 31, 1997).

   10.16    Indemnification Agreement dated as of May 13, 1998, between
              Concentra Holding and Hon. Willis D. Gradison, Jr. (identical agreements executed between Concentra Holding and Stephen Read (dated December 16, 1997), Richard D. Rehm, M.D. (dated May 13,
              1998), Eliseo Ruiz III (dated May 11, 1998), Scott Henault (dated September 17, 1997), Darla Walls (dated December 16, 1997), Jeffrey R. Luber (dated December 16, 1997) and Martha Kuppens (dated December 16, 1997)) (incorporated by Reference to Exhibit
              10.3 to Concentra Holding's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

   10.17    Occupational Medicine Center Management and Consulting Agreement
              dated as of December 31, 1993, between Concentra Health Services, Inc. (formerly OccuCenters, Inc.) ("CHS") and Occupational Health Centers of Southwest, P.A., a Texas professional association (incorporated by reference to Exhibit 10.6 to OccuSystems' Annual Report on Form 10-K for the year ended December 31, 1995).

   10.18    Occupational Medicine Center Management and Consulting Agreement
              dated as of December 31, 1993, between CHS and Occupational Health Centers of Southwest, P.A., an Arizona professional association (incorporated by reference to Exhibit 10.7 to OccuSystems' Annual Report on Form 10-K for the year ended December 31, 1995).

   10.19    Occupational Medicine Center Management and Consulting Agreement
              dated as of December 31, 1993, between CHS and Occupational Health Centers of New Jersey, a New Jersey professional association (incorporated by reference to Exhibit 10.8 to OccuSystems' Registration Statement on Form S-1 filed on March 28, 1996).

 **10.20    Interim Administrative Services Agreement dated September 28, 2000, by and between CHS, and Em3 Corporation, formerly known as DevCorp Systems, Inc. ("Em3").

 **10.21    Amendment No. 1 to Interim Administrative Services Agreement dated as of July 1, 2001, by and between CHS and Em3.

 **10.22    Interim Software License Agreement dated October 1, 2000, by and among CHS, First Notice Systems, Inc. ("FNS"), and Em3.

 **10.23    Amendment No. 1 to Interim Software License Agreement dated July 1,
              2001, by and among CHS, FNS and Em3.

 **10.24    Administrative Services Agreement dated October 1, 2000, by and between CHS and OccMed Systems, Inc., formerly known as Concentra Development Corporation 2000.

 *10.25     Stockholders Agreement dated as of August 17, 1999, by and among
              Concentra Holding and the several persons named in Schedules I and II thereto.

 **10.26    Amendment No. 1 to Stockholders Agreement dated as of November 1,
              2001, by and among Concentra Holding and the several persons named in Schedules I and II thereto.

 **10.27    Stockholders Agreement dated as of November 20, 2001, by and among
              Concentra Holding, Welsh, Carson, Anderson & Stowe VIII, L.P., certain holders of common stock and warrants to purchase common stock of Concentra Holding, certain stockholders of National Healthcare Resources, Inc., and Ferrer, Freeman, Thompson & Co., LLC.-

  **21.1    Subsidiaries of Concentra Operating.

  **99.1    Management representation letter regarding Arthur Andersen LLP, dated March 29, 2002.

----------
* Incorporated by reference to the Registrants' Registration Statement on Form S-4, initially filed on November 12, 1999.
**    Filed herewith.
+ Indicates that Exhibit is a management contract or compensatory plan or arrangement.