Form 10-Q
period 2002-03-31
CONCENTRA OPERATING CORP
filed 2002-05-15
CIK 1098690

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

                  For the quarterly period ended March 31, 2002

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

As of May 1, 2002, the Registrant had outstanding an aggregate of 1,000 shares of its common stock, $.01 par value. The Registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation, which, as of May 1, 2002, had 31,604,777 shares outstanding of its common stock, $.01 par value.

================================================================================

                         CONCENTRA OPERATING CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                                    Page
                                                                                                                    ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets at March 31, 2002 (Unaudited) and December 31, 2001                            3

  Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2002 and 2001                 4

  Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2002 and 2001                 5

  Notes to Consolidated Financial Statements (Unaudited)                                                               6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                     12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                                17

PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                                                          18

Signature                                                                                                             18

ITEM 1.   FINANCIAL STATEMENTS

                         CONCENTRA OPERATING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                March 31,    December 31,
                                                                                  2002            2001
                                                                              -------------  ------------
                                                                               (Unaudited)
                                  ASSETS

Current assets:
     Cash and cash equivalents                                                 $    8,327     $    7,308
     Accounts receivable, net                                                     175,677        181,023
     Prepaid expenses and other current assets                                     37,509         38,760
                                                                               ----------     ----------
          Total current assets                                                    221,513        227,091

Property and equipment, net                                                       131,293        132,302
Goodwill and other intangible assets, net                                         478,489        475,500
Other assets                                                                       32,312         32,072
                                                                               ----------     ----------
          Total assets                                                           $863,607       $866,965
                                                                               ==========     ==========

                   LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Revolving credit facility                                                  $  21,500      $   6,000
     Current portion of long-term debt                                              5,106          4,211
     Accounts payable and accrued expenses                                        113,485        133,908
                                                                               ----------     ----------
          Total current liabilities                                               140,091        144,119

Long-term portion of debt                                                         551,242        552,270
Deferred income taxes and other liabilities                                        67,156         67,094
Fair value of hedging arrangements                                                 20,694         25,883
                                                                               ----------     ----------
          Total liabilities                                                       779,183        789,366

Stockholder's equity (deficit):
   Common stock                                                                        --             --
   Paid-in capital                                                                169,839        168,159
   Retained deficit                                                               (85,415)       (90,560)
                                                                               ----------     ----------
          Total stockholder's equity                                               84,424         77,599
                                                                               ----------     ----------
          Total liabilities and stockholder's equity                             $863,607       $866,965
                                                                               ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                         CONCENTRA OPERATING CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (in thousands)

                                                                           Three Months Ended
                                                                                March 31,
                                                                       --------------------------
                                                                          2002             2001
                                                                       ---------        ---------

Revenue:
   Health Services                                                     $ 101,676        $ 106,352
   Network Services                                                       57,229           42,345
   Care Management Services                                               79,475           52,061
                                                                       ---------        ---------
         Total revenue                                                   238,380          200,758

Cost of Services:
   Health Services                                                        93,826           88,101
   Network Services                                                       33,551           26,247
   Care Management Services                                               67,372           45,295
                                                                       ---------        ---------
         Total cost of services                                          194,749          159,643
                                                                       ---------        ---------
             Total gross profit                                           43,631           41,115

General and administrative expenses                                       22,389           18,671
Amortization of intangibles                                                  929            3,677
                                                                       ---------        ---------
             Operating income                                             20,313           18,767

Interest expense, net                                                     16,421           16,910
(Gain) loss on change in fair value of hedging arrangements               (5,190)           6,726
Loss of acquired affiliate, net of tax                                        --            1,116
Other, net                                                                   368                7
                                                                       ---------        ---------
             Income (loss) before income taxes                             8,714           (5,992)
Provision (benefit) for income taxes                                       3,569             (554)
                                                                       ---------        ---------
             Net income (loss)                                         $   5,145        $  (5,438)
                                                                       =========        =========



   The accompanying notes are an integral part of these financial statements.

                         CONCENTRA OPERATING CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    ------------------------
                                                                                      2002            2001
                                                                                    --------        --------

Operating Activities:
   Net income (loss)                                                                $  5,145        $ (5,438)
   Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
        Depreciation of property and equipment                                         9,195           6,504
        Amortization of intangibles                                                      929           3,677
        (Gain) loss on change in fair value of hedging arrangements                   (5,190)          6,726
   Changes in assets and liabilities, net of acquired assets and liabilities:
        Accounts receivable, net                                                       5,290          (3,119)
        Prepaid expenses and other assets                                              1,482            (238)
        Accounts payable and accrued expenses                                        (20,955)         (3,772)
                                                                                    --------        --------
          Net cash provided by (used in) operating activities                         (4,104)          4,340
                                                                                    --------        --------

Investing Activities:

   Acquisitions, net of cash acquired                                                 (1,800)        (15,006)
   Proceeds from the licensing of internally-developed software                          515              --
   Purchases of property and equipment                                                (9,121)         (5,990)
                                                                                    --------        --------
          Net cash used in investing activities                                      (10,406)        (20,996)
                                                                                    --------        --------

Financing Activities:

   Borrowings under revolving credit facilities, net                                  15,500           17,000
   Contribution from issuance of common stock by parent                                  162              272
   Repayments of long-term debt                                                         (133)          (1,081)
                                                                                    --------        ---------
          Net cash provided by financing activities                                   15,529           16,191
                                                                                    --------        ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                   1,019             (465)

Cash and Cash Equivalents, beginning of period                                         7,308            6,549
                                                                                    --------        ---------

Cash and Cash Equivalents, end of period                                            $  8,327        $   6,084
                                                                                    ========        =========
   Supplemental Disclosure of Cash Flow Information:
   Interest paid                                                                    $ 21,829        $  20,718
   Income taxes paid, net                                                           $    680        $     237
   Liabilities and debt assumed in acquisitions                                     $    400        $     743
   Net asset contribution from parent                                               $     --        $     938





              The accompanying notes are an integral part of these
                       consolidated financial statements

                         CONCENTRA OPERATING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The accompanying unaudited consolidated financial statements have been prepared by Concentra Operating Corporation (the "Company" or "Concentra Operating") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Results for interim periods should not be considered indicative of results for a full year. These consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes for the year ended December 31, 2001, included in the Company's 2001 Form 10-K, where certain terms have been defined. Earnings per share has not been reported for all periods presented, as Concentra Operating is a wholly-owned subsidiary of Concentra Inc. ("Concentra Holding") and has no publicly held shares.

(1)  Reclassifications and Change in Estimate

     Certain reclassifications have been made in the 2001 financial statements to conform to classifications used in 2002. The Company's first quarter 2001 bad debt expense of $2.7 million has been reclassified from revenue to cost of services to conform to the classifications used in 2002. This reclassification resulted from a change in the Company's process and methodology for estimating bad debt and sales allowances. Following an extensive review of the Company's accounts receivable history and collection experience, utilizing new data provided by recently implemented information systems, the Company determined that additional sales allowances and bad debt reserves of $7.1 million were required as of March 31, 2002. This reserve increase related primarily to the Company's Health Services segment, offset by reserve reductions in other segments. Total sales and contractual allowances on the Company's accounts receivable were $37.3 million and $29.6 million at March 31, 2002 and December 31, 2001, respectively.

     The consolidated statements of income and cash flows for the quarter ended March 31, 2001, have been adjusted to include the results of National Healthcare Resources, Inc. ("NHR"). On November 20, 2001, the Company acquired all of the outstanding shares of capital stock of NHR. Because the Company is controlled by its primary shareholder, Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS"), and because WCAS owned approximately a 48% portion of the common voting equity in NHR, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the historical costs of NHR's assets and liabilities were utilized to the extent of WCAS' proportionate ownership interest in NHR and the remainder of the acquisition was accounted for under the purchase method of accounting, whereby assets and liabilities are "stepped-up" to fair value with the remainder allocated to goodwill. The Company recognized NHR's historical net income and loss as a non-operating item in proportion to WCAS' investment in NHR utilizing the equity method of accounting from August 17, 1999 through October 31, 2001. As a result, the amounts reported in the consolidated financial statements of the Company differ from amounts previously reported in the Company's Form 10-Q for the quarter ended March 31, 2001.

(2)  Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS"), "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The statement will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect on its consolidated financial statements of this standard when adopted.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement provides a single accounting model for long-lived assets to be disposed. The Company adopted SFAS 144 on January 1, 2002. The adoption did not have a material impact on the Company's consolidated financial position, results of operation or cash flows.

                         CONCENTRA OPERATING CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

(3)  Goodwill and Other Intangible Assets

     In July 2001, the FASB issued SFAS 141, "Business Combinations" ("SFAS 141") and SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. The Company adopted SFAS 141 and SFAS 142 effective January 1, 2002. Under SFAS 142, goodwill and indefinite life intangible assets, such as the Company's trademarks, are no longer amortized, but are subject to annual impairment tests. Other intangible assets with finite lives, such as non-compete agreements, will continue to be amortized over their useful lives. In addition, assembled workforce is no longer defined as an acquired intangible asset under SFAS 141. Accordingly, the Company reclassified assembled workforce to goodwill and recognized no amortization of goodwill or assembled workforce during the three months ended March 31, 2002.

     The Company has completed the first step of the transitional impairment test for intangible assets with indefinite lives and has determined that no potential material impairment exists. The Company is also required to complete the first step of the transitional impairment test for goodwill within six months of adoption of SFAS 142 and to complete the final step of the transitional impairment test by the end of the calendar year. The Company anticipates the results of this assessment will not have a material impact on the Company's balance sheet or statement of operations. The Company's future earnings may periodically be affected in a materially adverse manner should particular segments of its goodwill balances become impaired pursuant to the valuation methodology.

     In accordance with SFAS 142, prior period amortization expense has not been restated. A reconciliation of the previously reported net loss for the three months ended March 31, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows (in thousands):

               Net loss:
                    As reported                                 $ (5,438)
                    Add: amortization expense adjustment           2,193
                                                                --------
                    As adjusted                                 $ (3,245)
                                                                ========

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


     The net carrying value of goodwill and other intangible assets is comprised of the following (in thousands):

                                                                        March 31,     December 31,
                                                                          2002            2001
                                                                       -----------    ------------
      Amortized intangible assets, gross:
           Customer contracts                                           $    5,886      $    5,886
           Covenants not to compete                                          4,728           4,728
           Customer lists                                                    3,295           3,295
           Servicing contracts                                               3,293           3,293
           Licensing and royalty agreements                                    285             285
                                                                       -----------    ------------
                                                                            17,487          17,487
      Accumulated amortization of amortized intangible assets:
           Customer contracts                                                 (630)           (252)
           Covenants not to compete                                           (553)           (222)
           Customer lists                                                   (2,029)         (1,919)
           Servicing contracts                                                (137)            (55)
           Licensing and royalty agreements                                    (44)            (17)
                                                                       -----------    ------------
                                                                            (3,393)         (2,465)
                                                                       -----------    ------------
      Amortized intangible assets, net                                      14,094          15,022

      Non-amortized intangible assets:
           Goodwill                                                        464,241         460,032
           Assembled workforce                                                  --             292
           Trademarks                                                          154             154
                                                                       -----------    ------------
                                                                        $  478,489      $  475,500
                                                                       ===========    ============

     The change in the net carrying amount of goodwill during the three months ended March 31, 2002 is due to the reclassification of assembled workforce to goodwill of $0.3 million and $3.8 million of goodwill for acquisitions. The change in the net carrying amount of amortized intangible assets is due to amortization.

     The net carrying value of goodwill by operating segment is as follows (in thousands):

                                                                        March 31,     December 31,
                                                                          2002            2001
                                                                       -----------    ------------
                     Health Services                                    $  230,524      $  226,376
                     Network Services                                      187,072         187,011
                     Care Management Services                               46,645          46,645
                                                                       -----------    ------------
                                                                        $  464,241      $  460,032
                                                                       ===========    ============

     Amortization expense for intangible assets with finite lives was $0.9 million for the three months ended March 31, 2002. Estimated amortization expense on intangible assets with finite lives for the five succeeding fiscal years is as follows (in thousands):

                                               Years Ended
                                               December 31,
                                               ------------
                      2002                        $  3,686
                      2003                           3,612
                      2004                           3,162
                      2005                           2,182
                      2006                             537

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

(4)  Revolving Credit Facility and Long-Term Debt

     The Company's long-term debt as of March 31, 2002, and December 31, 2001, consisted of the following (in thousands):

                                                  March 31,       December 31,
                                                    2002              2001
                                                  ---------       ------------
     Term Facilities:
          Tranche B due 2006                       $243,750           $243,750
          Tranche C due 2007                        121,875            121,875
     13.0% Senior Subordinated Notes due 2009       190,000            190,000
     Other                                              723                856
                                                   --------           --------
                                                    556,348            556,481
        Less: Current maturities                     (5,106)            (4,211)
                                                   --------           --------
     Long-term debt, net                           $551,242           $552,270
                                                   ========           ========


     The Company had revolving credit borrowings of $21.5 million and $6.0 million at March 31, 2002 and December 31, 2001, respectively. As of March 31, 2002, and December 31, 2001, accrued interest was $7.7 million and $13.7 million, respectively.

     The $475 million senior secured credit agreement ("Credit Facility") and the $190 million 13% Senior Subordinated Notes ("13% Subordinated Notes") contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company's capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, for the first quarter of 2002. These ratio tests become more restrictive for future periods. The Company's ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. Although the Company currently believes its long-term growth strategies will be sufficient to meet its ratio requirements, the Company will seek to amend the Credit Facility in coming quarters to make the ratio tests less restrictive in future periods. The Company's obligations under the Credit Facility are secured by a pledge of stock in the Company's subsidiaries and a pledge of the Company's and its subsidiaries' assets.

     The fair value of the Company's borrowings under the Credit Facility was $387.3 million and $372.6 million, as of March 31, 2002 and December 31, 2001, respectively. The fair value of the Company's 13% Subordinated Notes was $214.7 million and $207.1 million at March 31, 2002 and December 31, 2001, respectively. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

(5)  Non-Recurring Costs

     During the three months ended March 31, 2002, the Company paid approximately $2.7 million related to the non-recurring costs that occurred in the first quarter of 1998, fourth quarter of 1998, third quarter of 1999 and fourth quarter of 2001. At March 31, 2002, approximately $5.1 million of the accrual for these non-recurring charges remain for facility lease obligations, personnel reductions and other payments. The Company anticipates that the majority of this liability will be paid over the next 12 months.

                         CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

(6)  Changes in Stockholder's Equity

     In addition to the effects on Stockholder's Equity from the Company's results of operations that decreased the retained deficit, the Company's paid-in capital increased in 2002 on a year to date basis due to Concentra Holding's contribution of both $1.5 million of tax benefits and $0.2 million of assets received in connection with issuance of common stock by Concentra Holding.

(7)  Segment Information

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

                        CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

     The Company's unaudited financial data on a segment basis was as follows (in thousands):

                                                                 Three Months Ended
                                                                      March 31,
                                                             --------------------------
                                                                2002            2001
                                                             ----------      ----------
Revenue:
     Health Services                                          $101,676        $106,352
     Network Services                                           57,229          42,345
     Care Management Services                                   79,475          52,061
                                                              --------        --------
                                                               238,380         200,758
Gross profit:
     Health Services                                             7,850          18,251
     Network Services                                           23,678          16,098
     Care Management Services                                   12,103           6,766
                                                              --------        --------
                                                                43,631          41,115
Operating income:
     Health Services                                             1,966           9,194
     Network Services                                           16,462          11,247
     Care Management Services                                    6,834           3,579
     Corporate general and administrative expenses              (4,949)         (5,253)
                                                              --------        --------
                                                                20,313          18,767

Interest expense, net                                           16,421          16,910
(Gain) loss on change in fair value of hedging
  arrangements                                                  (5,190)          6,726
Loss of acquired affiliate, net of tax                              --           1,116
Other, net                                                         368               7
                                                              --------        --------
Income (loss) before income taxes                                8,714          (5,992)
Provision (benefit) for income taxes                             3,569            (554)
                                                              --------        --------
Net income (loss)                                             $  5,145        $ (5,438)
                                                              ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section contains certain forward-looking statements that are based on management's current views and assumptions regarding future events, future business conditions and the outlook based on currently available information. Wherever possible, we have identified these "forward-looking statements" (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) by words and phrases such as "anticipates", "plans," "believes," "estimates," "expects," "will be developed and implemented," and similar expressions.

     Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, we can give no assurance that we will achieve these plans, intentions or expectations. We caution readers not to place undue reliance on these forward-looking statements. They are subject to risks and uncertainties, and future events could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, these statements. These factors include:

o the effects of general industry and economic conditions, including declines in nationwide employment levels and rates of workforce injuries;
o the impact of the services provided by our competitors and the pricing of such services;
o our ability to manage business growth and diversification and the effectiveness of our information systems and internal controls;
o our ability to identify suitable acquisition candidates or joint venture relationships for expansion and to consummate such transactions on favorable terms;
o our ability to integrate successfully the operations and information systems of acquired companies;
o our ability to attract and retain qualified professionals and other employees;
o the impact of changes in, and restrictions imposed by, legislative and administrative regulations affecting the workers' compensation, insurance and healthcare industries in general;
o our ability to meet our debt, interest and operating lease payment and covenant obligations;
o    possible litigation and legal liability in the course of operations;
o    fluctuations in interest and tax rates;
o    shifts in customer demand for the services we provide;
o increases in the costs at which we can obtain goods and services we require in order to operate our businesses; and
o opportunities that others may present to us or that we may pursue, all of which are difficult to predict and beyond the control of management.

     All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained herein. In light of these risks, uncertainties and assumptions, the forward-looking events we discuss herein might not occur. Our forward-looking statements speak only as of the date made. Other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Reference is hereby made to the Company's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission, where certain terms have been defined and for certain considerations that could cause actual results to differ materially from those contained in this document.

     Overview

     Concentra Operating Corporation (the "Company") is the largest company dedicated primarily to providing healthcare management, network services and care management services to the workers' compensation market and a leading provider of these services to the auto insurance and disability insurance markets. We are also the largest provider of out-of-network bill review services to the group health marketplace. Our comprehensive services are organized into the following segments: Health Services, Network Services and Care Management Services.

     Through our Health Services segment, we provide specialized injury and occupational healthcare services to employers through our network of health centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides a full complement of non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. For the three months ended March 31, 2002 and 2001, Health Services derived 59.8% and 66.6% of its net revenue from the treatment of work-related injuries and illnesses, respectively and 40.2% and 33.4% of its net revenue from non-injury and non-illness related medical services, respectively.

     The Network Services segment reflects those businesses that involve the review and repricing of provider bills and that are routinely compensated based on the degree to which the Company achieves savings for its clients. This segment includes our specialized preferred provider organization, provider bill repricing and review, out-of-network bill review and first report of injury services.

     The Care Management Services segment reflects the Company's professional services aimed at curtailing the cost of workers' compensation and auto claims through field case management, telephonic case management, independent medical examinations and utilization management. These services also concentrate on monitoring the timing and appropriateness of medical care.

     The following table provides certain information concerning our service locations:

                                                                                                            Year Ended
                                                                             Three Months Ended            December 31,
                                                                                  March 31,            -------------------
                                                                                    2002                 2001       2000
                                                                                  ---------            -------------------
Service locations at the end of the period:
   Occupational healthcare centers(1).                                               233                  231        216
   Network Services                                                                   34                   35         34
   Care Management Services                                                          143                  142        106
Occupational healthcare centers acquired during the period(2)                          2                   15          8
Occupational healthcare centers--same market revenue growth (decrease)(3)           (4.7)%                0.8%       6.7%

--------------------
(1) Does not include the assets of the occupational healthcare centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.

(2) Represents occupational healthcare centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period.

(3) Same market revenue growth sets forth the aggregate net change from the prior period for all markets in which Health Services has operated healthcare centers for the previous two full years (excluding revenue growth due to acquisitions of additional centers).

Results of Operations for the Three Months Ended March 31, 2002 and 2001

Revenue

     Total revenue increased 18.7% in the first quarter of 2002 to $238.4 million from $200.8 million in the first quarter of 2001. Due primarily to a change in accounting estimate for accounts receivable allowances, which is discussed more fully below, our Health Services segment reflected a 4.4% decline in revenue to $101.7 million in the first quarter of 2002 from $106.4 million in the first quarter of 2001. While our Network Services and Care Management Services segments reflected significant growth in their reported revenue during the quarter, these revenue increases were largely due to the acquisition of National Healthcare Resources, Inc. ("NHR") in November of 2001. Had we owned NHR in the prior year, the comparative revenue for the Network Services segment of its business would have been approximately the same as the prior year revenue and the revenue from the Care Management Services would have increased by approximately 4.2%. In total, excluding the effects of the change in accounting estimate and including the pro forma results of NHR, our total revenue grew by approximately $5.8 million, or 2.4%, over the prior year.

     Due to a change in accounting estimate for accounts receivable reserves, an increase to sales allowances in the first quarter of 2002 reduced revenue by $5.4 million. Following an extensive review of our accounts receivable history and collection experience, utilizing new data provided by recently implemented information systems, we determined that additional sales allowances were required as of March 31, 2002. This increase in accounts receivable reserves related primarily to the Company's Health Services segment, which reduced its revenue by $7.9 million in the quarter, and was partially offset by receivables reserve adjustments of $2.5 million in the Company's other business segments.

     Excluding the effect of this reserve adjustment, Health Services' revenue increased 3.0% due to acquisitions of healthcare centers during the past twelve months and an increase of average revenue per visit. The Company acquired eight new centers in the last three quarters of 2001 and two new centers in the first quarter of 2002. The number of patient visits per day to Health Services' centers in the first quarter of 2002 decreased 0.9% in total compared with the first quarter of 2001 and 6.2% on a same-market basis. During the first quarter of 2002, we experienced a decline in non-injury related visits as compared to the same period in the prior year, primarily due to the decrease in the number of new-hires being made by our clients. Additionally, we had a decrease in injury visits due to a decline in the number of injuries occurring in our clients' workplaces. This lower level of new-hire activity has reduced the number of pre-employment drug screens and physical exams from the levels we experienced when the economy was stronger. We believe our growth in non-injury services will return once the nationwide economy improves and new-hire activity increases. We additionally believe that increases in our same market injury visits will resume once nationwide employment and economic output increases to more traditional rates of growth. On a same-market basis, average revenue per visit increased 1.6% for the quarter as compared to the same period in the prior year, primarily due to increases in the average prices charged for our services. The average fees charged for injury visits are generally higher than those charged for non-injury related visits. Injury-related visits constituted 59.8% of total visits in the first quarter of 2002 as compared to 66.6% in the first quarter 2001.

     The reported increase in Network Services' revenue is primarily attributable to the acquisition of NHR in November 2001. Additionally, revenue increased by $1.3 million due a reduction in sales allowances for our out-of-network review business. Excluding these effects, revenue from our Network Services segment were approximately the same as in the prior year. The Company's growth from existing services related primarily to our out-of-network review business. Within the Network Services segment, we experienced growth in our revenue from out-of-network medical bill review services of approximately 8.2% in the first quarter as compared to the first quarter of 2001. This growth was primarily due to an increase in the amount of gross charges reviewed as compared to the prior year and the rate of savings achieved through our review of medical charges. This increase in revenue was offset by a decrease in the comparative revenue from our preferred provider organization, provider bill repricing and review and first notice of loss services. This decrease relates primarily to the decline in nationwide workers' compensation claim volumes discussed above. We believe these year over year decreases relate primarily to the lower comparative employment levels and associated injury rates, which have been caused by the decline in the nationwide economic trends over the past year. We also believe that growth in these lines of service will resume once the nationwide economy improves and levels of employment resume their more traditional rates of growth.

     Revenue growth for Care Management Services was primarily due to increases in our independent medical examinations services and, to a lesser extent, increases in referral volume for our case management business. This revenue growth was due to both increases in existing business, as well as the acquisition of NHR. At this time, we anticipate continuing moderate growth in this business segment. The revenue increase in the first quarter of 2002 was also affected by a $1.2 million reduction in accounts receivable allowances for our case management business.

Cost of Services

     Total cost of services increased 22.0% in the first quarter of 2002 to $194.7 million from $159.6 million in the first quarter of 2001. As part of the review of our accounts receivable history and collection experience, Health Services recorded an adjustment of $1.7 million in the first quarter of 2002 to increase its bad debt reserves. Excluding this adjustment, the cost of services for our Health Services segment would have increased by $4.0 million, or 4.5%, primarily due to an increase in the number of health centers as compared to the prior year. Increases in our Care Management Services and Network Services segments related primarily to the acquisition of NHR in November of 2001. If the Company had owned NHR in the prior year, the cost of services for our Network Services segment would have declined approximately $1.7 million on a comparative basis, and the cost of services of our Care Management segment would have increased by approximately $2.1 million.

     Total gross profit increased 6.1% to $43.6 million in the first quarter of 2002 from $41.1 million in the first quarter of 2001. Due primarily to a change in accounting estimate for accounts receivable reserves, gross profit as a percentage of revenue decreased to 18.3% in the first quarter of 2002 compared to 20.5% in the first quarter of 2001. Without the first quarter 2002 adjustments to sales allowances and bad debt reserves totaling $7.1 million, total gross profit increased 23.4%, while the gross profit margin increased 0.3% to 20.8% in the first quarter of 2002 over the same prior year period.

     Health Services' gross profit decreased 57.0% to $7.9 million in the first quarter of 2002 from $18.2 million in the first quarter of 2001 and its gross profit margin decreased by 9.4% to 7.7% from 17.2% for the same respective periods. The primary factor in this gross profit decrease was a $9.6 million increase in accounts receivable reserves related to the change in accounting estimate, consisting of a $7.9 million reduction in revenue and a $1.7 million increase in cost of services. Without these adjustments, Health Services' gross profit decreased 4.5%, while the gross profit margin decreased 1.2% to 15.9% for the first quarter of 2002 over the same prior year period. This decrease in underlying gross margin relates primarily to the generally lower relative margins from acquired centers. Also, this division has been impacted by economic and hiring trends, resulting in a decrease in the productivity levels of its centers as compared to the prior year. This division's costs were also affected by increases in insurance and information technology costs. Efforts to improve the management of expenses associated with physician costs and medical supplies did not fully offset the gross profit margin impact of the lower than anticipated volumes. The Company currently believes these trends will improve once the growth in nationwide employment levels resumes.

     Network Services' gross profit increased by 47.1% in the first quarter of 2002 to $23.7 million from $16.1 million in the first quarter of 2001, and its gross profit margin increased by 3.4% to 41.4% in the first quarter of 2002 from 38.0% in the first quarter of 2001. Excluding the effect of the decrease in the sales allowance in the first quarter of 2002, Network Services' gross profit increased 39.1%, while the gross profit margin increased 2.0% to 40.0% in the first quarter of 2002 from the same quarter in 2001. The increase in the gross profit primarily relates to the acquisition of NHR in 2001. The costs of providing our out-of-network services are relatively stable irrespective of short-term revenue changes, which contributed to the increase in the relative gross profit achieved during the quarter. Had we owned NHR in the prior year, the comparative gross profit for the Network Services segment would have increased by 5.7% and the comparative gross profit margin would have increased from 37.5% to 40.0%. This underlying increase in our pro forma gross margin relates primarily to synergies from our acquisition of NHR and to increased revenue from our existing out-of-network bill review services.

     Care Management Services' gross profit margin of 15.2% in the first quarter of 2002 increased 2.2% from 13.0% in the first quarter of 2001, and the gross profit increased by 78.9% to $12.1 million in the first quarter of 2002 from $6.8 million in the first quarter of 2001. Without the adjustment in the sales allowance in the first quarter of 2002, the gross profit increased 61.3%, while the gross profit margin increased 0.9% to 13.9% in the first quarter of 2002 from prior year's first quarter. The increases in gross profit and the gross profit margin were primarily due to the 2001 acquisition of NHR, as well as increases in revenue from our existing independent medical exams business. Had we owned NHR in the prior year, the comparative gross profit from our Care Management segment would have increased by 10.8% year over year and the gross profit margin would have increased from 13.1% to 13.9%. At this time, we anticipate that the margin percentage of this segment will continue to remain consistent with historical levels.

General and Administrative Expenses

     General and administrative expenses increased 19.9% in the first quarter of 2002 to $22.4 million from $18.7 million in the first quarter of 2001, or 9.4% and 9.3% as a percentage of revenue for the first quarters of 2002 and 2001, respectively. This increase was primarily due to our continued additions of personnel and information technology in order to support recent and planned growth, partially offset by the one-time effect of a $3.9 million reduction in employee benefits associated with our defined contribution plan. During the quarter, we elected to reduce our matching contribution to the defined contribution plan to the lesser of (1) 25% of participants' pretax contributions during the plan year or (2) 2% of eligible compensation as defined in the plan document subject to certain compensation limits. Had we owned NHR in the prior year, the comparative general and administrative expenses would have been approximately the same.

Amortization of Intangibles

     Amortization of intangibles decreased 74.7% in the first quarter of 2002 to $0.9 million from $3.7 million in the first quarter of 2001, or 0.4% and 1.8% as a percentage of revenue for the first quarters of 2002 and 2001, respectively. The decrease is primarily the result of the implementation of Statement of Financial Accounting Standards No. ("SFAS") 142

"Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002, which discontinued the amortization of goodwill and intangible assets with an indefinite life, partially offset by the amortization of other intangibles associated with the NHR acquisition in November 2001. Had we owned NHR in the prior year, the comparative amortization of intangibles would have been approximately the same under this new standard.

Interest Expense, net

     Interest expense decreased $0.5 million in the first quarter of 2002 to $16.4 million from $16.9 million in the first quarter of 2001 due primarily to lower interest rates in 2002. As of March 31, 2002, approximately 67.3% of our debt contains floating rates. Although we utilize interest rate hedges to manage a significant portion of this market exposure, rising interest rates would negatively impact our results. See "Liquidity and Capital Resources" and "Item
3. Quantitative and Qualitative Disclosures About Market Risk."

Interest Rate Hedging Arrangements

     We utilize interest rate collars to reduce our exposure to variable interest rates and, in part, because such arrangements are required under our current senior secured credit agreement. These collars generally provide for certain ceilings and floors on interest payments as the three-month LIBOR rate increases and decreases, respectively. The changes in fair value of this combination of ceilings and floors are recognized each period in earnings. We recorded a gain of $5.2 million in the first quarter of 2002 and a loss of $6.7 million in the first quarter of 2001, based upon the change in the fair value of our interest rate collar agreements. This earnings impact and any subsequent changes in our earnings as a result of the changes in the fair values of the interest rate collars are non-cash charges or credits and do not impact cash flows from operations or operating income. There have been, and may continue to be, periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. Further, if we hold these collars to maturity (2004 and 2005), the earnings adjustments will offset each other on a cumulative basis and will ultimately equal zero.

Provision for Income Taxes

     We recorded a tax provision of $3.6 million in the first quarter of 2002 compared with a tax benefit of $0.6 million in the first quarter of 2001, which reflects effective tax rates of 41.0% and 9.2%, respectively. The effective rate differs from the statutory rate due to the non-deductibility of goodwill and certain fees and expenses associated with acquisition costs, and to a lesser extent, the impact of state income taxes. Due to our current relationship of taxable book income as compared to net income, our effective rate can vary significantly from one period to the next depending on the relative changes in net income. As such, we currently expect further variation in our effective rate in 2002.

Liquidity and Capital Resources

     We used $4.1 million in cash from operating activities for the three months ended March 31, 2002, and provided $4.3 million for the same three month period last year. The decrease in cash from operating activities in the first quarter of 2002 as compared to the same period in 2001 was primarily a result of decreased accounts payable and accrued liabilities, partially offset by better collections on accounts receivable. During the first three months of 2002, $14.2 million of cash was used for working capital purposes, primarily related to a decrease in accounts payable and accrued expenses of $21.0 million, partially offset by decreases in accounts receivable of $5.3 million and prepaid and other assets of $1.5 million. During the first quarter of 2002, accounts payable and accrued expenses decreased primarily due to the timing of certain payments, including payment of accrued interest in our debt and payroll-related items. The first quarter 2002 decrease in net accounts receivable primarily relates to a $7.1 million net adjustment to increase sales allowances and bad debt reserves, partially offset by increases in accounts receivable due to revenue growth. The 2002 adjustment was a result of the change in accounting estimate for accounts receivable reserves discussed earlier. During the first three months of 2001, $7.1 million of cash was used for working capital purposes, primarily related to increases in accounts receivable of $3.1 million and in prepaid expenses and other assets of $0.2 million and a decrease in accounts payable and accrued expenses of $3.8 million. During the first quarter of 2001, accounts receivable increased primarily due to continued revenue growth, while accounts payable and accrued expenses decreased primarily due to the timing of certain payments, including payment of accrued interest on the Company's debt and payroll-related items.

     During the quarter ended March 31, 2002, we made approximately $2.7 million in cash payments related to the non-recurring charges that occurred in the first quarter of 1998, fourth quarter of 1998, third quarter of 1999 and fourth quarter of 2001. At March 31, 2002 approximately $5.1 million of the accrual for these non-recurring charges remained for facility lease obligations, personnel reduction costs and other payments. We anticipate that the majority of this liability will be paid over the next 12 months.

     In the first quarter of 2002, we used net cash of $1.8 million in connection with acquisitions and $9.1 million of cash to purchase property and equipment, the majority of which was spent on new computer hardware and software technology, as well as leasehold improvements. Cash flows from investing activities also included $0.5 million of cash received from the sale of internally-developed software. As required by accounting pronouncements, the proceeds were offset against the amount capitalized on the consolidated balance sheet and were not recognized as revenue. For the three months ended March 31, 2001, we used net cash of $15.0 million in connection with acquisitions and $6.0 million of cash to purchase property and equipment during the first quarter of 2001, the majority of which was spent on new computer hardware and software technology, as well as leasehold improvements.

     Cash flows provided by financing activities in the first quarter of 2002 of $15.5 million was primarily due to increased borrowing on our revolving credit facility of $15.5 million and $0.1 million in net proceeds from issuance of common stock by our parent company, reduced by debt repayments of $0.1 million. Cash flows provided by financing activities of $16.2 million in the first quarter of 2001 was due primarily from $17.0 million in additional borrowings under our revolving credit facilities and $0.3 million in net proceeds from issuance of common stock by our parent company, partially offset by $1.1 million in debt repayments.

     We were in compliance with our covenants, including our financial covenant ratio tests, in the first quarter of 2002. These ratio tests become more restrictive in future periods. Our ability to be in compliance with these more restrictive ratios will be dependent on our ability to increase cash flows over current levels. Although we currently believe our long-term growth strategies will be sufficient to meet our ratio requirements, we will seek to amend our senior credit facility in coming quarters to make the ratio tests less restrictive in future periods. At March 31, 2002, we had borrowings outstanding under our revolving credit facility of $21.5 million.

     We currently believe that our cash balances, the cash flow generated from future operations and our borrowing capacity under our revolving credit facility will be sufficient to fund our working capital, occupational healthcare center acquisitions and capital expenditure requirements for the foreseeable future. Our long-term liquidity needs will consist of working capital and capital expenditure requirements, the funding of any future acquisitions, and repayment of borrowings under our revolving credit facility and the repayment of outstanding indebtedness. We intend to fund these long-term liquidity needs from the cash generated from operations, available borrowings under our revolving credit facility and, if necessary, future debt or equity financing. However, our ability to generate cash is subject to general economic and industry conditions that are beyond our control. Therefore, it is possible that our business will not generate sufficient cash flow from operations. Additionally, we cannot be certain that any future debt or equity financing will be available on terms favorable to us, or that our long-term cash generated from operations will be sufficient to meet our long-term obligations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. In order to hedge a portion of this risk under our current credit agreements, we have utilized interest rate collars. We have performed sensitivity analyses to assess the impact of changes in the interest rates on the value of our market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value or cash flow relative to our debt instruments. However, the same hypothetical 10% movement in interest rates would change the fair value of our hedging arrangements and pretax earnings by $1.45 million as of March 31, 2002. Market rate volatility is dependent on many factors that are impossible to forecast and actual interest rate increases could be more or less severe than this 10% increase. For more information on the interest rate collars, see Note 5 in the audited consolidated financial statements of the Company's 2001 Form 10-K.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and reports on form 8-K



(a)  Exhibits:

         None

(b)  Reports on Form 8-K during the quarter ended March 31, 2002:

         Form 8-K/A filed February 4, 2002 reporting under Item 7 the financial statements and pro forma financial information for the Company's acquisition of National Healthcare Resources, Inc.

         Form 8-K filed February 12, 2002 reporting under Item 5 the Company's press release announcing the Company's earnings for the quarter and year ended December 31, 2001.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CONCENTRA OPERATING CORPORATION


May 15, 2002                       By: /s/ Thomas E. Kiraly
                                   ---------------------------------------------
                                   Thomas E. Kiraly
                                   Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)