Form 10-Q
period 2002-06-30
CONCENTRA OPERATING CORP
filed 2002-08-14
CIK 1098690

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

                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of August 1, 2002, the Registrant had outstanding an aggregate of 1,054 shares of its common stock, $.01 par value. The Registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation, which, as of August 1, 2002, had 31,591,509 shares outstanding of its common stock, $.01 par value.

================================================================================

                         CONCENTRA OPERATING CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                                    Page
                                                                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets at June 30, 2002 (Unaudited) and December 31, 2001                            3

   Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2002 and 2001         4

   Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2002 and 2001                   5

   Notes to Consolidated Financial Statements (Unaudited)                                                              6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                        12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                   19

PART II. OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders                                                          20

Item 6.  Exhibits and Reports on Form 8-K                                                                             20

Exhibit Index                                                                                                         22

ITEM 1. FINANCIAL STATEMENTS

                         CONCENTRA OPERATING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 June 30,     December 31,
                                                                                  2002            2001
                                                                               -----------    ------------
                                                                               (Unaudited)
                                  ASSETS

Current assets:
   Cash and cash equivalents                                                    $  44,077       $  7,308
   Accounts receivable, net                                                       178,052        181,023
   Prepaid expenses and other current assets                                       40,629         38,760
                                                                                ---------       --------
          Total current assets                                                    262,758        227,091

Property and equipment, net                                                       129,357        132,302
Goodwill and other intangible assets, net                                         478,545        475,500
Other assets                                                                       35,628         32,072
                                                                                ---------       --------
          Total assets                                                          $ 906,288       $866,965
                                                                                =========       ========

                   LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Revolving credit facility                                                    $      --       $  6,000
   Current portion of long-term debt                                                5,079          4,211
   Accounts payable and accrued expenses                                          108,213        133,908
                                                                                ---------       --------
          Total current liabilities                                               113,292        144,119

Long-term portion of debt                                                         550,212        552,270
Deferred income taxes and other liabilities                                        72,316         67,094
Fair value of hedging arrangements                                                 27,068         25,883
                                                                                ---------       --------
          Total liabilities                                                       762,888        789,366

Stockholder's equity:
   Common stock                                                                        --             --
   Paid-in capital                                                                226,349        168,159
   Retained deficit                                                               (82,949)       (90,560)
                                                                                ---------       --------
          Total stockholder's equity                                              143,400         77,599
                                                                                ---------       --------
          Total liabilities and stockholder's equity                            $ 906,288       $866,965
                                                                                =========       ========

   The accompanying notes are an integral part of these consolidated financial statements.

                         CONCENTRA OPERATING CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (in thousands)

                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
                                                 -------------------------            -----------------------
                                                    2002            2001                2002           2001
                                                 ---------       ---------            ---------     ---------
Revenue:
   Health Services                               $ 120,868       $ 115,276            $ 222,544     $ 221,628
   Network Services                                 56,260          45,331              113,489        87,676
   Care Management Services                         74,470          54,274              153,945       106,335
                                                 ---------       ---------            ---------     ---------
         Total revenue                             251,598         214,881              489,978       415,639

Cost of Services:
   Health Services                                  94,620          89,641              188,446       177,742
   Network Services                                 35,437          27,301               68,988        53,548
   Care Management Services                         66,659          47,264              134,031        92,559
                                                 ---------       ---------            ---------     ---------
         Total cost of services                    196,716         164,206              391,465       323,849
                                                 ---------       ---------            ---------     ---------
             Total gross profit                     54,882          50,675               98,513        91,790

General and administrative expenses                 26,919          19,924               49,308        38,595
Amortization of intangibles                            929           3,813                1,858         7,490
                                                 ---------       ---------            ---------     ----------
             Operating income                       27,034          26,938               47,347        45,705

Interest expense, net                               16,520          16,753               32,941        33,663
(Gain) loss on change in fair value of
   hedging arrangements                              6,374          (3,646)               1,184         3,080
Loss of acquired affiliate, net of tax                  --             426                   --         1,542
Other, net                                             256             298                  624           305
                                                 ---------       ---------            ---------     ---------
        Income before income taxes                   3,884          13,107               12,598         7,115
Provision for income taxes                           1,418           5,802                4,987         5,248
                                                 ---------       ---------            ---------     ---------
        Net income                               $   2,466       $   7,305            $   7,611     $   1,867
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

                         CONCENTRA OPERATING CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                     --------------------------
                                                                                       2002              2001
                                                                                     --------          --------
Operating Activities:
   Net income                                                                        $  7,611          $  1,867
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation of property and equipment                                         18,422            13,569
        Amortization of intangibles                                                     1,858             7,490
        Write-off of fixed assets                                                          70                13
        Loss on change in fair value of hedging arrangements                            1,184             3,080
   Changes in assets and liabilities, net of acquired assets and liabilities:
        Accounts receivable, net                                                        2,915           (10,286)
        Prepaid expenses and other assets                                              (3,780)            1,448
        Accounts payable and accrued expenses                                         (17,644)           12,867
                                                                                     --------          --------
          Net cash provided by operating activities                                    10,636            30,048
                                                                                     --------          --------

Investing Activities:
   Acquisitions, net of cash acquired                                                  (2,810)          (17,044)
   Proceeds from the licensing of internally-developed software                           515               684
   Purchases of property and equipment                                                (16,658)          (13,122)
                                                                                     --------          --------
          Net cash used in investing activities                                       (18,953)          (29,482)
                                                                                     --------          --------

Financing Activities:
   Borrowings (repayments) under revolving credit facilities, net                      (6,000)               --
   Payment of deferred financing costs                                                 (1,135)               --
   Issuance of common stock to parent                                                  53,274                --
   Contribution from issuance of common stock by parent                                   162               276
   Repurchase of common stock by parent                                                   (25)               --
   Repayments of long-term debt                                                        (1,190)           (2,111)
                                                                                     --------          --------
          Net cash provided by (used in) financing activities                          45,086            (1,835)
                                                                                     --------          --------

Net Increase (Decrease) in Cash and Cash Equivalents                                   36,769            (1,269)

Cash and Cash Equivalents, beginning of period                                          7,308             6,549
                                                                                     --------          --------

Cash and Cash Equivalents, end of period                                             $ 44,077          $  5,280
                                                                                     ========          ========

Supplemental Disclosure of Cash Flow Information:
   Interest paid                                                                     $ 31,483          $ 30,234
   Income taxes paid, net                                                            $  1,427          $    717
   Liabilities and debt assumed in acquisitions                                      $    400          $  1,802
   Net asset contribution from parent                                                $     --          $    938

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

(1)   Reclassifications and Change in Estimate

      Certain reclassifications have been made in the 2001 financial statements to conform to classifications used in 2002. The Company's bad debt expense for the three months and six months ended June 30, 2001 of $3.0 million and $5.6 million, respectively, have been reclassified from revenue to cost of services to conform to the classifications used in 2002. This reclassification resulted from a change in the Company's process and methodology for estimating bad debt and sales allowances. Following an extensive review of the Company's accounts receivable history and collection experience, utilizing new data provided by recently implemented information systems, the Company determined that additional sales allowances and bad debt reserves of $7.1 million were required as of March 31, 2002. This reserve increase related primarily to the Company's Health Services segment, offset by reserve reductions in other segments. Total sales and contractual allowances on the Company's accounts receivable were $38.9 million and $29.6 million at June 30, 2002 and December 31, 2001, respectively.

      The consolidated statements of income and cash flows for the three months and six months ended June 30, 2001, have been adjusted to include recognition of a minority interest by the Company in the net loss of National Healthcare Resources, Inc. ("NHR"). Effective November 1, 2001, the Company acquired all of the outstanding shares of capital stock of NHR. Because the Company is controlled by its primary shareholder, Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS"), and because WCAS owned approximately a 48% portion of the common voting equity in NHR, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the historical costs of NHR's assets and liabilities were utilized to the extent of WCAS' proportionate ownership interest in NHR and the remainder of the acquisition was accounted for under the purchase method of accounting, whereby assets and liabilities are "stepped-up" to fair value with the remainder allocated to goodwill. The Company recognized NHR's historical net income and loss as a non-operating item in proportion to WCAS' investment in NHR utilizing the equity method of accounting from August 17, 1999 through October 31, 2001. As a result, the amounts reported in the consolidated financial statements of the Company differ from amounts previously reported in the Company's Form 10-Q for the quarterly period ended June 30, 2001.

(2)   Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The statement will be effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the effect on its consolidated financial statements of this standard when adopted.

                         CONCENTRA OPERATING CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement provides a single accounting model for long-lived assets to be disposed. The Company adopted SFAS 144 on January 1, 2002. The adoption did not have a material impact on the Company's consolidated financial position, results of operation or cash flows.

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 concludes that gains or losses from debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item, effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, effective for transactions occurring after May 15, 2002. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions, effective for financial statements issued on or after May 15, 2002. The Company adopted the provisions of this pronouncement for all related transactions in the second quarter of 2002. This adoption did not have a significant impact on the consolidated financial statements. In July 2002, the Company redeemed $47.5 million of its $190 million 13% Senior Subordinated Notes. In accordance with SFAS 145, the related loss from debt extinguishment will be included in income from continuing operations in the third quarter of 2002. See "Note 4. Revolving Credit Facility and Long-Term Debt" for further discussion of this transaction.

     In June 2002, the FASB issued SFAS 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees that will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of SFAS 146 will be effective for disposal activities initiated after December 31, 2002. The Company is currently evaluating the financial impact of the adoption of this statement.

(3)  Goodwill and Other Intangible Assets

     In July 2001, the FASB issued SFAS 141, "Business Combinations" ("SFAS 141") and SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. The Company adopted SFAS 141 and SFAS 142 effective January 1, 2002. Under SFAS 142, goodwill and indefinite life intangible assets, such as the Company's trademarks, are no longer amortized, but are subject to annual impairment tests. Impairment testing may be more frequent if there are interim "triggering" events, such as adverse revenue trends or adverse economic conditions. Other intangible assets with finite lives, such as customer lists and non-compete agreements, will continue to be amortized over their useful lives. In addition, assembled workforce is no longer defined as an acquired intangible asset under SFAS 141. Accordingly, the Company reclassified assembled workforce to goodwill in the first quarter of 2002 and, effective January 1, 2002, ceased amortizing goodwill and assembled workforce.

     Under SFAS 142, Concentra was required to test all existing goodwill and indefinite life intangibles for impairment as of January 1, 2002, on a reporting unit basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the component level), discrete financial information is prepared and regularly reviewed by management, and the businesses are not otherwise aggregated due to having certain common characteristics, in which case such component is the reporting unit. A fair value approach is used to test goodwill and indefinite life intangibles for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill

                         CONCENTRA OPERATING CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

and indefinite life intangibles exceeds its fair value. Fair values were established using projected cash flows. When available and as appropriate, comparative market multiples were used to corroborate projected cash flow results.

     The Company has completed the transitional implementation tests for intangible assets with indefinite lives and goodwill and has determined that no impairment existed at January 1, 2002, on a reporting unit basis. The Company's future earnings may periodically be affected in a materially adverse manner should particular segments of its goodwill balances become impaired pursuant to the valuation methodology.

     A reconciliation of the previously reported net income for the three months and six months ended June 30, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows (in thousands):

                                                      Three Months Ended    Six Months Ended
                                                         June 30, 2001        June 30, 2001
                                                      ------------------    ----------------
     Net income:
          As reported                                     $   7,305            $   1,867
          Add: amortization expense adjustment                2,275                4,468
                                                          ---------            ---------
          As adjusted                                     $   9,580            $   6,335
                                                          =========            =========

     The net carrying value of goodwill and other intangible assets is comprised of the following (in thousands):

                                                                         June 30,     December 31,
                                                                           2002           2001
                                                                        ----------    ------------
      Amortized intangible assets, gross:
           Customer contracts                                           $    5,886       $   5,886
           Covenants not to compete                                          4,728           4,728
           Customer lists                                                    3,295           3,295
           Servicing contracts                                               3,293           3,293
           Licensing and royalty agreements                                    285             285
                                                                        ----------       ---------
                                                                            17,487          17,487
      Accumulated amortization of amortized intangible assets:
           Customer contracts                                               (1,008)           (252)
           Covenants not to compete                                           (884)           (222)
           Customer lists                                                   (2,140)         (1,919)
           Servicing contracts                                                (220)            (55)
           Licensing and royalty agreements                                    (70)            (17)
                                                                        ----------       ---------
                                                                            (4,322)         (2,465)
                                                                        ----------       ---------
      Amortized intangible assets, net                                      13,165          15,022

      Non-amortized intangible assets:
           Goodwill                                                        465,226         460,032
           Assembled workforce                                                  --             292
           Trademarks                                                          154             154
                                                                        ----------       ---------
                                                                        $  478,545       $ 475,500
                                                                        ==========       =========

     The change in the net carrying amount of goodwill during the six months ended June 30, 2002 is due to the reclassification of assembled workforce to goodwill of $0.3 million and $4.9 million of goodwill for acquisitions. The change in the net carrying amount of amortized intangible assets is due to amortization.

                         CONCENTRA OPERATING CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

     The net carrying value of goodwill by operating segment is as follows (in thousands):

                                                    June 30,       December 31,
                                                      2002             2001
                                                   ----------      ------------
                     Health Services                $ 231,509         $ 226,376
                     Network Services                 187,072           187,011
                     Care Management Services          46,645            46,645
                                                    ---------         ---------
                                                    $ 465,226         $ 460,032
                                                    =========         =========

     Amortization expense for intangible assets with finite lives was $0.9 million and $1.9 million, respectively, for the three months and six months ended June 30, 2002. Estimated amortization expense on intangible assets with finite lives for the five succeeding fiscal years is as follows (in thousands):

                                                Years Ended
                                                December 31,
                                                ------------
                        2002                        $  3,686
                        2003                           3,612
                        2004                           3,162
                        2005                           2,182
                        2006                             537

(4)  Revolving Credit Facility and Long-Term Debt

     The Company's long-term debt as of June 30, 2002, and December 31, 2001, consisted of the following (in thousands):

                                                         June 30,         December 31,
                                                           2002               2001
                                                         --------         -----------
        Term Facilities:
             Tranche B due 2006                          $243,125           $243,750
             Tranche C due 2007                           121,563            121,875
        13.0% Senior Subordinated Notes due 2009          190,000            190,000
        Other                                                 603                856
                                                         --------           --------
                                                          555,291            556,481
           Less: Current maturities                        (5,079)            (4,211)
                                                         --------           --------
        Long-term debt, net                              $550,212           $552,270
                                                         ========           ========

     The Company had no revolving credit borrowings at June 30, 2002 and $6.0 million at December 31, 2001. As of June 30, 2002 and December 31, 2001, accrued interest was $14.0 million and $13.7 million, respectively.

     On June 14, 2002, the Company and its lenders amended the $475 million credit agreement (the "Credit Facility"). Under the terms of the amended agreement, the financial compliance ratios were modified to allow for increased leverage coverage through September 2004 and decreased interest coverage through December 2004, as compared to the previously amended agreement. As part of the amendment, the Company was also required to pay a fee of $1.1 million to lenders approving the agreement. The amendment fee was capitalized as deferred financing costs and will be amortized over the remaining life of the Credit Facility.

     On June 25, 2002, Concentra Holding entered into a $55.0 million bridge loan agreement ("Bridge Loan") with affiliates of Salomon Smith Barney and Credit Suisse First Boston. The loans bear interest, at Concentra Holding's option, at the Base Rate, as defined, plus 0.50%, or the Eurodollar Rate, as defined, plus 1.5%. The Bridge Loan matures on June 24, 2004 and requires no cash interest payments until maturity. The Bridge Loan is guaranteed by WCAS and WCAS Capital Partners III, L.P. As part of the agreement, Concentra Holding was required to pay fees of $1.0 million to

                         CONCENTRA OPERATING CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

the lenders approving the agreement and $0.7 million to the loan guarantors. These fees were capitalized by Concentra Holding as deferred financing costs and will be amortized over the life of the Bridge Loan. Pursuant to action by the Company's Board of Directors, Concentra Operating then issued 54 shares of its common stock to Concentra Holding for $53.3 million of cash. On July 24, 2002, these proceeds were used to redeem $47.5 million of the Company's $190 million 13% Senior Subordinated Notes ("13% Subordinated Notes"), pursuant to the provisions of the indenture. In connection with the July redemption, the Company paid a $6.2 million premium over the face note amount of the redeemed bonds and accrued interest of $2.7 million. Concurrently, the Company expensed approximately $1.2 million of related existing deferred financing fees and other expenses. In accordance with SFAS 145, these debt extinguishment costs will be included in income from continuing operations in the third quarter of 2002.

     The Credit Facility and the 13% Subordinated Notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company's capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, for the first half of 2002. While being less restrictive than previous requirements, these amended ratio tests become more restrictive for future quarters as compared to the levels which the Company was required to meet for the second quarter of 2002. The Company's ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. The Company's obligations under the Credit Facility are secured by a pledge of stock in the Company's subsidiaries and a pledge of the Company's and its subsidiaries' assets.

     The fair value of the Company's borrowings under the Credit Facility was $368.3 million and $372.6 million, as of June 30, 2002 and December 31, 2001, respectively. The fair value of the Company's 13% Subordinated Notes was $214.7 million and $207.1 million at June 30, 2002 and December 31, 2001, respectively. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

(5)  Non-Recurring Costs

     During the six months ended June 30, 2002, the Company paid approximately $3.0 million related to the non-recurring costs that occurred in the first quarter of 1998, fourth quarter of 1998, third quarter of 1999 and fourth quarter of 2001. At June 30, 2002, approximately $4.2 million of the accrual for these non-recurring charges remain for facility lease obligations, personnel reductions and other payments. The Company anticipates that the majority of this liability will be paid over the next 18 months.

(6)  Changes in Stockholder's Equity

     In addition to the effects on Stockholder's Equity from the Company's results of operations that decreased the retained deficit, the Company's paid-in capital increased in 2002 on a year to date basis due to the $53.3 million of proceeds from the issuance of 54 shares of common stock to Concentra Holding, $4.1 million of tax benefits, $0.7 million of recognition of compensation expense related to stock options and $0.1 million of assets received in connection with issuance of common stock by Concentra Holding.

(7)  Segment Information

     Operating segments represent components of the Company's business that are evaluated regularly by key management in assessing performance and resource allocation. The Company's comprehensive services are organized into the following segments: Health Services, Network Services and Care Management Services.

     Health Services provides specialized injury and occupational healthcare services to employers through its network of health centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations

                         CONCENTRA OPERATING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

and other related programs. Health Services owns all the operating assets of the occupational healthcare centers, including leasehold interests and medical equipment.

     The Network Services segment reflects those businesses that involve the review and repricing of provider bills which are routinely compensated based on the degree to which the Company achieves savings for its clients. This segment includes our specialized preferred provider organization, provider bill repricing and review, out-of-network bill review and first report of injury services.

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

     The Company's unaudited financial data on a segment basis was as follows (in thousands):

                                                       Three Months Ended         Six Months Ended
                                                            June 30,                   June 30,
                                                     ----------------------    ----------------------
                                                        2002         2001         2002         2001
                                                     ---------    ---------    ---------    ---------
Revenue:
     Health Services                                 $ 120,868    $ 115,276    $ 222,544    $ 221,628
     Network Services                                   56,260       45,331      113,489       87,676
     Care Management Services                           74,470       54,274      153,945      106,335
                                                     ---------    ---------    ---------    ---------
                                                       251,598      214,881      489,978      415,639
Gross profit:
     Health Services                                    26,248       25,635       34,098       43,886
     Network Services                                   20,823       18,030       44,501       34,128
     Care Management Services                            7,811        7,010       19,914       13,776
                                                     ---------    ---------    ---------    ---------
                                                        54,882       50,675       98,513       91,790
Operating income:
     Health Services                                    19,196       16,436       21,162       25,630
     Network Services                                   13,304       12,494       29,766       23,741
     Care Management Services                            1,168        3,859        8,002        7,438
     Corporate general and administrative expenses      (6,634)      (5,851)     (11,583)     (11,104)
                                                     ---------    ---------    ---------    ---------
                                                        27,034       26,938       47,347       45,705

Interest expense, net                                   16,520       16,753       32,941       33,663
(Gain) loss on change in fair value of hedging
     arrangements                                        6,374       (3,646)       1,184        3,080
Loss of acquired affiliate, net of tax                      --          426           --        1,542
Other, net                                                 256          298          624          305
                                                     ---------    ---------    ---------    ---------
Income before income taxes                               3,884       13,107       12,598        7,115
Provision for income taxes                               1,418        5,802        4,987        5,248
                                                     ---------    ---------    ---------    ---------
Net income                                           $   2,466    $   7,305    $   7,611    $   1,867
                                                     =========    =========    =========    =========

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

     Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, we can give no assurance that we will achieve these plans, intentions or expectations. We caution readers not to place undue reliance on these forward-looking statements. They are subject to risks and uncertainties, and future events could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, these statements. These factors include:

..    the effects of general industry and economic conditions, including declines in nationwide employment levels and rates of workforce injuries;
..    the impact of the services provided by our competitors and the pricing of such services;
..    our ability to manage business growth and diversification and the effectiveness of our information systems and internal controls;
..    our ability to identify suitable acquisition candidates or joint venture relationships for expansion and to consummate such transactions on favorable terms;
..    our ability to integrate successfully the operations and information systems of acquired companies;
..    our ability to attract and retain qualified professionals and other employees;
..    the impact of changes in, and restrictions imposed by, legislative and administrative regulations affecting the workers' compensation, insurance and healthcare industries in general;
..    our ability to meet our debt, interest and operating lease payment and covenant obligations;
..    possible litigation and legal liability in the course of operations;
..    fluctuations in interest and tax rates;
..    shifts in customer demand for the services we provide;
..    increases in the costs at which we can obtain goods and services we require in order to operate our businesses; and
..    opportunities that others may present to us or that we may pursue, all of which are difficult to predict and beyond the control of management.

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

     From time to time, the Company may refer to computations of Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA"). To the extent these computations are provided, their use is primarily intended to facilitate an analysis of our performance for the holders of the Company's 13% Senior Subordinated Notes, and other lenders, in light of our debt covenant requirements, which are stated in the Company's debt agreements as measures which relate to EBITDA. Our computation of this measure may differ from that provided by other companies due to differences in the inclusion or exclusion of certain items. EBITDA is a measure that is not prescribed for under Generally Accepted Accounting Principles ("GAAP"). EBITDA specifically excludes changes in working capital, capital expenditures and other items which are set forth on a cash flow statement presentation of a company's operating, investing and financing activities, and it also excludes the effects of interest expense, depreciation expense, amortization expense, gain or loss on fair value of hedging arrangements, taxes and other items which are included when determining a company's net income. As such, we would encourage a reader not to use this measure as a substitute for the determination of net income, operating cash flow, or other similar GAAP-related measures, and to use it primarily for the debt covenant compliance and the other analysis purposes described above.

     Reference is hereby made to the Company's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission, where certain terms have been defined and for certain considerations that could cause actual results to differ materially from those contained in this document.

     Overview

     Concentra Operating Corporation (the "Company") is dedicated primarily to providing health services, network services and care management services to the workers' compensation market and is also a provider of these services to the occupational healthcare, group health and auto insurance markets. We currently provide these services to employers, workers' compensation insurance companies, third party administrators, group health plans, auto insurance companies, insurance brokers and re-insurance companies nationwide. We also provide certain of our care management services to customers in Canada. Our services are organized into the following segments: Health Services, Network Services and Care Management Services.

     Through our Health Services segment, we provide specialized injury and occupational healthcare services to employers through our network of health centers. Through 231 health care centers located in 73 markets across 33 states, Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. For the six months ended June 30, 2002 and 2001, Health Services derived 63.5% and 66.9% of its net revenue from the treatment of work-related injuries and illnesses, respectively and 36.5% and 33.1% of its net revenue from non-injury and non-illness related medical services, respectively.

     The Network Services segment primarily reflects those business units that involve the review and repricing of provider bills. For these services, the Company is routinely compensated based on the degree to which the Company achieves savings for its clients. This segment includes our specialized preferred provider organization, provider bill repricing and review, out-of-network bill review and first report of injury services.

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

     The following table provides certain information concerning our service locations:

                                                                         Six Months Ended        Year Ended
                                                                             June 30,           December 31,
                                                                                             -------------------
                                                                               2002            2001       2000
                                                                             --------        ---------  --------
Service locations at the end of the period:
   Occupational healthcare centers/(1)/.                                        231             231         216
   Network Services                                                              32              35          34
   Care Management Services                                                     138             142         106
Occupational healthcare centers acquired during the period/(2)/                   3              15           8

_____________
/(1)/ Does not include the assets of the occupational healthcare centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.
/(2)/ Represents occupational healthcare centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period.

Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

Revenue

     Total revenue increased 17.1% in the second quarter of 2002 to $251.6 million from $214.9 million in the second quarter of 2001. Our Health Services segment reflected a 4.9% increase in revenue to $120.9 million in the second quarter of 2002 from $115.3 million in the second quarter of 2001. While our Network Services and Care Management Services segments reflected significant growth in their reported revenue during the quarter, these revenue increases were largely due to our acquisition of National Healthcare Resources, Inc. ("NHR") and, to a lesser extent, the effects of our acquisition of Health Network Systems, Inc. ("HNS"), both of which occurred in November of 2001. Had we owned these companies in the prior year, the comparative revenue for the Network Services segment of our business would have decreased by approximately 5.4% and the revenue from the Care Management Services would have declined by approximately 4.7%. Including the pro forma results of NHR and HNS, our total revenue decreased by approximately $1.4 million, or 0.5%, over the prior year.

     Total revenue for the six months ended June 30, 2002 increased 17.9% to $490.0 million from $415.6 for the six months ended June 30, 2001 despite a change in accounting estimate that reduced revenue by approximately $5.4 million in the first quarter of 2002. Our Health Services segment reflected a marginal increase of 0.4% in revenue to $222.5 million in the first six months of 2002 from $221.6 million in the first half of 2001. Revenue for our Network Services and Care Management Services segments increased significantly, primarily due to the NHR and HNS acquisitions in

November of 2001. Had we owned these companies in the prior year, the comparative revenue for the Network Services segment of its business would have decreased approximately 2.2% and the revenue from the Care Management Services would have increased by approximately 0.4%. In total, including the pro forma results of NHR and HNS, our total revenue declined by approximately $1.0 million, or 0.2%, over the prior year.

     Due to a change in accounting estimate for accounts receivable reserves, in the first quarter of this year we increased sales allowances and correspondingly reduced revenue by $5.4 million. Following an extensive review of our accounts receivable history and collection experience, utilizing new data provided by recently implemented information systems, we determined that additional sales allowances were required as of March 31, 2002. This increase in accounts receivable reserves related primarily to the Company's Health Services segment, which reduced its revenue by $7.9 million in the first quarter, and was partially offset by receivables reserve adjustments of $1.3 million in Network Services and $1.2 million in Care Management Services.

     Health Services' revenue increased 4.9% in the second quarter of 2002 and 4.0% for the first half of 2002, excluding the effect of the $7.9 million accounts receivable reserve adjustment, from the same respective periods of the prior year. These increases are due to acquisitions of healthcare centers during the past eighteen months and growth in our on-site and ancillary services. The Company acquired four new centers in the last half of 2001 and three new centers in the first half of 2002. A number of these centers were subsequently consolidated with other centers we previously owned in the same markets. The number of total patient visits per day to Health Services' centers in the second quarter of 2002 increased 1.8% compared with the second quarter of 2001 and decreased 2.1% on a same-market basis. For the six months ended June 30, 2002, visits increased 0.5% in total and decreased 4.1% on a same-market basis. During the first six months of the current year, we experienced a decline in non-injury related visits as compared to the same period in the prior year, primarily due to a decrease in the number of new-hires being made by our clients. This lower level of new-hire activity has reduced the number of pre-employment drug screens and physical exams from the levels we experienced when the economy was stronger. However, we did have a 2.2% increase in non-injury related visits in the second quarter of 2002 as compared to the prior year's quarter as our client's new-hire rate appeared to begin increasing. For both the second quarter and the year-to-date, we had decreases in injury visits as compared to the prior year due primarily to a decline in the number of injuries occurring in our clients' workplaces. We believe that increases in our same market injury visits will resume once nationwide employment and economic output increases to more traditional rates of growth. On a same-market basis, average revenue per visit decreased 0.1% for the quarter and increased 0.6% for the first six months of 2002 as compared to the same respective periods in the prior year, primarily due to increases in the average prices charged for our services, offset by a smaller percentage of our visits being injury visits in 2002. The average fees charged for injury visits are generally higher than those charged for non-injury related visits. Excluding on-site and ancillary services, injury-related visits constituted 46.7% and 47.5% of same-market visits in the second quarter and first half of 2002, respectively, as compared to 48.9% and 49.3% for the same respective periods in 2001.

     The significant increase in Network Services' revenue is primarily attributable to our acquisitions of NHR and HNS in November 2001. On a pro forma basis including NHR and HNS, revenue from our Network Services segment decreased by approximately 5.4% and 2.2% for the second quarter and first half of 2002 as compared to the same respective prior year periods. On a pro forma basis, this revenue decrease was primarily due to lower comparative revenue from our workers' compensation based preferred provider organization, provider bill repricing and review and first notice of loss services. These decreases relate primarily to the decline in nationwide workers' compensation claim volumes discussed above. We believe these year over year decreases relate primarily to the lower comparative employment levels and associated injury rates, which have been caused by the decline in the nationwide economic trends over the past year. To a lesser extent, we believe that a portion of the revenue decline in our provider bill review services relates to a reduction in the amount of workers' compensation claims being underwritten by several of our larger client accounts. We also believe that growth in these lines of service will resume once the nationwide economy improves and levels of employment resume their more traditional rates of growth. These decreases were partially offset by increases in our out-of-network bill review services. This growth was primarily due to an increase in the amount of gross charges reviewed as compared to the prior year and the amount of savings achieved through our review of medical charges.

     Revenue growth for Care Management Services was due primarily to our NHR acquisition in November 2001. On a pro forma basis, including the NHR acquisition in prior year results, revenue from our Care Management Services segment decreased by approximately 4.7% for the second quarter of 2002 and increased 0.4% for the first half of 2002 from the same prior year periods.

     Like our other business segments, a greater majority of our Care Management Services are provided to clients in the workers' compensation market. In a manner similar to those other segments, we have experienced declines in referral trends which we believe relate to the overall drop in nationwide employment and related rates of workplace injuries. Generally, our Health Services segment, since it sees patients at the initial time of injury, is the first segment to be affected by economic downturns and upturns, our Network Services segment, since it involves the review of bills generated from injury-related visits, is the second segment to be affected, and our Care Management segment, since it receives referrals for service a number of months after the initial injury occurs, is the final segment to experience the effects of changing injury trends. Accordingly, we believe a primary cause of the decline in revenue experienced in our Care Management Services segment as this year has progressed is related to the effects of declines in workplace injuries which we first experienced in our Health Services business during 2001. As we are currently seeing gradual improvements in the relative visit amounts in our Health Services business, we would anticipate that we could experience a similar future recovery in the rates of referrals in our Care Management Services segment based on the degree to which employment trends stabilize and return to historical rates of growth.

     In addition to the economic effects described above, to a lesser extent, we have encountered some revenue declines in our independent medical exams services associated with client referral volume decreases due to the integration of NHR's operations with those of our own.

Cost of Services

     Total cost of services increased 19.8% in the second quarter of 2002 to $196.7 million from $164.2 million in the second quarter of 2001. Cost of services for our Health Services segment grew 5.6% in the second quarter of 2002 to $94.6 million from $89.6 million in the second quarter of 2001, primarily due to an increase in the number of health centers as compared to the prior year. Increases in our Care Management Services and Network Services segments related primarily to the acquisition of NHR in November of 2001. If the Company had owned NHR and HNS in the prior year, the cost of services for our Network Services segment would have declined approximately $1.8 million on a comparative basis, and the cost of services of our Care Management segment would have decreased by approximately $0.6 million.

     For the six months ended June 30, 2002, total cost of services increased 20.9% to $391.5 million from $323.8 million for the same period in the prior year. As part of the review of our accounts receivable history and collection experience, Health Services recorded an adjustment of $1.7 million in the first quarter of 2002 to increase its bad debt reserves. Excluding this adjustment, the cost of services for our Health Services segment would have increased by $9.0 million, or 5.1%, primarily due to an increase in the number of health centers as compared to the prior year. Increases in our Care Management Services and Network Services segments related primarily to the acquisitions of NHR and HNS in November of 2001. If the Company had owned NHR and HNS in the prior year, the cost of services for our Network Services segment would have declined approximately $3.5 million on a comparative basis, and the cost of services of our Care Management segment would have increased by approximately $1.4 million.

     Total gross profit increased 8.3% to $54.9 million in the second quarter of 2002 from $50.7 million in the second quarter of 2001, while gross profit as a percentage of revenue decreased to 21.8% in the second quarter of 2002 compared to 23.6% in the second quarter of 2001. For the six months of 2002, total gross profit increased 7.3% to $98.5 million from $91.8 million for the first six months of 2002. Due primarily to the acquisition of NHR in November 2001 and the change in our accounting estimate for accounts receivable reserves in the first quarter of 2002, gross profit as a percentage of revenue for the first six months of 2002 decreased to 20.1% compared to 22.1% in the first half of 2001. Excluding these effects, on a pro forma basis total gross profit for the first six months of 2002 decreased by $2.5 million, or 2.3%.

     Health Services' gross profit increased 2.4% to $26.2 million in the second quarter of 2002 from $25.6 million in the second quarter of 2001, and its gross profit margin decreased by 0.5% to 21.7% from 22.2% for the same respective periods. For the six months ended June 30, 2002, Health Services' gross profit decreased 22.3% to $34.1 million from $43.9 million, and its gross profit margin decreased by 4.5% to 15.3% from 19.8% for the same respective periods. The primary factor in this gross profit decrease for the first half of 2002 was a $9.6 million increase in accounts receivable reserves related to the change in accounting estimate in the first quarter of 2002, consisting of a $7.9 million reduction in revenue and a $1.7 million increase in cost of services. Without these adjustments, Health Services' gross profit for the first half of 2002 decreased 0.5%, while the gross profit margin decreased 0.8% to 19.0% over the same prior year period. The decrease in underlying gross margins in 2002 relates primarily to the generally lower relative margins from acquired centers. Also, this division has been impacted by national economic and hiring trends, resulting in a decrease in the productivity levels of its centers as compared to the prior year. This division's costs were also affected by increases in insurance and information technology costs. Efforts to improve the management of expenses associated with physician costs and medical supplies did not fully offset the gross profit margin impact of the lower than anticipated volumes. The Company currently believes these trends will improve once the growth in nationwide employment levels resumes.

     Network Services' gross profit increased by 15.5% in the second quarter of 2002 to $20.8 million from $18.0 million in the second quarter of 2001, and its gross profit margin decreased by 2.8% to 37.0% in the second quarter of 2002 from 39.8% in the second quarter of 2001. For the first half of 2002, Network Services' gross profit increased by 30.4% to $44.5 million from $34.1 million in the first six months of 2001, and its gross profit margin increased by 0.3% to 39.2% in the first half of 2002 from 38.9% for the first half of 2001. These increases in gross profit primarily relate to the acquisition of NHR in 2001. Had we owned NHR and HNS in the prior year and excluding the adjustment to the sales allowance in the first quarter of 2002, the comparative gross profit for the Network Services segment would have decreased by 6.6% and by 0.6% for the quarter and year-to-date, respectively, and the comparative gross profit margins would have decreased 0.5% and increased 1.0%, respectively. The underlying increases in our year-to-date pro forma gross margins relate primarily to synergies from our acquisition of NHR and to increased revenue from our existing out-of-network bill review services. These increases were partially offset by lower margins in the second quarter of 2002 primarily due to decreased revenue from our workers' compensation based preferred provider organization, provider bill repricing and review and first notice of loss services.

     Care Management Services' gross profit margin of 10.5% in the second quarter of 2002 decreased 2.4% from 12.9% in the second quarter of 2001, and the gross profit increased by 11.4% to $7.8 million in the second quarter of 2002 from $7.0 million in the second quarter of 2001. For six months ended June 30, 2002, Care Management Services' gross profit margin decreased 0.1% to 12.9% from 13.0% in the first half of 2002, and the gross profit contribution increased by 44.6% to $19.9 million from $13.8 million in the first half of 2001. Without the adjustment in the sales allowance in the first quarter of 2002, the gross profit for the first half of 2002 increased 35.9%, while the gross profit margin decreased 0.4% to 38.5% from the first half of the prior year. The increases in gross profit in 2002 were primarily due to the 2001 acquisition of NHR. Had we owned NHR in the prior year, the comparative gross profit from our Care Management segment would have decreased by 28.3% and 9.7% for the second quarter and first half of 2002, respectively, and the gross profit margin would have decreased by 3.4% and 1.3%, respectively. At this time, we anticipate that the margin percentage of this segment will continue to remain consistent with second quarter levels. Declines in the Company's gross margin percentage during the second quarter related to reductions in revenue for which there were not corresponding reductions in costs. The Company is currently evaluating potential initiatives which may assist in lowering the administrative cost structure of its case management services and which could contribute to improvements in its Care Management Services margins as a whole.

General and Administrative Expenses

     General and administrative expenses for the quarter were $26.9 million, or 10.7% of revenue. This compares to approximately $27.2 million, or 10.7% of revenue, had the Company owned NHR and HNS during the prior year. General and administrative expenses for the second quarter of 2002 included $0.8 million in expenses associated with the separation of the Company's former Chief Operating Officer.

     For the first six months of 2002, general and administrative expenses were $49.3 million, or 10.1% of revenue. This compares to approximately $53.3 million, or 10.9% of revenue, had the company owned NHR and HNS during the prior year. Expenses for year-to-date 2002 were decreased by the one-time effect of a $3.9 million reduction in employee benefits associated with a reduction in the amount of employee contributions we matched in our defined contribution plan as compared to prior years.

Amortization of Intangibles

     Amortization of intangibles decreased in the second quarter of 2002 to $0.9 million from $3.8 million in the second quarter of 2001, or 0.4% and 1.8% as a percentage of revenue for the second quarters of 2002 and 2001, respectively. For the six months ended June 30, 2002, amortization of intangibles decreased to $1.9 million, or 0.4% of revenue, from $7.5 million, or 1.8% of revenue for the first six months of 2001. These decreases are substantially all the result of the implementation of Statement of Financial Accounting Standards No. ("SFAS") 142 "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002, which discontinued the amortization of goodwill and intangible assets with an indefinite life, partially offset by the amortization of other intangibles associated with the NHR acquisition in November 2001. Had we owned NHR in the prior year, the comparative amortization of intangibles would have been approximately the same under this new standard.

Interest Expense, net

     Interest expense decreased $0.3 million in the second quarter of 2002 to $16.5 million from $16.8 million in the second quarter of 2001. For the first six months of 2002 and 2001, interest expense was $32.9 million and $33.7 million, respectively. These decreases in 2002 from the same periods in 2001 are due primarily to lower interest rates in 2002. As discussed further below, the Company redeemed $47.5 million of its $190 million 13% Senior Subordinated Notes in July 2002. Accordingly, interest expense related to these notes will decrease by approximately $6.3 million on an annual basis in future periods. As of June 30, 2002, approximately 65.7% of our debt contains floating rates. Although we utilize interest rate hedges to manage a significant portion of this market exposure, rising interest rates would negatively impact our results. See "Liquidity and Capital Resources" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

Interest Rate Hedging Arrangements

     We utilize interest rate collars to reduce our exposure to variable interest rates and, in part, because such arrangements are required under our current senior secured credit agreement. These collars generally provide for certain ceilings and floors on interest payments as the three-month LIBOR rate increases and decreases, respectively. The changes in fair value of this combination of ceilings and floors are recognized each period in earnings. We recorded losses of $6.4 million and $1.2 million in the second quarter and first half of 2002, respectively, as compared to a gain of $3.6 million and a loss of $3.1 million for the same respective periods of the prior year. These gains and losses were based upon the change in the fair value of our interest rate collar agreements. This earnings impact and any subsequent changes in our earnings as a result of the changes in the fair values of the interest rate collars are non-cash charges or credits and do not impact cash flows from operations or operating income. There have been, and may continue to be, periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. Further, if we hold these collars to maturity (2004 and 2005), the earnings adjustments will offset each other on a cumulative basis and will ultimately equal zero.

Provision for Income Taxes

     We recorded a tax provision of $1.4 million and $5.0 million in the second quarter and first six months of 2002, which reflects effective tax rates of 36.5% and 39.6%, respectively. For the second quarter and first six months of 2001, we recorded a tax provision of $5.8 million and $5.2 million, respectively, reflecting effective tax rates of 44.3% and 73.8%, respectively. The effective rate differs from the statutory rate due to the non-deductibility of goodwill and certain fees and expenses associated with acquisition costs, and to a lesser extent, the impact of state income taxes. Due to our current relationship of taxable book income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate in 2002.

Acquisitions and Divestitures

     Periodically, we evaluate opportunities to acquire or divest of businesses when we believe those actions will enhance the future growth and financial performance of our Company. Currently, to the extent we consider acquisitions, they are typically businesses that operate in the same markets or along the same service lines as those in which we currently operate. Our evaluations are subject to our availability of capital, our debt covenant requirements and a number of other financial and operating considerations. The process involved in evaluating, negotiating, gaining required approvals and other necessary activities associated with individual acquisition or divestiture opportunities can be extensive and involve a significant passage of time. It is also not uncommon for discussions to be called off and anticipated acquisitions or divestitures to be terminated shortly in advance of the date upon which they were to have been consummated. As such, we generally endeavor to announce material acquisitions and divestitures based on their relative size and effect on our Company, once we believe they have reached a state in the acquisition or divestiture process where we believe that their consummation is reasonably certain and with consideration of other legal and general business practices.

     We are currently considering the acquisition of Em3 Corporation ("Em3") and OccMed Systems, Inc. ("OccMed"), two companies who each have the same principal stockholders as our parent company, Concentra Inc. ("Concentra Holding"). Em3 is a company engaged in providing a proprietary internet-based system for the management of work-related injuries. OccMed is a company engaged in developing new, freestanding, primary care occupational healthcare centers. To the extent that we acquire one or both of these companies, we currently believe the purchase price paid to the equity holders would be in the form of Concentra Holding common stock. However, we have not determined the number of shares which we would pay, nor have we received approval from our Board of Directors, or completed other evaluation, negotiation, documentation, approval requirements and other activities necessary to the completion of these acquisitions. For the six-month period ending June 30, 2002, Em3 had operating and EBITDA losses of approximately $3.9 million and $2.1 million, respectively. For the same year-to-date period, OccMed reported operating and EBITDA losses of approximately $1.9 million and $1.4 million, respectively. The difference between operating and EBITDA losses is depreciation expense. As stated above, we are evaluating these potential acquisitions in light of their ability to enhance the future growth and financial performance of our Company.

Liquidity and Capital Resources

     We provided $10.6 million in cash from operating activities for the six months ended June 30, 2002, and provided $30.0 million for the same six-month period last year. The decrease in cash from operating activities in the first half of 2002 as compared to the same period in 2001 was primarily a result of decreased accounts payable and accrued liabilities and increased prepaid expenses and other assets, partially offset by decreased accounts receivable. During the first six months of 2002, $18.5 million of cash was used for working capital purposes, primarily related to a decrease in accounts payable and accrued expenses of $17.6 million and increased prepaid expenses and other assets of $3.8 million, partially offset by decreases in accounts receivable of $2.9 million. During the first half of 2002, accounts payable and accrued expenses decreased due to changes in the Company's cash position associated with its issuance of 54 shares of common stock to Concentra Holding for $53.3 million, and the timing of certain payments, including payment of accrued interest in our debt and payroll-related items. The 2002 decrease in net accounts receivable primarily relates to a $7.1 million net adjustment to increase sales allowances and bad debt reserves in the first quarter of 2002, partially offset by increases in accounts receivable due to revenue growth. The first quarter 2002 adjustment was a result of the change in accounting estimate for accounts receivable reserves discussed earlier. During the first half of 2001, $4.0 million of cash was provided by working capital, primarily related to an increase in accounts payable and accrued expenses of $12.9 million and a decrease in prepaid expenses and other assets of $1.4 million, partially offset by an increase in accounts receivable of $10.3 million. During the first half of 2001, accounts receivable increased primarily due to continued revenue growth, while accounts payable and accrued expenses increased primarily due to the timing of certain payments, including payment of accrued interest on the Company's debt and payroll-related items.

     During the six months ended June 30, 2002, we made approximately $3.0 million in cash payments related to the non-recurring charges that occurred in the first quarter of 1998, fourth quarter of 1998, third quarter of 1999 and fourth quarter of 2001. At June 30, 2002 approximately $4.2 million of the non-recurring charges remained for facility lease obligations, personnel reduction costs and other payments. We anticipate that the majority of this liability will be paid over the next 18 months.

      In the first half of 2002, we used net cash of $2.8 million in connection with acquisitions and $16.7 million of cash to purchase property and equipment, the majority of which was spent on new computer hardware and software technology, as well as leasehold improvements. Cash flows from investing activities also included $0.5 million of cash received from the sale of internally-developed software. As required by accounting pronouncements, the proceeds were offset against the amount capitalized on the consolidated balance sheet and were not recognized as revenue. For the six months ended June 30, 2001, we used net cash of $17.0 million in connection with acquisitions and $13.1 million of cash to purchase property and equipment during the first half of 2001, the majority of which was spent on new computer hardware and software technology, as well as leasehold improvements. Cash flows from investing activities also included $0.7 million of cash received from the sale of internally-developed software which was offset against the amount capitalized on the balance sheet and was not recognized as revenue.

     Cash flows provided by financing activities in the first six months of 2002 of $45.1 million was primarily due to the $53.3 million of proceeds from the issuance of 54 shares of common stock to Concentra Holding. On July 24, 2002, the Company used these proceeds and $0.4 million of its cash balances to redeem $47.5 million of its then outstanding $190 million 13% Senior Subordinated Notes ("13% Subordinated Notes") and to pay a premium of $6.2 million to facilitate this redemption. In advance of this date, at June 30, 2002, these proceeds enabled the Company to eliminate its borrowings under its revolving credit facility at the quarter's close, which is reflected as a year-to-date decrease of $6.0 million on the Company's statement of cash flows. At the time of this report, due to the semi-annual payment of interest on its 13% Subordinated Notes and other working capital requirements, the Company believes it could have borrowings under its revolving credit facility of $20 million at the close of the third quarter of 2002. Additionally, cash flows from financing activities in 2002 reflect the payment of $1.1 million in deferred financing fees to the Company's senior lenders in connection with gaining their approval for the redemption discussed above and in establishing revised covenant requirements as described below. Cash flows from financing activities for the year-to-date also reflect the repayment of $1.2 million in principal, primarily

      We were in compliance with our covenants, including our financial covenant ratio tests, for the first six months of 2002. In June 2002, we amended our debt agreement to include less restrictive financial covenant ratio tests as compared to our previous requirements. While being less restrictive than our previous requirements, these amended ratio tests become more restrictive in future quarters as compared to the levels which we were required to meet for the second quarter of 2002. Our ability to be in compliance with these more restrictive ratios will be dependent on our ability to increase cash flows over current levels. While we currently believe we will be in compliance with our covenants in future periods, due to the decreases in our rate of earnings growth caused by the current economic and other trends which we have previously discussed, we anticipate that our ability to meet these covenants will be directly dependent on our ability to establish higher future revenue and cash flow growth rates than those which we achieved in the first half of the year. In future periods, to the extent we believe we will not meet our covenant requirements, the Company may be required to seek waivers or additional amendments of these requirements from our lenders.

      We currently believe that our cash balances, the cash flow generated from operations and our borrowing capacity under our revolving credit facility will be sufficient to fund our working capital, occupational healthcare center acquisitions and capital expenditure requirements for the foreseeable future. Our long-term liquidity needs will consist of working capital and capital expenditure requirements, the funding of any future acquisitions, and repayment of borrowings under our revolving credit facility and the repayment of outstanding indebtedness. We intend to fund these long-term liquidity needs from the cash generated from operations, available borrowings under our revolving credit facility and future debt or equity financing. However, our ability to generate cash is subject to our performance and general economic and industry conditions that are beyond our control. Therefore, it is possible that our business will not generate sufficient cash flow from operations. Additionally, we cannot be certain that any future debt or equity financing will be available on terms favorable to us, or that our long-term cash generated from operations will be sufficient to meet our long-term obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. In order to hedge a portion of this risk under our current credit agreements, we have utilized interest rate collars. We have performed sensitivity analyses to assess the impact of changes in the interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value or cash flow relative to our debt instruments. However, the same hypothetical 10% movement in interest rates would change the fair value of our hedging arrangements and pretax earnings by $1.4 million as of June 30, 2002. Market rate volatility is dependant on many factors that are impossible to forecast and actual interest rate increases could be more or less severe than this 10% increase. For more information on the interest rate collars, see Note 5 in the audited consolidated financial statements of the Company's 2001 Form 10-K.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

On June 20, 2002, the board of directors of Concentra Operating Corporation ("Concentra Operating") as previously reported to the Securities and Exchange Commission was re-elected in its entirety. On that date, Concentra Inc. ("Concentra Holding"), as sole stockholder of the Concentra Operating, by written consent in lieu of annual meeting of stockholders, voted all of Concentra Operating's outstanding stock in favor of the re-election of the following persons to serve as the directors of Concentra Operating until the next annual meeting of stockholders: John K. Carlyle, Carlos A. Ferrer, D. Scott Mackesy, James T. Kelly, Steven E. Nelson, Paul B. Queally and Daniel J. Thomas. The board of directors of Concentra Operating did not solicit proxies.

Also on June 20, 2002, at the annual meeting of stockholders of Concentra Holding, the board of directors of Concentra Holding as previously reported to the Securities and Exchange Commission was re-elected in its entirety and the stockholders of Concentra Holding approved certain amendments to the Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan (the "1999 Stock Plan"). The board of directors of Concentra Holding did not solicit proxies. At the annual meeting of Concentra Holding:

          . By a vote of 19,576,373 shares in favor, none opposed, none abstaining, the common stockholders of Concentra Holding re-elected the following persons to serve as directors of Concentra Holding until the next annual meeting of stockholders:
               John K. Carlyle, D. Scott Mackesy, James T. Kelly, Steven E. Nelson, Paul B. Queally and Daniel J. Thomas;

          . By a vote of 2,032,514 shares in favor, none opposed, none abstaining, the Class A common stockholders of Concentra Holding, voting as a separate class, re-elected Carlos A. Ferrer to serve as a director of Concentra Holding until the next annual meeting of stockholders; and

          . By a vote of 21,608,887 shares in favor, none opposed, and none abstaining, the stockholders of Concentra Holding approved amendments to the Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan (1) increasing from 3,750,000 to 5,250,000 the maximum total number of shares of common stock for which awards may be granted thereunder, and (2) increasing from 500,000 to 700,000 the maximum number of shares of common stock that may be awarded thereunder to an individual in a calendar year.

Item 6.    Exhibits and reports on form 8-K

(a) Exhibits:

      Exhibit No.        Description

          3.1 Amended and Restated Bylaws of Concentra Operating, as further amended and restated June 20, 2002

          4.1 Supplemental Indenture dated as of June 25, 2002, between Concentra Holding and The Bank of New York, as Trustee, relating to the 14% Senior Discount Debentures due 2010 of Concentra Holding

          10.1 Bridge Loan Agreement dated as of June 25, 2002, among Concentra Holding, the lenders party thereto, Citicorp North America, Inc., as Administrative Agent, and Salomon Smith Barney Inc., as Book Manager and Arranger

          10.2 Second Amendment and Waiver dated as of June 14, 2002, by and among Concentra Holding, Concentra Operating, the Several Lenders from time to time parties to the Credit Agreement, JP Morgan Chase Bank (f/k/a The Chase Manhattan Bank), as Administrative Agent, Fleet National Bank, as Documentation Agent, and Credit Suisse First Boston, as Syndication Agent

         10.3 Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan, as amended June 20, 2002

         10.4 Employment Agreement dated as of August 5, 2002, between Concentra Holding and Fred Dunlap

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K during the quarter ended June 30, 2002:

         Form 8-K filed May 9, 2002 reporting under Item 5 the Company's press release announcing the Company's earnings for the quarter ended March 31, 2002.

         Form 8-K filed June 27, 2002 reporting under Item 5 the Company's press release announcing the Company's intention to redeem $47.5 million of its 13% Series A and Series B Senior Subordinated Notes, Concentra Holding's borrowing of $55 million in a bridge loan facility to facilitate the redemption, and the modification of certain financial covenants under the Company's $475 million Senior Credit Facility.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CONCENTRA OPERATING CORPORATION


August 14, 2002                By: /s/ Thomas E. Kiraly
                               ------------------------------------------------
                               Thomas E. Kiraly
                               Executive Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)

EXHIBIT INDEX

      Exhibit No.        Description

          3.1 Amended and Restated Bylaws of Concentra Operating, as further amended and restated June 20, 2002

          4.1 Supplemental Indenture dated as of June 25, 2002, between Concentra Holding and The Bank of New York, as Trustee, relating to the 14% Senior Discount Debentures due 2010 of Concentra Holding

          10.1 Bridge Loan Agreement dated as of June 25, 2002, among Concentra Holding, the lenders party thereto, Citicorp North America, Inc., as Administrative Agent, and Salomon Smith Barney Inc., as Book Manager and Arranger

          10.2 Second Amendment and Waiver dated as of June 14, 2002, by and among Concentra Holding, Concentra Operating, the Several Lenders from time to time parties to the Credit Agreement, JP Morgan Chase Bank (f/k/a The Chase Manhattan Bank), as Administrative Agent, Fleet National Bank, as Documentation Agent, and Credit Suisse First Boston, as Syndication Agent

          10.3 Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan, as amended June 20, 2002

          10.4 Employment Agreement dated as of August 5, 2002, between Concentra Holding and Fred Dunlap

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002