Form 10-Q
period 2002-09-30
CONCENTRA OPERATING CORP
filed 2002-11-13
CIK 1098690

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file 001-15699

Concentra Operating Corporation
(Exact name of Registrant as specified in its charter)

Nevada	75-2822620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5080 Spectrum Drive, Suite 400W Addison, Texas	75001
(address of principal executive offices)	(Zip Code)

(972) 364-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

As of November 1, 2002, the Registrant had outstanding an aggregate of 1,054 shares of its common stock, $.01 par value. The Registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation, which, as of November 1, 2002, had 31,617,384 shares outstanding of its common stock, $.01 par value.

CONCENTRA OPERATING CORPORATION

ITEM 1.    FINANCIAL STATEMENTS

CONCENTRA OPERATING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,587	$7,308
Accounts receivable, net	175,569	181,023
Prepaid expenses and other current assets	43,790	38,760

Total current assets	229,946	227,091

Property and equipment, net	129,111	132,302
Goodwill and other intangible assets, net	476,401	475,500
Other assets	54,454	32,072

Total assets	$889,912	$866,965

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$6,000	$6,000
Current portion of long-term debt	4,114	4,211
Accounts payable and accrued expenses	114,245	133,908

Total current liabilities	124,359	144,119

Long-term portion of debt	501,678	552,270
Deferred income taxes and other liabilities	83,745	67,094
Fair value of hedging arrangements	34,779	25,883

Total liabilities	744,561	789,366

Stockholder’s equity:
Common stock	—	—
Paid-in capital	233,858	168,159
Retained deficit	(88,507)	(90,560)

Total stockholder’s equity	145,351	77,599

Total liabilities and stockholder’s equity	$889,912	$866,965

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Health Services	$125,001	$114,708	$347,545	$336,336
Network Services	55,164	45,169	168,653	132,845
Care Management Services	71,632	52,473	225,577	158,808

Total revenue	251,797	212,350	741,775	627,989

Cost of Services:
Health Services	98,861	91,284	287,307	269,026
Network Services	34,762	25,735	103,750	79,283
Care Management Services	67,494	46,751	201,525	139,310

Total cost of services	201,117	163,770	592,582	487,619

Total gross profit	50,680	48,580	149,193	140,370

General and administrative expenses	27,795	18,557	77,103	57,152
Amortization of intangibles	851	3,825	2,709	11,315

Operating income	22,034	26,198	69,381	71,903

Interest expense, net	15,394	16,564	48,335	50,227
Loss on change in fair value of hedging arrangements	7,712	13,473	8,896	16,553
Loss on early retirement of debt	7,381	—	7,381	—
Loss of acquired affiliate, net of tax	—	1,065	—	2,607
Other, net	677	307	1,301	612

Income (loss) before income taxes	(9,130)	(5,211)	3,468	1,904
Provision (benefit) for income taxes	(3,544)	(309)	1,443	4,939

Net income (loss)	$(5,586)	$(4,902)	$2,025	$(3,035)

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2002	2001
Operating Activities:
Net income (loss)	$2,025	$(3,035)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	28,643	20,593
Amortization of intangibles	2,709	11,315
Write-off of fixed assets	246	13
Loss on change in fair value of hedging arrangements	8,896	16,553
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	4,376	(6,920)
Prepaid expenses and other assets	(25,768)	(1,005)
Accounts payable and accrued expenses	8,616	11,192

Net cash provided by operating activities	29,743	48,706

Investing Activities:
Acquisitions, net of cash acquired	(1,829)	(18,206)
Proceeds from the licensing of internally-developed software	515	590
Purchases of property and equipment	(26,626)	(20,095)

Net cash used in investing activities	(27,940)	(37,711)

Financing Activities:
Payment of deferred financing costs	(1,135)	—
Issuance of common stock to parent	52,970	—
Contribution from issuance of common stock by parent	355	276
Repurchase of common stock by parent	(25)	—
Repayments of long-term debt	(50,689)	(3,111)

Net cash provided by (used in) financing activities	1,476	(2,835)

Net Increase in Cash and Cash Equivalents	3,279	8,160

Cash and Cash Equivalents, beginning of period	7,308	6,549

Cash and Cash Equivalents, end of period	$10,587	$14,709

Supplemental Disclosure of Cash Flow Information:
Interest paid	$53,490	$52,257
Income taxes paid, net	$1,864	$240
Liabilities and debt assumed in acquisitions	$500	$2,566
Net asset contribution from parent	$—	$938

The accompanying notes are an integral part of these consolidated financial statements

CONCENTRA OPERATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying unaudited consolidated financial statements have been prepared by Concentra Operating Corporation (the “Company” or “Concentra Operating”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Results for interim periods should not be considered indicative of results for a full year. These consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements and, accordingly, should be read in conjunction with the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes for the year ended December 31, 2001, included in the Company’s 2001 Form 10-K, where certain terms have been defined. Earnings per share has not been reported for all periods presented, as Concentra Operating is a wholly-owned subsidiary of Concentra Inc. (“Concentra Holding”) and has no publicly held shares.

(1)    Reclassifications and Change in Estimate

Certain reclassifications have been made in the 2001 financial statements to conform to classifications used in 2002. The Company’s bad debt expense for the three months and nine months ended September 30, 2001 of $3.1 million and $8.8 million, respectively, have been reclassified from revenue to cost of services to conform to the classifications used in 2002. This reclassification resulted from a change in the Company’s process and methodology for estimating bad debt and sales allowances. Following an extensive review of the Company’s accounts receivable history and collection experience, utilizing new data provided by recently implemented information systems, the Company determined that additional sales allowances and bad debt reserves of $7.1 million were required as of March 31, 2002. This reserve increase related primarily to the Company’s Health Services segment, offset by reserve reductions in other segments. Total sales and contractual allowances on the Company’s accounts receivable were $43.1 million and $29.6 million at September 30, 2002 and December 31, 2001, respectively.

The consolidated statements of operations and cash flows for the three months and nine months ended September 30, 2001, have been adjusted to include recognition of a minority interest by the Company in the net loss of National Healthcare Resources, Inc. (“NHR”). Effective November 1, 2001, the Company acquired all of the outstanding shares of capital stock of NHR. Because the Company is controlled by its primary shareholder, Welsh, Carson, Anderson & Stowe VIII, L.P. (“WCAS”), and because WCAS owned approximately a 48% portion of the common voting equity in NHR, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the historical costs of NHR’s assets and liabilities were utilized to the extent of WCAS’ proportionate ownership interest in NHR and the remainder of the acquisition was accounted for under the purchase method of accounting, whereby assets and liabilities are “stepped-up” to fair value with the remainder allocated to goodwill. The Company recognized NHR’s historical net income and loss as a non-operating item in proportion to WCAS’ investment in NHR utilizing the equity method of accounting from August 17, 1999 through October 31, 2001. As a result, the amounts reported in the consolidated financial statements of the Company differ from amounts previously reported in the Company’s Form 10-Q for the quarterly period ended September 30, 2001.

(2)    Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The statement will be effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the effect on its consolidated financial statements of this standard when adopted.

CONCENTRA OPERATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Unaudited)

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The statement provides a single accounting model for long-lived assets to be disposed. The Company adopted SFAS 144 on January 1, 2002. The adoption did not have a material impact on the Company’s consolidated financial position, results of operation or cash flows.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 concludes that gains or losses from debt extinguishments used as part of a company’s risk management strategy should not be classified as an extraordinary item, effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, effective for transactions occurring after May 15, 2002. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions, effective for financial statements issued on or after May 15, 2002. The Company adopted the provisions of this pronouncement for all related transactions in the second quarter of 2002. This adoption did not have a significant impact on the consolidated financial statements. In July 2002, the Company redeemed $47.5 million of its $190 million 13% Senior Subordinated Notes. In accordance with SFAS 145, the related loss from debt extinguishment was included in income from continuing operations in the third quarter of 2002. See “Note 4. Revolving Credit Facility and Long-Term Debt” for further discussion of this transaction.

In June 2002, the FASB issued SFAS 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value when either the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees that will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of SFAS 146 will be effective for disposal activities initiated after December 31, 2002. The Company does not anticipate any material financial impact upon the adoption of this statement.

(3)    Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS 141, “Business Combinations” (“SFAS 141”) and SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. The Company adopted SFAS 141 and SFAS 142 effective January 1, 2002. Under SFAS 142, goodwill and indefinite life intangible assets, such as the Company’s trademarks, are no longer amortized, but are subject to annual impairment tests. Impairment testing may be more frequent if there are interim “triggering” events, such as adverse revenue trends or adverse economic conditions. Other intangible assets with finite lives, such as customer lists and non-compete agreements, will continue to be amortized over their useful lives. In addition, assembled workforce is no longer defined as an acquired intangible asset under SFAS 141. Accordingly, the Company reclassified assembled workforce to goodwill in the first quarter of 2002 and, effective January 1, 2002, ceased amortizing goodwill and assembled workforce.

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

The Company completed the transitional implementation tests for intangible assets with indefinite lives and goodwill and determined that no impairment existed at January 1, 2002, on a reporting unit basis. Additionally, SFAS 142 requires an annual goodwill impairment test be performed. The Company completed the annual impairment test of goodwill and determined that no impairment existed at July 1, 2002. The Company’s future earnings may periodically be affected in a materially adverse manner should particular segments of its goodwill balances become impaired pursuant to the valuation methodology.

A reconciliation of the previously reported net income for the three months and nine months ended September 30, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows (in thousands):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Net income (loss):
As reported	$(4,902)	$(3,035)
Add: amortization expense adjustment	2,281	6,749

As adjusted	$(2,621)	$3,714

The net carrying value of goodwill and other intangible assets is comprised of the following (in thousands):

	September 30, 2002	December 31, 2001
Amortized intangible assets, gross:
Customer contracts	$5,886	$5,886
Covenants not to compete	4,728	4,728
Customer lists	3,295	3,295
Servicing contracts	3,293	3,293
Licensing and royalty agreements	285	285

	17,487	17,487

Accumulated amortization of amortized intangible assets:
Customer contracts	(1,387)	(252)
Covenants not to compete	(1,215)	(222)
Customer lists	(2,174)	(1,919)
Servicing contracts	(302)	(55)
Licensing and royalty agreements	(97)	(17)

	(5,175)	(2,465)

Amortized intangible assets, net	12,312	15,022

Non-amortized intangible assets:
Goodwill	463,935	460,032
Assembled workforce	—	292
Trademarks	154	154

	$476,401	$475,500

The change in the net carrying amount of goodwill during the nine months ended September 30, 2002 is due to the reclassification of assembled workforce to goodwill of $0.3 million and $3.6 million of goodwill for acquisitions. The change in the net carrying amount of amortized intangible assets is due to amortization.

CONCENTRA OPERATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Unaudited)

The net carrying value of goodwill by operating segment is as follows (in thousands):

	September 30, 2002	December 31, 2001
Health Services	$231,498	$226,376
Network Services	185,792	187,011
Care Management Services	46,645	46,645

	$463,935	$460,032

Amortization expense for intangible assets with finite lives was $0.9 million and $2.7 million, respectively, for the three months and nine months ended September 30, 2002. Estimated amortization expense on intangible assets with finite lives for the five succeeding fiscal years is as follows (in thousands):

Years Ended December 31,
2002	$3,686
2003	3,612
2004	3,162
2005	2,182
2006	537

(4)	Revolving Credit Facility and Long-Term Debt

The Company’s long-term debt as of September 30, 2002, and December 31, 2001, consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
Term Facilities:
Tranche B due 2006	$241,875	$243,750
Tranche C due 2007	120,938	121,875
13.0% Senior Subordinated Notes due 2009	142,500	190,000
Other	479	856

	505,792	556,481
Less: Current maturities	(4,114)	(4,211)

Long-term debt, net	$501,678	$552,270

The Company had revolving credit borrowings of $6.0 million at September 30, 2002 and December 31, 2001. As of September 30, 2002 and December 31, 2001, accrued interest was $6.8 million and $13.7 million, respectively.

On June 14, 2002, the Company and its lenders amended the $475 million credit agreement (the “Credit Facility”). Under the terms of the amended agreement, the financial compliance ratios were modified to allow for increased leverage coverage through September 2004 and decreased interest coverage through December 2004, as compared to the previously amended agreement. As part of the amendment, the Company was also required to pay a fee of $1.1 million to lenders approving the agreement. The amendment fee was capitalized as deferred financing costs and will be amortized over the remaining life of the Credit Facility.

On June 25, 2002, Concentra Holding entered into a $55.0 million bridge loan agreement (“Bridge Loan”) with affiliates of Salomon Smith Barney and Credit Suisse First Boston. The loans bear interest, at Concentra Holding’s option, at the Base Rate, as defined, plus 0.50%, or the Eurodollar Rate, as defined, plus 1.5%. The Bridge Loan matures on June 24, 2004 and requires no cash interest payments until maturity. The Bridge Loan is guaranteed by WCAS and WCAS Capital Partners III, L.P. As part of the agreement, Concentra Holding was required to pay fees of $1.0 million to

CONCENTRA OPERATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Unaudited)

the lenders approving the agreement and $0.7 million to the loan guarantors. These fees were capitalized by Concentra Holding as deferred financing costs and will be amortized over the life of the Bridge Loan. Pursuant to action by the Company’s Board of Directors, Concentra Operating then issued 54 shares of its common stock to Concentra Holding for $53.3 million of cash. On July 24, 2002, these proceeds were used to redeem $47.5 million of the Company’s 13% Senior Subordinated Notes (“13% Subordinated Notes”), pursuant to the provisions of the indenture. In connection with the July redemption, the Company paid a $6.2 million premium over the face note amount of the redeemed bonds and accrued interest of $2.7 million. Concurrently, the Company expensed approximately $1.2 million of related existing deferred financing fees and other expenses. In accordance with SFAS 145, these debt extinguishment costs were included in income from continuing operations in the third quarter of 2002.

The Credit Facility and the 13% Subordinated Notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company’s capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, for the first three quarters of 2002. While less restrictive than previous requirements, these amended ratio tests become more restrictive for future quarters as compared to the levels which the Company was required to meet for the first three quarters of 2002. The Company’s ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. The Company’s obligations under the Credit Facility are secured by a pledge of stock in the Company’s subsidiaries and a pledge of the Company’s and its subsidiaries’ assets.

The fair value of the Company’s borrowings under the Credit Facility was $367.9 million and $372.6 million, as of September 30, 2002 and December 31, 2001, respectively. The fair value of the Company’s 13% Subordinated Notes was $147.5 million and $207.1 million at September 30, 2002 and December 31, 2001, respectively. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

(5)    Subsequent Events

The Company is currently considering the acquisition of Em3 Corporation (“Em3”) and OccMed Systems, Inc. (“OccMed”), two companies who have the same principal stockholders as Concentra Holding. Em3 is a company engaged in providing a proprietary Internet-based system for the management of work-related injuries. OccMed is a company engaged in developing new, freestanding, primary care occupational healthcare centers. In connection with the acquisitions, the Company will purchase the net assets of the two companies using approximately $43.0 million of Concentra Holding common stock and will repay an estimated $4.4 million in acquired revolving debt and accrued interest. However, the Company has not completed the evaluation, negotiation, documentation, approval requirements and other activities necessary to the completion of these acquisitions. For the nine-month period ending September 30, 2002, Em3 had operating losses of approximately $5.7 million. For the same year-to-date period, OccMed reported operating losses of approximately $2.4 million. Due to the common ownership by WCAS of a majority of the equity of Concentra Holding and each of the companies to be acquired, applicable accounting literature will require the Company to consolidate the historical results of operations of the acquisitions with its historical results when preparing its year-end financial statements. The equity interests of other investors, which are 34% in the case of Em3 and 31% in the case of OccMed, will be reflected as a “minority interest” in the Company’s financial statements for periods prior to the date of acquisition. The Company is evaluating these potential acquisitions in light of their ability to enhance the future growth and financial performance of the Company.

Concentra Holding currently plans on closing an equity sale of $25,000,000 to its primary equity sponsors during November 2002 and pre-paying a corresponding amount of the Concentra Operating 13% Subordinated Notes shortly thereafter, subject to required approvals. The pre-payment is being undertaken in connection with the planned acquisitions as well as to support a request by the Company that lenders revise its leverage ratio and interest coverage ratio covenants within its Credit Facility. The Company is currently in the process of seeking a revision to these covenants, which will provide it increased flexibility in future quarters. While the Company was in compliance with its Credit Facility covenant requirements during the third quarter, these covenants become more restrictive in future quarters

CONCENTRA OPERATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Unaudited)

and the Company is seeking delays in the timing of these incremental increases. The Company currently expects the amendment process to be completed in late November.

(6)    Non-Recurring Costs

During the nine months ended September 30, 2002, the Company paid approximately $3.9 million related to the non-recurring costs that occurred in the first quarter of 1998, fourth quarter of 1998, third quarter of 1999 and fourth quarter of 2001. At September 30, 2002, approximately $4.1 million of the accrual for these non-recurring charges remain for facility lease obligations, personnel reductions and other payments. The Company anticipates that the majority of this liability will be paid over the next 18 months.

(7)    Changes in Stockholder’s Equity

In addition to the effects on Stockholder’s Equity from the Company’s results of operations that decreased the retained deficit, the Company’s paid-in capital increased in 2002 on a year to date basis due to the $53.0 million of proceeds from the issuance of 54 shares of common stock to Concentra Holding, $11.6 million of tax benefits, $0.8 million of recognition of compensation expense related to stock options and $0.3 million of assets received in connection with issuance of common stock by Concentra Holding.

(8)    Segment Information

Operating segments represent components of the Company’s business that are evaluated regularly by key management in assessing performance and resource allocation. The Company’s comprehensive services are organized into the following segments: Health Services, Network Services and Care Management Services.

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

Care Management Services reflects the Company’s professional services aimed at curtailing the cost of workers’ compensation and auto claims through field case management, telephonic case management, independent medical examinations and utilization management. These services also concentrate on monitoring the timing and appropriateness of medical care.

Revenue from individual customers, revenue between business segments and revenue, operating profit and identifiable assets of foreign operations are not significant.

CONCENTRA OPERATING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Unaudited)

The Company’s unaudited financial data on a segment basis was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Health Services	$125,001	$114,708	$347,545	$336,336
Network Services	55,164	45,169	168,653	132,845
Care Management Services	71,632	52,473	225,577	158,808

	251,797	212,350	741,775	627,989
Gross profit:
Health Services	26,140	23,424	60,238	67,310
Network Services	20,402	19,434	64,903	53,562
Care Management Services	4,138	5,722	24,052	19,498

	50,680	48,580	149,193	140,370
Operating income (loss):
Health Services	19,283	14,532	40,445	40,162
Network Services	12,544	13,839	42,310	37,580
Care Management Services	(2,748)	2,329	5,254	9,767
Corporate general and administrative expenses	(7,045)	(4,502)	(18,628)	(15,606)

	22,034	26,198	69,381	71,903
Interest expense, net	15,394	16,564	48,335	50,227
(Gain) loss on change in fair value of hedging arrangements	7,712	13,473	8,896	16,553
Loss on early retirement of debt	7,381	—	7,381	—
Loss of acquired affiliate, net of tax	—	1,065	—	2,607
Other, net	677	307	1,301	612

Income (loss) before income taxes	(9,130)	(5,211)	3,468	1,904
Provision (benefit) for income taxes	(3,544)	(309)	1,443	4,939

Net income (loss)	$(5,586)	$(4,902)	$2,025	$(3,035)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains certain forward-looking statements that are based on management’s current views and assumptions regarding future events, future business conditions and the outlook based on currently available information. Wherever possible, we have identified these “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) by words and phrases such as “anticipates”, “plans,” “believes,” “estimates,” “expects,” “will be developed and implemented,” and similar expressions.

Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, we can give no assurance that we will achieve these plans, intentions or expectations. We caution readers not to place undue reliance on these forward-looking statements. They are subject to risks and uncertainties, and future events could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, these statements. These factors include:

•	the effects of general industry and economic conditions, including declines in nationwide employment levels and rates of workforce injuries;

•	the impact of the services provided by our competitors and the pricing of such services;

•	our ability to manage business growth and diversification and the effectiveness of our information systems and internal controls;

•
our ability to identify suitable acquisition candidates or joint venture relationships for expansion and to consummate such transactions on favorable terms, including our planned acquisitions of Em3 Corporation and OccMed Systems, Inc.;

•	our ability to integrate successfully the operations and information systems of acquired companies;

•	our ability to attract and retain qualified professionals and other employees;

•	the impact of changes in, and restrictions imposed by, legislative and administrative regulations affecting the workers’ compensation, insurance and healthcare industries in general;

•	our ability to meet our debt, interest and operating lease payment and covenant obligations;

•	our ability to successfully amend our leverage and interest coverage ratio requirements in our Senior Credit Facility during the fourth quarter of 2002;

•	possible litigation and legal liability in the course of operations;

•
the ability of our parent company to successfully complete its planned sale of additional equity during the fourth quarter of 2002, and to then contribute the proceeds from that sale to us for the purposes of prepaying a portion of our senior indebtedness;

•	fluctuations in interest and tax rates;

•	shifts in customer demand for the services we provide;

•	increases in the costs at which we can obtain goods and services we require in order to operate our businesses; and

•	opportunities that others may present to us or that we may pursue, all of which are difficult to predict and beyond the control of management.

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

From time to time, the Company may refer to computations of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”). To the extent these computations are provided, their use is primarily intended to facilitate on analysis of our performance for the holders of the Company’s 13% Senior Subordinated Notes, and other lenders, in light of our debt covenant requirements, which are stated in the Company’s debt agreements as measures which relate to EBITDA. Our computation of this measure may differ from that provided by other companies due to differences in the inclusion or exclusion of certain items. EBITDA is a measure that is not prescribed for under Generally Accepted Accounting Principles (“GAAP”). EBITDA specifically excludes changes in working capital, capital expenditures and other items which are set forth on a cash flow statement presentation of a company’s operating, investing and financing activities, and it also excludes the effects of interest expense, depreciation expense, amortization expense, gain or loss on fair value of hedging arrangements, taxes and other items which are included when determining a company’s net income. As such, we would encourage a reader not to use this measure as a substitute for the determination of net income, operating cash flow, or other similar GAAP-related measures, and to use it primarily for the debt covenant compliance and the other analysis purposes described above.

Reference is hereby made to the Company’s Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission, where certain terms have been defined and for certain considerations that could cause actual results to differ materially from those contained in this document.

Overview

Concentra Operating Corporation (the “Company”) is dedicated primarily to providing health services, network services and care management services to the workers’ compensation market and is also a provider of these services to the occupational healthcare, group health and auto insurance markets. We currently provide these services to employers, workers’ compensation insurance companies, third party administrators, group health plans, auto insurance companies, insurance brokers and re-insurance companies nationwide. We also provide certain of our care management services to customers in Canada. Our services are organized into the following segments: Health Services, Network Services and Care Management Services.

Through our Health Services segment, we provide specialized injury and occupational healthcare services to employers through our network of health centers. Through 232 health care centers located in 73 markets across 33 states, Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. For the nine months ended September 30, 2002 and 2001, Health Services derived 64.8% and 67.1% of its net revenue from the treatment of work-related injuries and illnesses, respectively and 35.2% and 32.9% of its net revenue from non-injury and non-illness related medical services, respectively.

The Network Services segment primarily reflects those business units that involve the review and repricing of provider bills. For these services, the Company is primarily compensated based on the degree to which the Company achieves savings for its clients as well as on a fee per bill or claims basis. This segment includes our specialized preferred provider organization, provider bill repricing and review, out-of-network bill review and first report of injury services.

The Care Management Services segment reflects the Company’s professional services aimed at curtailing the cost of workers’ compensation and auto claims through field case management, telephonic case management, independent medical examinations and utilization management. These services also concentrate on monitoring the timing and appropriateness of medical care.

The following table provides certain information concerning our service locations:

	Nine Months Ended September 30, 2002	Year Ended December 31,
		2001	2000
Service locations at the end of the period:
Occupational healthcare centers(1)	232	231	216
Network Services	31	35	34
Care Management Services	131	142	106
Occupational healthcare centers acquired during the period(2)	3	15	8

(1)	Does not include the assets of the occupational healthcare centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.
(2)	Represents occupational healthcare centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period.

Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

Revenue

Total revenue increased 18.6% in the third quarter of 2002 to $251.8 million from $212.4 million in the third quarter of 2001. Our Health Services segment reflected a 9.0% increase in revenue to $125.0 million in the third quarter of 2002 from $114.7 million in the third quarter of 2001. While our Network Services and Care Management Services segments reflected significant growth in their reported revenue during the quarter, these revenue increases were largely due to our acquisition of National Healthcare Resources, Inc. (“NHR”) and, to a lesser extent, the effects of our acquisition of Health Network Systems, Inc. (“HNS”), both of which occurred in November 2001. Had we owned these companies in the prior year, the comparative revenue for the Network Services segment of our business would have decreased by approximately 6.7% and the revenue from the Care Management Services would have declined by approximately 6.5%. Including the pro forma results of NHR and HNS, our total revenue increased by approximately $1.4 million, or 0.5%, over the prior year.

Total revenue for the nine months ended September 30, 2002 increased 18.1% to $741.8 million from $628.0 million for the nine months ended September 30, 2001. Our Health Services segment reflected an increase of 3.3% in revenue to $347.5 million in the first nine months of 2002 from $336.3 million in the first three quarters of 2001. Revenue for our Network Services and Care Management Services segments increased significantly, primarily due to the NHR and HNS acquisitions in November 2001. Had we owned these companies in the prior year, the comparative revenue for the Network Services segment of its business would have decreased approximately 3.7% and the revenue from the Care Management Services would have decreased by approximately 1.9%. In total, including the pro forma results of NHR and HNS, our total revenue marginally increased by approximately $0.4 million, or 0.1%, over the prior year.

Due to a change in accounting estimate for accounts receivable reserves, in the first quarter of this year we increased sales allowances and correspondingly reduced revenue by $5.4 million. Following an extensive review of our accounts receivable history and collection experience, utilizing new data provided by recently implemented information systems, we determined that additional sales allowances were required as of March 31, 2002. This increase in accounts receivable reserves related primarily to the Company’s Health Services segment, which reduced its revenue by $7.9 million in the first quarter, and was partially offset by receivables reserve adjustments of $1.3 million in Network Services and $1.2 million in Care Management Services.

Health Services’ revenue increased 9.0% in the third quarter of 2002 and 5.7% for the first three quarters of 2002, excluding the effect of the $7.9 million accounts receivable reserve adjustment, from the same respective periods of the prior year. These increases are due to acquisitions of healthcare centers during the past eighteen months and growth in our on-site and ancillary services. The Company acquired four new centers in the last quarter of 2001 and three new centers in the first three quarters of 2002. A number of these centers were subsequently consolidated with other centers we previously owned in the same markets. The number of total patient visits per day to Health Services’ centers in the third quarter of 2002 increased 2.1% compared with the third quarter of 2001 and decreased 0.9% on a same-market basis. For the nine months ended September 30, 2002, visits increased 1.1% in total and decreased 3.0% on a same-market basis. We experienced an increase of 2.2% in non-injury related visits in the third quarter of 2002 and a slight increase in non-injury related visits for the first nine months of 2002, as compared to the same respective prior year periods. These increases are primarily due to an increase in the number of new-hires made by our clients in the third quarter of 2002 as compared to the same period in 2001 as well as hiring by new customers added during that time period. On a year to date basis, the third quarter 2002 increase was partially offset by reduced hiring levels in the first two quarters of 2002 as compared to the first two quarters of 2001. The new-hire activity affects the number of pre-employment drug screens and physical exams performed. For both the third quarter and the year-to-date, we had decreases in injury visits as compared to the prior year due primarily to a decline in the number of injuries occurring in our clients’ workplaces. We believe that increases in our same market injury visits will resume once nationwide employment and economic output returns to more traditional rates of growth. On a same-market basis, average revenue per visit increased 2.1% for the quarter and increased 1.1% for the first nine months of 2002 as compared to the same respective periods in the prior year, primarily due to increases in the average prices charged for our services, partially offset by a smaller percentage of our visits being injury visits in 2002. The average fees charged for injury visits are generally higher than those charged for non-injury related visits. Excluding on-site and ancillary services, injury-related visits constituted 47.6% and 47.5% of same-market visits in the third quarter and first three quarters of 2002, respectively, as compared to 49.2% for the same respective periods in 2001.

The significant increase in Network Services’ revenue is primarily attributable to our acquisitions of NHR and HNS in November 2001. On a pro forma basis including NHR and HNS, revenue from our Network Services segment decreased by approximately 6.7% and 3.7% for the third quarter and first three quarters of 2002 as compared to the same respective prior year periods. On a pro forma basis, this revenue decrease was primarily due to lower comparative revenue from our workers’ compensation based preferred provider organization, provider bill repricing and review and first notice of loss services. These decreases relate primarily to the decline in nationwide workers’ compensation claim volumes discussed above. We believe these year over year decreases relate primarily to the lower comparative employment levels and associated injury rates, which have been caused by the decline in the nationwide economic trends over the past year. To a lesser extent, we believe that a portion of the revenue decline in our provider bill review services relates to a reduction in the amount of workers’ compensation claims being underwritten by several of our larger client accounts. We also believe that growth in these lines of service will resume once the nationwide economy improves and levels of employment resume their more traditional rates of growth. These decreases were partially offset by year-to-date increases in our out-of-network bill review services. This growth was primarily due to an increase in the amount of gross charges reviewed as compared to the prior year and the amount of savings achieved through our review of medical charges.

Revenue growth for Care Management Services was due primarily to our NHR acquisition in November 2001. On a pro forma basis, including the NHR acquisition in prior year results, revenue from our Care Management Services segment decreased by approximately 6.5% for the third quarter of 2002 and 1.9% for the first three quarters of 2002 from the same prior year periods.

Like our other business segments, a greater majority of our Care Management Services are provided to clients in the workers’ compensation market. In a manner similar to those other segments, we have experienced declines in referral trends, which we believe relate to the overall drop in nationwide employment and related rates of workplace injuries. Generally, our Health Services segment, since it sees patients at the initial time of injury, is the first segment to be affected by economic downturns and upturns, our Network Services segment, since it involves the review of bills generated from injury-related visits, is the second segment to be affected, and our Care Management segment, since it generally receives referrals for service a number of months after the initial injury occurs, is the final segment to experience the effects of changing injury trends. Accordingly, we believe a primary cause of the decline in revenue experienced in our Care Management Services segment as this year has progressed is related to the effects of declines in workplace injuries that we first experienced in our Health Services business during 2001. As we are currently seeing gradual improvements in the relative visit amounts in our Health Services business, we would anticipate that we could experience a similar future recovery in the rates of referrals in our Care Management Services segment based on the degree to which employment trends stabilize and return to historical rates of growth.

In addition to the economic effects described above, to a lesser extent, we have encountered some revenue declines in our independent medical exams services associated with client referral volume decreases due to the integration of NHR’s operations with our own.

Cost of Services

Total cost of services increased 22.8% in the third quarter of 2002 to $201.1 million from $163.8 million in the third quarter of 2001. Cost of services for our Health Services segment grew 8.3% in the third quarter of 2002 to $98.9 million from $91.3 million in the third quarter of 2001, primarily due to an increase in the number of health centers as compared to the prior year. Increases in our Care Management Services and Network Services segments related primarily to the acquisition of NHR in November of 2001. If the Company had owned NHR and HNS in the prior year, the cost of services for our Network Services segment would have declined approximately $0.4 million on a comparative basis, and the cost of services of our Care Management segment would have increased by approximately $0.4 million.

For the nine months ended September 30, 2002, total cost of services increased 21.5% to $592.6 million from $487.6 million for the same period in the prior year. As part of the review of our accounts receivable history and collection experience, Health Services recorded an adjustment of $1.7 million in the first quarter of 2002 to increase its bad debt reserves. Excluding this adjustment, the cost of services for our Health Services segment would have increased by $16.6 million, or 6.2%, primarily due to an increase in the number of health centers as compared to the prior year. Increases in our Care Management Services and Network Services segments related primarily to the acquisitions of NHR and HNS in November of 2001. If the Company had owned NHR and HNS in the prior year, the cost of services for our Network Services segment would have declined approximately $3.9 million on a comparative basis, and the cost of services of our Care Management segment would have increased by approximately $1.9 million.

Total gross profit increased 4.3% to $50.7 million in the third quarter of 2002 from $48.6 million in the third quarter of 2001, while gross profit as a percentage of revenue decreased to 20.1% in the third quarter of 2002 compared to 22.9% in the third quarter of 2001. For the first nine months of 2002, total gross profit increased 6.3% to $149.2 million from $140.4 million for the first nine months of 2002. Due primarily to the acquisition of NHR in November 2001 and the change in our accounting estimate for accounts receivable reserves in the first three quarters of 2002, gross profit as a percentage of revenue for the first nine months of 2002 decreased to 20.1% compared to 22.4% in the first three quarters of 2001. Excluding these effects, on a pro forma basis total gross profit for the first nine months of 2002 decreased by $8.8 million, or 5.3%.

Health Services’ gross profit increased 11.6% to $26.1 million in the third quarter of 2002 from $23.4 million in the third quarter of 2001, and its gross profit margin increased by 0.5% to 20.9% from 20.4% for the same respective periods. For the nine months ended September 30, 2002, Health Services’ gross profit decreased 10.5% to $60.2 million from $67.3 million, and its gross profit margin decreased by 2.7% to 17.3% from 20.0% for the same respective period. The primary factor in this gross profit decrease for the first nine months of 2002 was a $9.6 million increase in accounts receivable reserves related to the change in accounting estimate in the first quarter of 2002, consisting of a $7.9 million reduction in revenue and a $1.7 million increase in cost of services. Without these adjustments, Health Services’ gross profit for the first three quarters of 2002 increased 3.7%, while the gross profit margin decreased 0.4% to 19.6% over the same prior year period. The increase in 2002 gross margins is primarily due to improved revenue. However, the marginal increase in the third quarter 2002 gross margin and decrease in the year to date gross margin relates primarily to the generally lower relative margins from acquired centers. In addition, this division has been impacted by national economic and hiring trends, resulting in a decrease in the productivity levels of its centers as compared to the prior year. This division’s costs were also affected by increases in insurance and information technology costs. Efforts to improve the management of expenses associated with personnel costs and medical supplies did not fully offset the gross profit margin impact of the lower than anticipated volumes. The Company currently believes these trends will improve once the growth in nationwide employment levels resumes.

Network Services’ gross profit increased by 5.0% in the third quarter of 2002 to $20.4 million from $19.4 million in the third quarter of 2001, and its gross profit margin decreased by 6.0% to 37.0% in the third quarter of 2002 from 43.0% in the third quarter of 2001. For the first three quarters of 2002, Network Services’ gross profit increased by 21.2% to $64.9 million from $53.6 million in the first nine months of 2001, and its gross profit margin decreased by 1.8% to 38.5% in the first three quarters of 2002 from 40.3% for the first three quarters of 2001. These increases in gross profit primarily relate to the acquisition of NHR in 2001. Had we owned NHR and HNS in the prior year and excluding the adjustment to the sales allowance in the first quarter of 2002, the comparative gross profit for the Network Services segment would have decreased by 14.9% and by 5.7% for the quarter and year-to-date, respectively, and the comparative gross profit margins would have decreased 3.6% and 0.5%, respectively. The underlying decreases in our year-to-date pro forma gross margins relate primarily to decreased revenue from our workers’ compensation based preferred provider organization, provider bill repricing and review and first notice of loss services.

Care Management Services’ gross profit margin of 5.8% in the third quarter of 2002 decreased 5.1% from 10.9% in the third quarter of 2001, and the gross profit decreased by 27.7% to $4.1 million in the third quarter of 2002 from $5.7 million in the third quarter of 2001. For nine months ended September 30, 2002, Care Management Services’ gross profit margin decreased 1.6% to 10.7% from 12.3% in the first three quarters of 2002, and the gross profit contribution increased by 23.4% to $24.1 million from $19.5 million in the first three quarters of 2001. Without the adjustment in the sales allowance in the first quarter of 2002, the gross profit for the first three quarters of 2002 increased 17.2%, while the gross profit margin decreased 2.1% to 10.2% from the first three quarters of the prior year. The increase in the year to date gross profit in 2002 was primarily due to the 2001 acquisition of NHR. Had we owned NHR in the prior year, the comparative gross profit from our Care Management segment would have decreased by 56.7% and 24.5% for the third quarter and first nine months of 2002, respectively, and the gross profit margin would have decreased by 6.7% and 3.0%, respectively. At this time, other than as a possible result of the actions described below, we anticipate that the margin percentage of this segment will continue to remain consistent with third quarter levels. Declines in the Company’s comparative gross margin related primarily to reductions in revenue for which there were not corresponding reductions in costs. Additionally, costs within the Care Management Services segment, and to a lesser extent in the Network Services segment, were also affected during the quarter and for the year to date due to an increase in the staffing levels and physician costs associated with services provided to our auto insurance clients. These cost increases reflect both the expansion of the business in markets where we are seeking new business as well as increases in service levels to existing customer accounts. We do not currently foresee changes in these increased cost levels and may pursue increased revenue from new and existing accounts to mitigate their effect. The Company is currently evaluating potential initiatives which may assist in lowering the cost structure of its case management services and which could contribute to improvements in its Care Management Services margins as a whole. As a part of these efforts, we initiated several cost reduction and personnel reduction programs during the later part of the third quarter. These initiatives generally seek to lower our staffing to levels more commensurate with current referral volume levels.

General and Administrative Expenses

General and administrative expenses for the quarter were $27.8 million, or 11.0% of revenue. This compares to approximately $26.8 million, or 10.7% of revenue, had the Company owned NHR and HNS during the prior year. For the first nine months of 2002, general and administrative expenses were $77.1 million, or 10.4% of revenue. This compares to approximately $80.3 million, or 10.8% of revenue, had the company owned NHR and HNS during the prior year. The third quarter 2002 increase in general and administrative expenses is primarily due to $1.3 million in expenses associated with the separation of certain officers and division management. Additionally, general and administrative expenses for the first three quarters of 2002 included an additional $0.8 million in separation expenses associated with the Company’s former Chief Operating Officer. Expenses for year-to-date 2002 were decreased by the one-time effect of a $3.9 million reduction in employee benefits associated with a reduction in the amount of employee contributions we matched in our defined contribution plan as compared to prior years.

Amortization of Intangibles

Amortization of intangibles decreased in the third quarter of 2002 to $0.9 million from $3.8 million in the third quarter of 2001, or 0.3% and 1.8% as a percentage of revenue for the third quarters of 2002 and 2001, respectively. For the nine months ended September 30, 2002, amortization of intangibles decreased to $2.7 million, or 3.7% of revenue, from $11.3 million, or 1.8% of revenue for the first nine months of 2001. These decreases are substantially all the result of the implementation of Statement of Financial Accounting Standards No. (“SFAS”) 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002, which discontinued the amortization of goodwill and intangible assets with an indefinite life, partially offset by the amortization of other intangibles associated with the NHR acquisition in November 2001. Had we owned NHR in the prior year, the comparative amortization of intangibles would have been approximately the same under this new standard.

Interest Expense, net

Interest expense decreased $1.2 million in the third quarter of 2002 to $15.4 million from $16.6 million in the third quarter of 2001. For the first nine months of 2002 and 2001, interest expense was $48.3 million and $50.2 million, respectively. These decreases in 2002 from the same periods in 2001 are due primarily to lower interest rates in 2002 and the redemption of $47.5 million of the Company’s 13% Senior Subordinated Notes in July 2002. As of September 30, 2002, approximately 72.1% of our debt contains floating rates. Although we utilize interest rate hedges to manage a significant portion of this market exposure, rising interest rates would negatively impact our results. See “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Interest Rate Hedging Arrangements

We utilize interest rate collars to reduce our exposure to variable interest rates and, in part, because such arrangements are required under our current senior secured credit agreement. These collars generally provide for certain ceilings and floors on interest payments as the three-month LIBOR rate increases and decreases, respectively. The changes in fair value of this combination of ceilings and floors are recognized each period in earnings. We recorded losses of $7.7 million and $8.9 million in the third quarter and first nine months of 2002, respectively, as compared to losses of $13.5 million and $16.6 million for the same respective periods of the prior year. These gains and losses were based upon the change in the fair value of our interest rate collar agreements. This earnings impact and any subsequent changes in our earnings as a result of the changes in the fair values of the interest rate collars are non-cash charges or credits and do not impact cash flows from operations or operating income. There have been, and may continue to be, periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. Further, if we hold these collars to maturity (2004 and 2005), the earnings adjustments will offset each other on a cumulative basis and will ultimately equal zero.

Early Retirement of Debt

On July 24, 2002, we redeemed $47.5 million of our then outstanding $190 million 13% Senior Subordinated Notes. In accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” we included in income from continuing operations $7.4 million of debt extinguishment costs in the third quarter of 2002. These costs were comprised of $6.2 million premium over the face amount of the redeemed bonds and $1.2 million of related existing deferred financing fees and other expenses.

Provision for Income Taxes

We recorded a tax benefit of $3.5 million and a tax provision of $1.4 million in the third quarter and first nine months of 2002, which reflects effective tax rates of 38.8% and 41.6%, respectively. For the third quarter and first nine months of 2001, we recorded a tax benefit of $0.3 million and a tax provision of $4.9 million, respectively, reflecting effective tax rates of 5.9% and 259.4%, respectively. The effective rate differs from the statutory rate due to the non-deductibility of goodwill and certain fees and expenses associated with acquisition costs, and to a lesser extent, the impact of state income taxes. Due to our current relationship of taxable book income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate in 2002.

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

We are currently considering the acquisition of Em3 Corporation (“Em3”) and OccMed Systems, Inc. (“OccMed”), two companies who have the same principal stockholders as our parent company, Concentra Inc. (“Concentra Holding”). Em3 is a company engaged in providing a proprietary internet-based system for the management of work-related injuries. OccMed is a company engaged in developing new, freestanding, primary care occupational healthcare centers. In connection with the acquisitions, we will purchase the net assets of the two companies using approximately $43.0 million of Concentra Holding common stock and will repay an estimated $4.4 million in acquired revolving debt and accrued interest. However, we have not completed the evaluation, negotiation, documentation, approval requirements and other activities necessary for the completion of these acquisitions. For the nine-month period ending September 30, 2002, Em3 had operating and EBITDA losses of approximately $5.7 million and $3.0 million, respectively. For the same year-to-date period, OccMed reported operating and EBITDA losses of approximately $2.4 million and $1.7 million, respectively. The difference between operating and EBITDA losses is depreciation expense. Due to the common ownership by Welsh, Carson, Anderson & Stowe VIII, L.P. of a majority of the equity of Concentra Holding and each of the companies to be acquired, applicable accounting literature will require us to consolidate the historical results of operations of the acquisitions with our historical results when preparing our year-end financial statements. The equity interests of other investors, which are 34% in the case of Em3 and 31% in the case of OccMed, will be reflected as a “minority interest” in our financial statements for periods prior to the date of acquisition. As stated above, we are evaluating these potential acquisitions in light of their ability to enhance the future growth and financial performance of our Company.

Liquidity and Capital Resources

We provided $29.7 million in cash from operating activities for the nine months ended September 30, 2002, and provided $48.7 million for the same nine-month period last year. The decrease in cash from operating activities in the first nine months of 2002 as compared to the same period in 2001 was primarily a result of decreased accounts payable and accrued liabilities and increased prepaid expenses and other assets, partially offset by decreased accounts receivable. During the first nine months of 2002, $12.8 million of cash was used for working capital purposes, primarily related to increased prepaid expenses and other assets of $25.8 million, partially offset by an increase in accounts payable and accrued expenses of $8.6 million and decreases in accounts receivable of $4.4 million. During the first nine months of 2002, prepaid expenses and other assets increased primarily due to growth in the current and long-term deferred tax assets. Additionally, accounts payable and accrued expenses increased due to the timing of certain payments, including payment of accrued interest in our debt and payroll-related items. The 2002 decrease in net accounts receivable primarily relates to a $7.1 million net adjustment to increase sales allowances and bad debt reserves in the first quarter of 2002, partially offset by increases in accounts receivable due to revenue growth. The first quarter 2002 adjustment was a result of the change in accounting estimate for accounts receivable reserves discussed earlier. During the first nine months of 2001, $3.3 million of cash was provided by working capital, primarily related to an increase in accounts payable and accrued expenses of $11.2 million, partially offset by increases in prepaid expenses and other assets of $1.0 million and accounts receivable of $6.9 million. During the first nine months of 2001, accounts receivable increased primarily due to continued revenue growth, while accounts payable and accrued expenses increased primarily due to the timing of certain payments, including payment of accrued interest on the Company’s debt and payroll-related items.

During the nine months ended September 30, 2002, we made approximately $3.9 million in cash payments related to the non-recurring charges that occurred in the first quarter of 1998, fourth quarter of 1998, third quarter of 1999 and fourth quarter of 2001. At September 30, 2002 approximately $4.1 million of the non-recurring charges remained for facility lease obligations, personnel reduction costs and other payments. We anticipate that the majority of this liability will be paid over the next 18 months.

In the first three quarters of 2002, we used net cash of $1.8 million in connection with acquisitions and $26.6 million of cash to purchase property and equipment, the majority of which was spent on new computer hardware and software technology, as well as leasehold improvements. Cash flows from investing activities also included $0.5 million of cash received from the sale of internally-developed software. As required by accounting pronouncements, the proceeds were offset against the amount capitalized on the consolidated balance sheet and were not recognized as revenue. For the nine months ended September 30, 2001, we used net cash of $18.2 million in connection with acquisitions and $20.1 million of cash to purchase property and equipment during the first half of 2001, the majority of which was spent on new computer hardware and software technology, as well as leasehold improvements. Cash flows from investing activities also included $0.6 million of cash received from the sale of internally-developed software which was offset against the amount capitalized on the balance sheet and was not recognized as revenue.

Cash flows provided by financing activities in the first nine months of 2002 of $1.5 million was primarily due to the $53.0 million of proceeds from the issuance of 54 shares of common stock to Concentra Holding, partially offset by repayment of $50.7 million of debt. The repayment of debt primarily consists of the third quarter 2002 redemption of $47.5 million of our then outstanding $190 million 13% Senior Subordinated Notes and principal payment on our senior debt. Additionally, cash flows from financing activities in 2002 reflect the payment of $1.1 million in deferred financing fees to the Company’s senior lenders in connection with gaining their approval for the redemption discussed above and in establishing revised covenant requirements as described below. Cash flows from financing activities for the year-to-date also reflect $0.3 million in net proceeds from issuance of common stock by our parent company. Cash flows used in financing activities of $2.8 million in the first nine months of 2001 was due primarily from $3.1 million in debt repayments, partially offset by $0.3 million in net proceeds from issuance of common stock by our parent company.

We were in compliance with our covenants, including our financial covenant ratio tests, for the first nine months of 2002. In June 2002, we amended our debt agreement to include less restrictive financial covenant ratio tests as compared to our previous requirements. While less restrictive than our previous requirements, these amended ratio tests become more restrictive in future quarters as compared to the levels which we were required to meet for the first three quarters of

2002. Our ability to be in compliance with these more restrictive ratios will be dependent on our ability to increase cash flows over current levels. While our prospective growth in earnings may enable us to remain in compliance with our current debt covenant requirements in future periods, due to the decreases in our rate of earnings growth caused by the current economic environment and the other trends which we have previously discussed, during late October 2002 we initiated the process of seeking an amendment to the leverage ratio and interest coverage ratio requirements of our Senior Credit Facility. Our requested amendment would provide us with additional flexibility for future quarters, beginning with the fourth quarter of 2002. In order for the amendment to be approved by lenders, we must receive an approval by at least 51% of the lenders in our Senior Credit Facility. We currently anticipate that this amendment will be completed in late November 2002. While the amendment, as currently structured, would delay our requirements to meet more restrictive leverage ratio and interest coverage ratio tests, the new requirements would recommence a progression towards more restrictive tests in future periods. Because of this, even with the requested revised covenants, absent other financing, we will need to re-establish our growth in earnings in future periods in order to be in compliance with these new covenant requirements.

Concentra Holding currently plans on closing an equity sale of $25,000,000 to its primary equity sponsors during November and pre-paying a corresponding amount of our senior term debt issued in connection with the Senior Credit Facility shortly thereafter, subject to required approvals. The pre-payment is being undertaken in connection with the planned acquisitions of Em3 and OccMed as well as to support our previously discussed amendment request to our lenders to revise our leverage ratio and interest coverage ratio covenants within our credit facility.

Provided we obtain approval for the requested amendment to our debt covenants described above, we currently believe that our cash balances, the cash flow generated from operations and our borrowing capacity under our revolving credit facility will be sufficient to fund our working capital, occupational healthcare center acquisitions and capital expenditure requirements for the foreseeable future. Our long-term liquidity needs will consist of working capital and capital expenditure requirements, the funding of any future acquisitions, and repayment of borrowings under our revolving credit facility and the repayment of outstanding indebtedness. We intend to fund these long-term liquidity needs from the cash generated from operations, available borrowings under our revolving credit facility and future debt or equity financing. However, our ability to generate cash is subject to our performance and general economic and industry conditions that are beyond our control. Therefore, it is possible that our business will not generate sufficient cash flow from operations. Additionally, we cannot be certain that any future debt or equity financing will be available on terms favorable to us, or that our long-term cash generated from operations will be sufficient to meet our long-term obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. In order to hedge a portion of this risk under our current credit agreements, we have utilized interest rate collars. We have performed sensitivity analyses to assess the impact of changes in the interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value or cash flow relative to our debt instruments. However, the same hypothetical 10% movement in interest rates would change the fair value of our hedging arrangements and pretax earnings by $1.3 million as of September 30, 2002. Market rate volatility is dependent on many factors that are impossible to forecast and actual interest rate increases could be more or less severe than this 10% increase. For more information on the interest rate collars, see Note 5 in the audited consolidated financial statements of the Company’s 2001 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

Within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and are effective to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer,

as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

On September 24, 2002, by written consent of stockholders holding 17,958,742 shares, constituting a majority of the outstanding voting stock of Concentra Inc., the Concentra Inc. stockholders approved an amendment to the 1999 Stock Option and Restricted Stock Purchase Plan (the “Plan”) to provide for the automatic award of the following non-qualified stock options under the Plan to non-employee members of the corporation’s Board of Directors: 1) an initial option to purchase 10,000 shares of Concentra Inc. common stock on the next business day following the date of his or her initial election to the Board of Directors (or on September 24, 2002, if serving as a director on that date), and 2) an annual option to purchase 4,000 shares of Concentra Inc. common stock on the next business day following each annual meeting of stockholders at which such non-employee director is elected as a director. The exercise price of each director option will be 100% of the fair market value at the time of grant. Initial options will be immediately exercisable. Annual options will become exercisable 25% on the first anniversary of the date of grant and 25% on each of the next three successive anniversary dates of the date of grant. The exercise period will not exceed ten years from the date of grant; provided that, no director option may be exercised more than 1 year after the optionee ceases to serve as a director of the corporation.

Item 6.    Exhibits and reports on form 8-K

(a)    Exhibits:

Exhibit No.	Description
10.1	Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan, as amended September 24, 2002

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K during the quarter ended September 30, 2002:

Form 8-K filed July 25, 2002 reporting under Item 5 the Company’s press release announcing the Company’s redemption of 47.5 million of its 13% Series A and Series B Senior Subordinated Notes.

Form 8-K filed August 14, 2002 reporting under Item 7 the Company’s press release announcing the Company’s earnings for the quarter and six-month period ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCENTRA OPERATING CORPORATION

November 13, 2002	By: /s/ Thomas E. Kiraly
Thomas E. Kiraly Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Daniel J. Thomas, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Concentra Operating Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Daniel J. Thomas

Daniel J. Thomas
Chief Executive Officer

I, Thomas E. Kiraly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Concentra Operating Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Thomas E. Kiraly

Thomas E. Kiraly
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan, as amended September 24, 2002

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002