Form 10-K
period 2002-12-31
CONCENTRA OPERATING CORP
filed 2003-03-27
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-15699

Concentra Operating Corporation

(Exact name of registrant as specified in its charter)

Nevada	75-2822620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5080 Spectrum Drive, Suite 400 West Addison, Texas	75001 (Zip Code)
(address of principal executive offices)

(972) 364-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

13% Series B Subordinated Notes Due 2009

Guarantees of Senior Subordinated Notes Due 2009

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☒ No ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2m of the Act).    Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter is $0.00. The aggregate market value of the non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter is $0.00.

The registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation. As of March 1, 2003, there were 35,525,406 shares outstanding of Concentra Inc. common stock, none of which were publicly traded. Currently there is no established trading market for these shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

CONCENTRA OPERATING CORPORATION

FORM 10-K

Fiscal Year Ended December 31, 2002

FORWARD-LOOKING INFORMATION

Our disclosure and analysis in this report, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Wherever possible, we have identified these “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”)) by words and phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions.

Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, we can give no assurance that we will achieve these plans, intentions and expectations. Any or all forward-looking statements in this report may turn out to be wrong. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we currently believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described under the headings in Item 1, “Business,” including “Risk Factors.”

Because we are subject to these risks and uncertainties, and for the other reasons described above, we caution readers not to place undue reliance on the forward-looking statements we make. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained throughout this report. Other than as required by law, our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

General

Concentra Operating Corporation is referred to as “Concentra Operating” or the “Company,” and it is a direct subsidiary of Concentra Inc., referred to as “Concentra Holding.” We are a leading provider of healthcare and related services, specializing in performing quality medical care and containing healthcare and workers’ compensation costs. We have three primary business lines: health services for workplace injuries and other employment-related healthcare needs, network services designed to reduce medical and administrative costs, and care management services used to coordinate and facilitate the provision of appropriate medical care and reduce disability duration. We provide these services to the workers’ compensation, occupational healthcare, automobile insurance, and group health and related employee benefits markets. Our scale, geographic reach, and comprehensive service offerings enable us to offer our customers a single source for occupational healthcare and cost containment services.

We provide initial treatment for approximately 7% of the total workplace injuries in the United States and occupational healthcare services for employers with approximately 114,000 individual service locations. We provide workers’ compensation, automobile insurance, and group health cost containment services to over 3,500 customers in all 50 states as well as in parts of Canada.

We believe we achieved our leadership position through our high level of service, our detailed reporting on medical outcomes, and our acquisition and development of complementary services designed to produce positive medical outcomes and demonstrable cost savings. We believe that our knowledge and expertise in the markets we serve, combined with our full spectrum of complementary services and proprietary technology, differentiate us from other industry providers. We also believe that our broad geographic reach provides us with an advantage in serving national customers over single-market or regional service providers.

Our services are divided into three primary business segments:

•	Health Services. Servicing over five million patient visits annually, we are the nation’s largest provider specializing in the treatment of workplace injuries and other employment-related healthcare needs. We believe our use of innovative technology and evidence-based medicine, which involves our analysis of case outcomes to determine an effective medical and care treatment solution for common occupational injuries and illnesses, allows us to reduce medical, disability, and administrative costs for our customers.

We currently operate 245 dedicated occupational healthcare centers, and we also perform occupational healthcare services on-site at customer locations. To meet the requirements of large employers whose workforce extends beyond the geographic coverage available through our centers, we also have developed a network of select occupational healthcare providers that use our proprietary technology to benchmark treatment methods and outcomes achieved. We believe our ability to provide high quality, comprehensive services through these three delivery channels—occupational healthcare centers, on-site services, and a select network of providers—will allow us to continue expanding our share of the workers’ compensation injury care and occupational healthcare markets.

•	Network Services. We are a leading provider of services designed to reduce medical and administrative costs for the workers’ compensation, auto insurance, and group health and related employee benefits markets. We also provide our customers with access to our own preferred provider organization (“PPO”) network, which is one of the largest national PPO networks specializing in workers’ compensation, as well as access to many other national and regional PPO networks. We serve our group health customers by negotiating with healthcare providers to reduce the fees they charge for services performed outside of a PPO network. For the employee benefits market, we perform certain administrative and case management services for group health, Family Medical Leave Act of 1993 (“FMLA”), and short and long-term disability cases.

•	Care Management Services. We are a leader in providing professional care management services designed to maximize medical improvement and reduce disability duration. These services include case management, independent medical examinations, utilization management, and peer review.

Across our service lines, our goal is to provide our customers with quality products and services at cost effective rates. The breadth and effectiveness of our services provide us with a competitive advantage. Our information systems enable us to automate certain administrative complexities in the markets we serve, allow our customers to access more easily the range of products and services we offer, streamline our delivery of patient care, and improve our ability to produce demonstrable cost savings to our customers. We expect that these factors will allow us to increase our market share and accommodate the evolving needs of our customers.

Our Business Strategy

Our goal is to further establish ourselves as a leading provider of healthcare and cost containment services. We intend to achieve this goal while improving our operating results by pursuing the following strategies:

Increase Market Share of Our Network Services and Care Management Services by Expanding Relationships with Multi-State Insurance Carriers, Third Party Administrators and Self-Funded Employers. We believe that our ability to provide a full continuum of network services and care management services on a nationwide basis, coupled with our expertise and the resources necessary to monitor and respond to changes in state-specific laws and regulations, enable us to meet the needs of multi-state payors and employers and give us an advantage over local and regional competitors. Accordingly, we intend to expand our network services and care management services by intensifying our marketing of these services to multi-state insurance carriers, third party administrators, and self-funded employers. We also believe that as these customers increasingly outsource cost containment services to third parties, our ability to deliver demonstrable cost savings through a comprehensive, national service offering will allow us to increase our market share in these service lines. We believe that our growth will be further enhanced as our multi-state customers, in turn, gain market share, due in part to the outcomes and efficiencies they enjoy by using our services.

Expand our Health Services Operations to Increase Market Share and Penetration. We intend to continue to expand the geographic scope and market share of our health services operations by acquiring and developing occupational healthcare centers in carefully selected new and existing markets. As an important part of expanding the geographic scope of our health services, we have a proprietary, web-based technology that enables us to offer our customers access to an expanded select group of occupational healthcare providers, in addition to our owned or managed occupational healthcare centers. Using this technology, employers, providers and payors can communicate with each other and track the status of their cases, and we can monitor and benchmark the status of every case. By further increasing the geographic coverage of our healthcare services in this manner, we believe that we will be able to offer our customers broader provider choices and increased cost savings opportunities.

Leverage Our Technology to Broaden Our Service Offerings and Increase Profitability. We have developed and maintain sophisticated information systems and an extensive, proprietary database of patient outcomes, disability management information, treatment protocols, and complex regulatory provisions governing the workers’ compensation market. These resources currently enable us to generate cost savings for our customers by promptly identifying and addressing care being provided outside of recommended treatment parameters, achieving better patient outcomes and earlier return to work, and generally reducing medical and administrative costs. Further, our technology enables employers, healthcare providers, payors, and care management professionals to collaborate and share information quickly and efficiently. We intend to use this proprietary database and our continuing advancements in technology to identify and deliver more cost-savings opportunities and to improve our ability to demonstrate these cost savings to our customers, thereby creating additional revenue opportunities for us from this existing proprietary resource.

Expand Our Presence and Service Offerings in Strategic Outsourcing Markets. Our ongoing investment in technology has allowed us to solidify our position as a strategic provider of outsourced services for the employee benefits and property and casualty industries. We believe that the breadth of our comprehensive service offering uniquely enables us to design and deliver client solutions that positively affect medical, disability and administrative costs. We intend to continue building electronic interfaces with payors in an effort to reduce the administrative burdens they face today. We will use our web-based applications to facilitate payors’ ability to eliminate many costs associated with the management of a paper-intensive claims process while making it easier for them to access our medical and disability cost management services.

Further, we intend to expand our presence into new market segments of the group health and related employee benefits industry. Historically, our focus in this industry has been in services designed to reduce and limit non-network medical costs. We believe that we are the largest outsource provider of these services in the nation today, managing over $4 billion annually in medical claim volume. In late 2001, we expanded the services we perform for this industry to include network management services, consisting of processes required to maintain numerous PPO and other managed care networks. Our technology enables payors to outsource components of the network management function, namely contract repricing and provider file management, in order to improve payment accuracy and cycle times, eliminate redundant cost, and improve network management efficiency. We also provide complementary services that reduce the medical and administrative costs associated with network and non-network medical care and assist our customers in meeting automatic claim-adjudication objectives. We believe we are uniquely positioned to capture greater market share as demand for such strategic outsourcing services grows.

Industry Overview

Health Services

Occupational healthcare consists of two primary components: workers’ compensation injury care and non-injury occupational healthcare services. Historically, independent physicians, urgent care facilities, and hospital emergency rooms have provided the majority of these services. With the increased regulatory complexity associated with these services, specialized provider groups with knowledge and expertise in this area have taken market share from the historical providers. Because we foresee greater regulatory complexity in the future, we believe provider groups specializing in occupational healthcare services will continue to acquire a larger market share.

Workers’ Compensation Injury Care. Generally, workers’ compensation is a state-mandated, comprehensive insurance program for work-related injuries and illnesses. In the United States, each of the 50 states, the District of Columbia and, for federal employees, the federal government, maintain their own individual workers’ compensation programs. Canada has a federal workers’ compensation program and similar workers’ insurance programs at the provincial level. Each political jurisdiction is responsible for implementing and regulating its own program. Consequently, workers’ compensation benefits and arrangements vary considerably among jurisdictions and are often highly complex.

Workers’ compensation legislation in the United States generally requires employers, either directly or indirectly through an insurance vehicle, to fund the total costs of an employee’s medical treatment and all lost wages, legal fees, and other costs associated with a work-related injury or illness. Typically, work-related maladies are broadly defined, and injured or ill employees are entitled to extensive benefits. Employers are required to provide first-dollar coverage with no co-payment or deductible due from the injured or ill employee and, in many states, there is no lifetime limit on expenses any one employee can incur. In exchange for providing this coverage to employees, employers are not liable for benefits in excess of those provided under the relevant state statute. Employers provide this extensive benefits coverage, both for medical costs and lost wages, by purchasing commercial insurance from private insurance companies, participating in state-run insurance funds, or self-insuring.

The amounts and methods of compensation for healthcare providers who perform workers’ compensation injury care services differ from state to state. As of March 1, 2003, 40 states had adopted fee schedules under which all healthcare providers are uniformly compensated within a particular state. The fee schedules are set by each state and generally prescribe the maximum amounts that may be paid for a designated procedure. In states without fee schedules, healthcare providers are reimbursed based on usual, customary, and reasonable fees charged in the particular state in which the services are provided.

Limits on an employee’s right to select a specific workers’ compensation healthcare provider vary among states. According to the Workers’ Compensation Research Institute, as of December 31, 2002, 37 states limited employees’ initial choice of provider, and two states prohibited employees from changing providers. Furthermore, 45 states and the District of Columbia placed restrictions on employees’ ability to switch providers, including provisions requiring employer approval for any changes. Generally, an employer will also have the ability to direct its employees to particular providers when the employer is self-insured. It has been our experience that our results of operations and business prospects in a particular state do not materially differ as a result of state-to-state differences in the requirements regarding direction of care. We believe that employers greatly influence their employees’ choices of physicians even in states that permit employees to select their own providers.

Employers have been slow to use cost savings techniques to control their workers’ compensation expenses until recently, primarily because the total costs involved are relatively small compared to those associated with group health benefits and because state-by-state regulations related to workers’ compensation are more complex than those related to group health benefits. However, in recent years, the dollar amount of workers’ compensation claims has increased significantly. According to the National Safety Council, total workers’ compensation costs to employers in the United States exceeded $132.1 billion in 2001.

Although total U.S. workers’ compensation costs have increased, work-related injury rates have declined recently due to improvements in workplace safety and shifts in job composition toward less physical work activities. Historically, steady increases in the overall workforce have partially offset these declining injury rates. We believe increases in the national workforce will contribute to escalating workers’ compensation costs when coupled with the following factors:

•	broader definitions of work-related injuries and illnesses covered by workers’ compensation laws;

•	the shifting of medical costs from group health plans to the workers’ compensation system as the number of uninsured individuals increases and because of the first dollar coverage provided in workers’ compensation programs;

•	an aging work force;

•	the continuing requirement that employers pay all of an employee’s costs of medical treatment, without any co-payment or deductible, as well as related lost wages and non-medical costs;

•	medical cost inflation; and

•	the under-utilization to date of comprehensive cost containment programs in the workers’ compensation industry.

Because workers’ compensation benefits are mandated by law and are subject to extensive regulation, insurers, third-party payors, and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. In addition, workers’ compensation programs vary among jurisdictions, making it difficult for insurance companies and multi-state employers to adopt uniform policies to administer, manage and control the costs of benefits across states. As a result, managing the cost of workers’ compensation requires approaches that are tailored to the specific regulatory environments in which the employer operates.

Non-Injury Occupational Health Services. Non-injury occupational health services include employment-related physical examinations, drug and alcohol testing, functional capacity testing, and other related programs designed to meet specific employer, state or federal requirements. Non-injury occupational healthcare services also include programs to assist employers in complying with an increasing number of federal and state requirements, including hearing conservation programs, toxic chemical exposure surveillance and monitoring programs, and physical examinations mandated by the Department of Transportation and Federal Aviation Administration. Federal laws governing health issues in the workplace, including the Americans with Disabilities Act, have increased employers’ demand for healthcare professionals who are experts in the delivery of these services.

Network Services and Care Management Services

Our network services are designed to reduce the total cost of claims through access to discounted fees offered by PPO networks and the performance of comprehensive bill review and repricing. Our care management services involve medical professionals working one-on-one with claimants to manage their medical and disability cases. Case managers coordinate communication among claimants, employers, insurers, and medical providers to facilitate recovery. These services assist in enhancing medical improvement and, where appropriate, expediting return to work.

We provide our network services and care management services to the following three industries:

Workers’ Compensation Industry. As workers’ compensation costs continue to increase, employers are increasingly seeking assistance from strategic outsourcing providers to help control their costs. A number of states have adopted legislation encouraging the use of workers’ compensation managed care organizations in an effort to enable employers to control their workers’ compensation costs. State laws regulating managed care organizations generally provide employers with an opportunity to channel injured employees into PPO networks.

Auto Insurance Industry. Automobile insurance carriers have experienced increased costs associated with the reimbursement of medical expenses, lost wages, and other essential services associated with personal injury protection coverage. In most states, medical evaluations and peer reviews are the primary mechanisms used to manage the care rendered to individuals injured in auto accidents. Provider bill review may also be used to determine the appropriate reimbursement rate for medical services provided to injured parties. A few states have adopted formal medical management regulations that endorse the use of PPOs or formal utilization review programs.

Group Health Industry. According to the Centers for Medicare and Medicaid Services, private health insurance expenditures for personal healthcare in the United States were estimated to total approximately $537.3 billion in 2002. Healthcare payors are exposed to high costs in particular when medical care under a group health plan is delivered on a non-contractual basis, commonly referred to as a non-network claim. These claims arise when services are provided outside of a healthcare payor’s geographic coverage area or outside their network of providers. Non-network healthcare claims expose payors to a greater incidence of over-utilization, cost shifting, upcoding, and billing errors than contracted or in-network claims. Non-network bill review service providers produce savings for their customers by analyzing and applying cost savings techniques to non-network medical claims.

Administration of components of an employee benefits package other than group health coverage, including short and long-term disability coverage as well as FMLA leave, can be a time-consuming and burdensome process for employers. When an employee takes disability or FMLA leave, his or her employer must ensure that the type of leave is appropriate and that all conditions to taking such leave have been met by the employee. The employer also must monitor the case status of its employees while on leave. Many employers outsource these components of their employee benefits packages to third party providers who specialize in performing such services.

Services and Operations

We provide our customers with quality healthcare and related services, including a comprehensive solution for controlling their costs. Our services include:

Description of Service	Customer Segment
Health Services—Health services for workplace injuries and other employment-related healthcare needs	Occupational Healthcare Workers’ Compensation

Network Services—In and out-of-network bill review and repricing services designed to reduce medical and administrative costs	Workers’ Compensation Auto Insurance Group Health and Related Employee Benefits

Care Management Services—Professional services designed to coordinate and facilitate the provision of appropriate medical care and reduce disability duration	Workers’ Compensation Auto Insurance Employee Benefits

For financial information related to our three business segments, health services, network services and care management services, see Note 11, Segment Information, to our consolidated financial statements.

Health Services

Our health services include injury care services for work-related injuries and illnesses, as well as other occupational healthcare services to assist our customers in maintaining healthy and safe workplaces. Our principal channel for delivering health services is through our 245 owned and managed occupational healthcare centers, located in 79 markets within 34 states. During 2002, approximately 50.5% of all patient visits to our centers were for the treatment of injuries or illnesses and 49.5% were for non-injury occupational healthcare services.

In addition, we provide a full complement of occupational healthcare services on location for employers by either staffing an on-site medical facility or dispatching a mobile unit. We also perform health services through our select network of providers, who use our proprietary technology to benchmark treatment methods and outcomes achieved. We added this provider network to our service offering through the acquisition of Em3 Corporation in December 2002, as discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” By offering our health services through our centers, on location and through our select network of occupational healthcare providers, we can better address the unique needs of our customers.

By serving as an entry point for quality medical care in workers’ compensation cases, we can promptly identify for employers those cases that have the potential to result in significant recovery time and employer costs. Also, through our ancillary programs, such as physical examinations, Americans with Disabilities Act compliance assistance, substance abuse testing, job-specific return to work evaluations, and related injury prevention services, we strengthen our relationships with employers and help prevent workplace injuries and illnesses from occurring.

We develop clusters of occupational healthcare centers in new and existing geographic markets through acquisitions and internal development. In selected markets in which a hospital management company, hospital system, or other healthcare provider has a significant presence, we focus our expansion efforts on strategic joint ventures or management agreements. In our joint venture relationships, we typically acquire a majority ownership interest in the venture and agree to manage the venture for a management fee based on net revenue.

Provider Arrangements. Physician and physical therapy services are provided at our centers under management agreements with our affiliated physician groups. Our affiliated physician groups are independently organized professional corporations owned by physicians that hire licensed physicians, physical therapists, and other healthcare providers to provide healthcare services to the centers’ patients. Our management agreements with our affiliated physician groups have 40-year terms. Under each management agreement, we provide a wide array of business services to our affiliated physician groups, such as:

•	non-medical support personnel;
•	practice and facilities management;
•	billing and collection;

•	accounting;
•	tax and financial management;
•	human resources management;
•	risk management, including retention of medical malpractice insurance; and
•	marketing and information-based services, such as process management and outcomes analysis.

We also assist in the recruitment of physicians, nurses, physical therapists, and other healthcare providers for our affiliated physician groups. We collect receivables on behalf of the physician groups and advance funds for payment of each physician group’s expenses, including salaries. We receive a management fee based on all services performed at the centers. The management fee is subject to renegotiation and may be adjusted from time to time to reflect industry practice, business conditions, and actual expenses for contractual allowances and bad debts. We provide services to our affiliated physician groups as an independent contractor and are responsible only for the business aspects of the physician groups’ practices. Our affiliated physician groups retain sole responsibility for all medical decisions, including the hiring of medical personnel.

Our affiliated physician groups operate in accordance with annual budgets. We consult with our affiliated physician groups to aid in establishing their budgets. Our management agreements with our affiliated physician groups provide that we have no obligation to supply working capital out of our funds for our affiliated physician groups or their operations. Accordingly, we retain sole discretion over the decision to advance funds to our affiliated physician groups and the amount of any such advances. Because we own and operate the non-medical assets of our centers, we retain ultimate authority over fiscal matters regarding the operation of the centers.

Individual physicians who perform services under contracts with our affiliated physician groups are employees of the physician groups. The physicians employed by our affiliated physician groups do not maintain other practices. It is the responsibility of the physician owners of our affiliated physician groups to hire and manage all of their physician employees and to develop operating policies and procedures and professional standards and controls. Under each management agreement, each of our affiliated physician groups indemnifies us from any loss or expense arising from acts or omissions of the physician group, including claims for malpractice.

Information Systems. We use information systems and technology to enhance our delivery of occupational healthcare services. The backbone of our platform is a wide area network (“WAN”) in each market in which we provide health services. All occupational healthcare centers in a market use a patient administration system named “OccuSourceTM” that runs on a client/server architecture allowing each center to access and share a common database for that market. The database contains employer protocols, patient records and other information regarding our operations in the market. The WAN allows the centers in the market to share information and thereby improve center and physician efficiencies and enhance customer service. We have created a centralized repository of patient data to be used, among other things, for clinical outcomes analysis. We believe that our commitment to continued development of our healthcare information system assists us in our delivery of quality, cost-effective services.

We recently implemented a new application for our providers using wireless, touchscreen handheld devices in all of our centers. This technology allows our providers to move seamlessly between patient visits. Our providers create and approve clinical notes in real time, which decreases the time for patient processing and invoice development.

We typically generate revenue from our health services on a fee-for-service basis. Revenue from healthcare services as a percentage of our total revenue was approximately 53.8% in 2000, 51.7% in 2001 and 47.2% in 2002.

Network Services

Our network services include:

•	non-network bill review;

•	provider bill repricing and review;

•	specialized PPO networks; and

•	first notice of loss or injury services.

These services are designed to reduce administrative costs and monitor the timing, appropriateness, and pricing of medical care. Our network services customers typically pay us an agreed percentage of the savings generated through the performance of our services, except that our first notice of loss or injury services are reimbursed on a fee-for-service basis. Our network services focus directly on reducing the medical and administrative costs associated with workers’ compensation, auto, and group health insurance claims.

Although we perform all of our network services for the workers’ compensation and auto insurance markets, these markets predominantly use our provider bill repricing and review services, PPO networks, and first notice of loss or injury services. Currently, our principal customer base for our non-network bill review services is the group health market, but we continue to expand our non-network bill review services to the workers’ compensation and auto insurance markets.

We offer our network services both separately and on a bundled basis as a full-service cost containment program. Our comprehensive approach to cost containment serves the needs of a broad range of customers, from local to national accounts.

We believe that the demand for our network services will continue to increase as a result of:

•	greater payor awareness of the availability of these techniques for controlling the costs of medical claims;

•	verifiable savings that can be obtained by applying cost containment techniques to medical claims; and

•	the need for enhanced claims processing efficiencies in each industry that we serve.

Non-Network Bill Review. Non-network claims arise when medical services are provided outside a healthcare payor’s geographic coverage area or its network of providers. This type of claim often exposes healthcare payors to very high costs. We use a variety of techniques to reduce expenses associated with over-utilization, upcoding, cost shifting, and billing errors by non-network medical providers, including hospitals and physicians. Our services focus on repricing non-network medical providers’ bills and on reducing the administrative expenses associated with reviewing and analyzing medical bills. We provide usual, customary, and reasonable repricing services, professional negotiation, audit services, and access to select PPO networks with greater geographic coverage to reduce non-network claims.

We also perform network management services that enable our customers to outsource to us the processes required to maintain and correctly apply the discounts for numerous PPO and other managed care networks. By performing these services for our customers, we improve payment accuracy and cycle times and eliminate redundant cost. Our customers reimburse us for these services on a fee-for-service basis according to the types of network management services we perform on their behalf.

We believe that we are the market leader in the non-network bill review business in the group health market and seek to expand our presence in this market. We hope to expand our services in the workers’ compensation and auto insurance markets through performance of our non-network provider bill repricing and review services and our PPO services.

Provider Bill Repricing and Review. For workers’ compensation and automobile insurance claims, we review the medical bills of our customers, identify duplicative, inaccurate or inappropriate charges, and reprice the bills to include the appropriate charges. Workers’ compensation claims are repriced to either the state-mandated fee schedule rates or, for non-fee schedule states, a percentage of the usual, customary, and reasonable rates. Additionally, our automated bill review service enables us to identify duplicative billings and provide our customers with access to certain PPO pricing schedules, including those of our PPO networks, to achieve additional savings below the fee schedules or the usual, customary, and reasonable rates. We have also recently introduced scanning and optical character recognition technology as a part of this service offering. We can create electronic files from the hard copy invoices our customers receive, thereby increasing the productivity of our client’s operations personnel. Our customers reimburse us for these services by providing us a percentage of the savings we achieve, a flat fee per bill reviewed, or a combination of these two reimbursement methods.

Access to Preferred Provider Networks. We provide our customers with access to national PPO networks. These networks include quality medical care at pre-negotiated discounts, thereby offering our customers the ability to influence, or in certain states to direct, claimants into a PPO network as a means of managing their healthcare costs. As of March 1, 2003, our national workers’ compensation PPO network included over 397,000 individual providers and over 4,000 hospitals located in all 50 states and the District of Columbia. Our customers compensate us for access to PPO networks by providing us a percentage of savings and reimbursing us a flat fee.

First Notice of Loss or Injury Services. We provide a computerized first notice of loss or injury service using three centralized national call centers and a web-based intake platform. We provide our first notice of loss or injury services primarily to workers’ compensation carriers for first report of injuries and to the auto industry for first notice of loss reporting, as well as to property and casualty carriers that offer workers’ compensation and auto insurance. We receive claims by phone, fax, and the Internet from individuals, employers, agents, risk managers, and insurance personnel. Upon receipt, we electronically transfer each report of a loss or injury to the appropriate state agency, the employer, and the employer’s insurance company in accordance with applicable state requirements as well as the unique business rules of each customer.

Our first notice of loss or injury services assist in the timely preparation and distribution of state-mandated injury reports, serve as an early intervention tool for claim management, and provide us with cross-selling and referral opportunities. By receiving the initial reports of injuries or accidents, we are able to assist our customers in mitigating the costs associated with those events. For the performance of our first notice of loss or injury services, we receive a flat fee as reimbursement from our customers.

Information Systems. We use a proprietary, technology-based system for our out-of-network medical claims review services that uses Oracle® and a front-end browser. We access and enter customer bills into our system in a variety of ways, including electronic transfer, scanning of appropriate bills, on-site bill entry by our personnel, and overnight mail or facsimile of customer bills to one of our service centers. We receive bills through multiple access points in order to minimize the administrative cost to our customers. Once a bill is entered into our system, we evaluate and analyze the bill, comparing it with our extensive database and customizing preferences of our customer to determine the type of claims review service with the greatest expected savings, before electronically submitting the bill for processing to the appropriate service department within our company. We are reimbursed for these services on a percentage-of-savings basis.

For our first notice of loss or injury service line, we have developed and licensed to third parties a web-based reporting system for all lines of insurance that enables users to report first notices of loss or injury and to obtain immediate access to customized networks and routing to appropriate and qualified healthcare providers. This application can be accessed through hyperlinks on our customers’ pages. This application enhances both internal integration and customer communication and creates an effective platform for us to handle calls with increased speed and efficiency.

The method by which we generate revenue from our network services is discussed above for each type of service in this business segment. Revenue from network services as a percentage of our total revenue was approximately 21.3% in 2000, 21.6% in 2001, and 23.1% in 2002.

Care Management Services

We provide care management services that monitor, coordinate, and facilitate the delivery of appropriate medical care for workers’ compensation, auto injury, and certain employee benefits claims, including short-term disability, long-term disability, and FMLA. Care management services are designed to maximize medical improvement and,where appropriate, expedite return to work. Consequently, the performance of care management services can significantly reduce the costs of disability claims. Our care management services include:

•	field case management;

•	telephonic case management;

•	independent medical examinations;

•	utilization management; and

•	peer reviews.

We believe that continued growth of our care management services will occur principally due to the increased acceptance of care management techniques in the workers’ compensation managed care market to help reduce the total cost of a claim and to facilitate an early return to work. We are able to identify at an early stage those cases for which cost savings may be achieved through the performance of care management services.

Field Case Management. We provide field case management services for the workers’ compensation insurance industry through case managers working at the local level on a one-on-one basis with injured employees and their healthcare professionals, employers, and insurance company adjusters. Field case management services are typically performed for extended cases involving either a work-related injury or illness with a significant potential or actual amount of lost work time or a catastrophic injury that requires detailed management. Our field case managers are located in all 50 states, the District of Columbia, and parts of Canada.

Our field case managers focus on coordinating case activities to enable injured workers to recover and return to work as quickly and safely as possible through medical management and vocational rehabilitation services. The medical management services we offer include reviewing diagnoses, prognoses, and treatment plans, coordinating the efforts of healthcare professionals, employers, and insurance company adjusters, and encouraging compliance and active participation on the part of the injured worker to increase the effectiveness of the medical care provided. Our vocational rehabilitation services include job analysis, work capacity assessments, labor market assessments, job placement assistance, and return-to-work coordination.

Telephonic Case Management. Our telephonic case management services consist of telephonic management of workers’ compensation and auto injury claims, as well as for short-term disability, long-term disability, and employee absences covered under FMLA. While similar to field case management in that telephonic case managers coordinate the efforts of individuals involved in a medical claim, telephonic case management is typically performed for claims of shorter duration. Most telephonic case management claims are completed within 30 to 90 days. Our telephonic case managers accept first reports of injury, identify care alternatives, and work with injured or ill individuals to facilitate their recovery. Following treatment, our telephonic case managers perform discharge planning, which involves coordinating the details of injured parties’ discharge into environments equipped to meet their medical needs and activity restrictions.

Nurses experienced in medical case management oversee our telephonic case managers. Telephonic case management is an important component of early intervention that enables us to identify promptly those cases that require field case management or independent medical exams. Technology acquired through a recent acquisition enables us to offer an exception-based model that objectively identifies workers’ compensation claims that include one or more exceptions to the standard occupational healthcare case and warrant case management intervention. The model is designed to facilitate early intervention by a select group of primary care physicians who specialize in occupational medicine through the association of their respective clinics with nearby employer locations. The web-based technology that connects the employers, providers, and payors has a series of rules that continually monitor the status of every case. When a rule is violated, our care management staff intervenes in an effort to achieve a positive outcome.

Independent Medical Examinations. We provide our customers with access to healthcare professionals who perform independent medical examinations to evaluate and assess the extent and nature of the medical condition of patients and the appropriateness of their treatment plan. We perform independent medical examination services for the occupational healthcare and auto industries. Through our extensive network of independent medical professionals, our customers can receive independent medical reviews for injured claimants across the country. To assist us in our delivery of independent medical examination services, we have developed an extranet portal that enables our customers to refer us cases on-line and to check on the status of a case in real time over a fully-secured Internet browser connection.

Utilization Management, Precertification, and Concurrent Review. Customers use our precertification and concurrent review services to ensure that a physician or registered nurse reviews, and precertifies if appropriate, specified medical procedures for medical necessity and appropriateness. Our precertification and concurrent review determinations are only recommendations to the customer, and the customer’s claims adjuster makes the actual decision to approve or deny a request for medical services. Either the claimant or the provider makes precertification calls to our reporting unit for utilization management. After we precertify a treatment plan, one of our employees performs a follow-up call and concurrent review with the claimant at the end of an approved time period, to evaluate compliance and, as appropriate, discuss alternative treatment plans if the claimant does not respond to the initial plan.

Peer Reviews. Our peer review services consist of the review of medical files by a physician, therapist, chiropractor, or other healthcare provider to determine if the care provided appears to be necessary and appropriate.

Information Systems. Our information systems enable us to improve our performance of care management services and our communications with our customers. Our principal proprietary care management application assists our care managers in performing their daily tasks, allowing them to devote more time to the consistent delivery of quality service. This software allows immediate exchange of information among our offices, as well as among employees in the same office. We have recently enhanced our care management system with an extranet portal that allows our customers to give us on-line referrals and check on care management progress in real time over a fully-secured Internet browser connection.

Our principal case management system is integrated with our web-based first notice of loss or injury reporting system to enable a clear, precise, and immediate transmission of data into the case management system. Our case management system allows for shared data in situations in which multiple case managers are working on a case, creates better customer access to information and allows us to produce specific, user-friendly reports to demonstrate the value of our services.

We have also recently undertaken a major technology initiative that we believe will streamline operations and enable significant business process improvement for our care management operations. This technology is based on a professional services automation product integrated with handheld personal digital devices to be deployed to all of our field case managers. This technology enables us to eliminate numerous redundant, non-value added activities, automate service delivery expectations for billing to customer contracts, and collect and report on a daily basis management performance information.

Our customers compensate us for our care management services on a fee-for-service basis. The fees are typically flat fees determined in advance for each type of service we perform. For some of our care management services, including field and telephonic case management, the fees are typically based on the number of hours we dedicate to performing services. The fees for our independent medical examination, utilization management, and peer review services vary according to the geographic location, specialty, and type of medical provider performing the medical examination or review. Revenue from care management services as a percentage of our total revenue was approximately 24.9% in 2000, 26.7% in 2001, and 29.7% in 2002.

Customers

We currently perform occupational healthcare services for employers with approximately 114,000 individual service locations. We serve more than 3,500 network services and care management customers across the United States and Canada, including major underwriters of workers’ compensation insurance, third party administrators, and self-insured employers.

Although no single customer represented more than 5% of our total revenue in 2002, our two largest customers represented 4% and 3%, respectively, of our total revenue in 2002. We do not have written agreements with most of our health services customers; however, many of our network services and care management relationships are based on written agreements (most of which are terminable by either party on short notice and without penalty). We typically do not assume risk of loss in connection with the services we provide. We have no capitated arrangements. Less than 0.1% of our revenue is dependent on Medicare or Medicaid reimbursement.

Sales and Marketing

We position ourselves as a quality service provider addressing the nation’s problem of rising workers’ compensation and medical costs. Our vision is to be our customers’ most valued partner by providing innovative, knowledge-based medical and cost savings solutions based on our:

•	extensive clinical research and consistent performance of evidence-based medicine;

•	knowledge and expertise in workers’ compensation and healthcare developed from our outcomes-based research and service to the healthcare and insurance industries for over 20 years; and

•	significant investments in technology to integrate our services and increase our productivity and efficiency in the delivery and management of healthcare services.

Our sales strategy is focused on selling our services at the national, regional, and local levels. Our national sales force focuses on selling our integrated services to large, strategic accounts, including Fortune 1000 companies, third party administrators, and insurance carriers and brokers. Our regional sales force focuses on regional customers and supports our national sales force at the regional level. The local sales force is also a key component of our strategy because customer decisions are often made at the local level.

As part of our marketing and sales strategy, we conduct research on the outcomes produced from the application of different medical treatment plans. Some of our research has been published in national medical journals. We also provide our existing and potential customers with quantitative measurements demonstrating medical outcomes and cost savings achieved by using our products and services.

Quality Assurance and Corporate Compliance Program

We routinely use internal reviews to test the quality of our delivery of services. We conduct audits of compliance with special instructions by our customers, completion of activities in a timely fashion, quality of reporting, accuracy of billing, and professionalism in contacts with healthcare providers. We also conduct audits on a nationwide basis for particular customers or on a local office basis by randomly selecting files for review. We generate detailed reports outlining the audit findings and providing specific recommendations for service delivery improvements. When appropriate, we conduct follow-up audits to ensure that recommendations from the initial audit have been implemented.

We have a comprehensive, company-wide corporate compliance program. The key components of our compliance program include the following:

•	a compliance officer and compliance committee responsible for oversight of our compliance program and for reporting to our board of directors and the audit and compliance committee of our board of directors;

•	a code of business conduct and ethics, addressing certain legal and ethical obligations of our directors and employees;

•	employee education and training requirements;

•	an internal system for reporting employees’ concerns;

•	a hotline staffed by a third-party vendor for reporting employees’ concerns anonymously;

•	an annual compliance survey distributed to certain management employees;

•	ongoing auditing and monitoring programs, including periodic risk assessments and reviews;

•	enforcement provisions if the compliance program policies are violated; and

•	periodic reporting to and oversight by our board of directors and the audit and compliance committee of our board of directors.

Competition

Health Services

The market to provide health services within the workers’ compensation system is highly fragmented and competitive. In the past, our competitors typically have been independent physicians, hospital emergency departments, and hospital-owned or hospital-affiliated medical facilities. We believe that, as integrated networks continue to be developed, our competitors will increasingly consist of specialized provider groups similar to the groups we manage. We believe that the following factors allow us to compete effectively in the occupational healthcare services market:

•	our ability to offer a full range of services in multiple markets;
•	our specialization in and broad knowledge of the workers’ compensation and occupational healthcare industry;
•	the effectiveness of our services as measured by favorable outcomes;
•	our information systems; and
•	our market leadership position.

We believe that we enjoy a competitive advantage by focusing on occupational healthcare at the primary care provider level and by providing quality medical care designed to achieve better outcomes.

Network Services and Care Management Services

The market for our network services and care management services is also fragmented and competitive. Our competitors include national managed care providers, PPOs, smaller independent providers, and insurance companies. Companies that offer one or more workers’ compensation managed care services on a national basis are our primary competitors. We also compete with many smaller vendors that generally provide unbundled services on a local level, particularly companies that have an established relationship with a local insurance company adjuster. In addition, several large workers’ compensation insurance carriers offer managed care services for their insurance customers either through the insurance carrier’s personnel or by outsourcing various services to providers such as us.

We believe that the following factors allow us to compete effectively in the network services and care management services markets:

•	our ability to offer a full-service solution in multiple markets throughout the United States;
•	our specialized knowledge and expertise in the workers’ compensation services industry and in the automobile injury management area;
•	the effectiveness of our services;
•	our information systems; and
•	the prices of our services.

Government Regulation

General

As a provider of health, network, and care management services, we are subject to extensive and increasing regulation by a number of governmental entities at the federal, state, and local levels. We are also subject to laws and regulations relating to business corporations in general. In recent years, Congress and state legislatures have introduced an increasing number of proposals to make significant changes in the healthcare system. Changes in law and regulatory interpretations could reduce our revenue and profitability.

Workers’ Compensation Laws and Regulations

In performing services for the workers’ compensation industry, we must comply with applicable workers’ compensation laws. Workers’ compensation laws generally require employers to assume financial responsibility for medical costs, lost wages, and related legal costs of work-related illnesses and injuries. These laws establish the rights of workers to receive benefits and to appeal benefit denials. Workers’ compensation laws generally prohibit charging medical co-payments or deductibles to employees. In addition, certain states restrict employers’ rights to select healthcare providers.

Several states have special requirements for physicians providing non-emergency care for workers’ compensation patients. These requirements frequently require registration with the state agency governing workers’ compensation, as well as special continuing education and training requirements. In those states, we must establish procedures to confirm that physicians providing services at our centers have completed these requirements.

At present, 25 states have treatment-specific fee schedules that set maximum reimbursement levels for our health services. The remaining states provide for a “reasonableness” review of medical costs paid or reimbursed by workers’ compensation. When not governed by a fee schedule, we adjust our charges to the usual, customary, and reasonable levels accepted by the payor.

Some states limit the ability of the employer to direct an injured employee to a specific provider to receive non-emergency workers’ compensation medical care, while other states allow the employer to direct care to a specific provider. In other states, the employee is free to receive treatment from any qualified provider the employee chooses. Even in those states where the employer is permitted to direct an injured employee to a specific provider, the employer’s ability to direct care is frequently limited only to a certain timeframe and/or to a limited group of eligible providers. States typically also mandate administrative procedures for employees who desire to change providers. In some states that typically do not permit direction of care, the employer has the right to direct care if the employer participates in a managed care organization for workers’ compensation medical care.

Many states permit an employer to post a list of primary care physicians available to provide care to injured employees. Those states frequently place restrictions on the content of those postings, including the number and categories of providers that must be listed.

Many states have licensing and other regulatory requirements related to workers’ compensation that apply to our network services and care management business lines. Approximately half of the states have enacted laws that require licensing of businesses that provide medical review services. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control, and dispute resolution procedures. In addition, a number of states have adopted laws regulating the operation of managed care provider networks. These laws apply to managed care provider networks having contracts with us and, in some states, to provider networks that we are affiliated with and may affiliate with in the future. To the extent that we are governed by these regulations, we may be subject to additional licensing requirements, financial oversight, and procedural standards for beneficiaries and providers.

Corporate Practice of Medicine and Other Laws

Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities and licensed professionals and professional organizations, particularly with respect to fee-splitting between physicians and non-physicians. Statutes and regulations relating to the practice of medicine, fee-splitting, and similar issues vary widely from state to state. Because these laws are often vague, their application is frequently dependent on court rulings. We attempt to structure all of our health services operations to comply with applicable state statutes regarding corporate practice of medicine, fee-splitting, and similar issues. However, there can be no assurance:

•	that courts or governmental officials with the power to interpret or enforce these laws and regulations will not assert that we are in violation of such laws and regulations;
•	that future interpretations of such laws and regulations will not require us to modify the structure and organization of our business; or
•	that any such enforcement action or restructuring or reorganization of our business will not adversely affect our business or result of operations.

Anti-Kickback and Physician Self-Referral Laws

A federal law commonly referred to as the “Anti-Kickback Statute” prohibits the offer, payment, solicitation, or receipt of any form of remuneration to induce, or in return for, the referral of Medicare or other governmental health program patients or patient care opportunities, or in return for the purchase, lease, or order of items or services that are covered by Medicare or other governmental health programs. Violation of these provisions constitutes a felony criminal offense and applicable sanctions include imprisonment of up to five years, criminal fines of up to $25,000, civil monetary penalties of up to $50,000 per act plus three times the amount claimed or remuneration offered, and exclusion from the Medicare and Medicaid programs.

Section 1877 of the Social Security Act, referred to herein as the “Stark Laws,” prohibits physicians, subject to certain exceptions described below, from referring Medicare or Medicaid patients to an entity providing “designated health services” in which the physician, or an immediate family member, has an ownership or investment interest or with which the physician, or an immediate family member, has entered into a compensation arrangement. These prohibitions, contained in the Omnibus Budget Reconciliation Act of 1993, commonly known as “Stark II,” amended prior federal physician self-referral legislation known as “Stark I” by expanding the list of designated health services to a total of 11 categories of health services. The physician groups with which we are affiliated provide one or more of these designated health services. Persons who violate the Stark Laws are subject to civil monetary penalties of up to $15,000 for each improper claim plus three times the total amount claimed and exclusion from the Medicare and Medicaid programs.

Final regulations interpreting Stark I, referred to herein as the “Stark I Regulations,” were issued on August 14, 1995. On January 4, 2001, the Centers for Medicare and Medicaid Services issued final regulations modifying the Stark I Regulations and interpreting parts of Stark II. These regulations are considered Phase I of a two-phase process, with the remaining regulations to be published at an unknown future date.

Many states have enacted laws similar in scope and purpose to the Anti-Kickback Statute and the Stark Laws that are not limited to services for which Medicare or Medicaid payment is made. In addition, most states have statutes, regulations, or professional codes that restrict a physician from accepting various kinds of remuneration in exchange for making referrals. These laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies. In states that have enacted these statutes, we believe that regulatory authorities and state courts interpreting these statutes may regard federal law under the Anti-Kickback Statute and the Stark Laws as persuasive.

We believe that our arrangements with our affiliated physician groups do not violate the Anti-Kickback Statute, the Stark Laws or similar state laws. These laws are subject to modification and changes in interpretation and have not often been interpreted by appropriate authorities in a manner applicable to our business. Moreover, these laws are enforced by authorities vested with broad discretion. We have attempted to structure all of our operations so that they do not violate any applicable federal or state anti-kickback or anti-referral prohibitions. We also continually monitor developments in this area. If these laws are interpreted in a manner contrary to our interpretation or are reinterpreted or amended, or if new legislation is enacted with respect to healthcare fraud and abuse, illegal remuneration, or similar issues, we may be required to restructure our affected operations to maintain our compliance with applicable law. We cannot assure you that this restructuring will be possible, or, if possible, will not adversely affect our business or results of operations.

HIPAA/Fraud and Abuse

The Health Insurance Portability and Accountability Act of 1996, commonly referred to as “HIPAA,” broadened the application of the Anti-Kickback Statute beyond the Medicare and Medicaid programs. An amendment included in HIPAA extended the Anti-Kickback Statute’s prohibitions to all “federal healthcare programs,” which include all state healthcare programs receiving federal funding but exclude the federal Employees Health Benefit Program. Because the prohibitions contained in the Anti-Kickback Statute apply to the furnishing of items or services for which payment is made in “whole or in part,” the Anti-Kickback Statute could be implicated if any portion of an item or service we provide is covered by any of the state or federal health benefit programs described above.

Additionally, HIPAA created five new categories of criminal federal offenses that apply to all healthcare benefit programs regardless of whether such programs are funded in whole or in part with federal funds. The five new categories of federal offenses created by HIPAA are: healthcare fraud; theft or embezzlement in connection with healthcare; false statements relating to healthcare matters; obstruction of criminal investigations of healthcare offenses; and money laundering. Violations of these provisions constitute felony criminal offenses and applicable sanctions include imprisonment and/or substantial monetary fines.

HIPAA Administrative Simplification Provisions—Patient Privacy and Security

HIPAA requires the adoption of standards for the exchange of health information in an effort to encourage overall administrative simplification and to enhance the effectiveness and efficiency of the healthcare industry. Pursuant to HIPAA, the Secretary of the Department of Health and Human Services has issued final rules concerning the privacy and security of health information, the establishment of standard transactions and code sets, and adoption of a unique employer identifier and proposed regulations regarding the establishment of a national provider identifier. Noncompliance with the administrative simplification provisions can result in civil monetary penalties up to $100 per violation as well as criminal penalties that include fines and imprisonment. The Department of Health and Human Services Office of Civil Rights is charged with implementing and enforcing the privacy standards, while the Centers for Medicare and Medicaid Services is responsible for implementing and enforcing the security standards, the transactions and code sets standards, and the other HIPAA administrative simplification provisions.

The HIPAA requirements only apply to covered entities, which include health plans, healthcare clearinghouses, and healthcare providers that transmit any health information in electronic form. Our business unit that provides occupational healthcare services is a covered entity under HIPAA. In addition, our business units that provide cost containment services may be subject to HIPAA obligations through business associate agreements with our customers. We are also indirectly regulated by HIPAA as a plan sponsor of a healthcare benefit plan for our own employees.

Of the HIPAA requirements, the privacy standards and the security standards have the most significant impact on our business operations. The final privacy rule was published on December 28, 2000, and was later amended by the final modifications published August 14, 2002. Compliance with the privacy standards is required by April 14, 2003. The privacy standards require covered entities to implement certain procedures to govern the use and disclosure of protected health information and to safeguard such information from inappropriate access, use or disclosure. Protected health information includes individually identifiable health information, such as an individual’s medical records, transmitted or maintained in any format, including paper and electronic records. The privacy standards establish the different levels of individual permission that are required before a covered entity may use or disclose an individual’s protected health information, and establish new rights for the individual with respect to his or her protected health information.

The final security rule was recently published on February 20, 2003, with an effective date of April 21, 2003, and establishes security standards that apply to covered entities. The security standards are designed to protect health information against reasonably anticipated threats or hazards to the security or integrity of the information, and to protect the information against unauthorized use or disclosure. The security standards establish a national standard for protecting the security and integrity of medical records when they are kept in electronic form. Compliance with the security standards is required by April 21, 2005.

We expect that compliance with these standards will require significant commitment and action by us. Because the final regulations for the security standards have only recently been issued and the final regulations for the privacy standards are not yet effective, we cannot predict the total financial impact of the regulations on our operations.

Other Privacy and Confidentiality Laws

In addition to the HIPAA requirements described above, numerous other state and federal laws regulate the privacy of an individual’s health information. These laws specify the persons to whom health information can be disclosed and the conditions under which such disclosures can occur. Many states have requirements related to an individual’s right to access his own medical records, as well as requirements related to the use and content of consent or authorization forms. Also, because of employers’ economic interests in paying medical bills for injured employees and in the timing of the injured employees’ return to work, many states have enacted special confidentiality laws related to disclosures of medical information in workers’ compensation claims. These laws limit employer access to such information. To the extent state law affords greater protection of an individual’s health information than that provided under HIPAA, the state law will control.

The federal Financial Services Modernization Act, more commonly known as the Gramm-Leach-Bliley Act, sets forth requirements related to the disclosure of nonpublic personal financial information by financial institutions, including banks, securities firms, and insurance companies. Although the statute expressly regulates the disclosure of personal financial information, some of our insurance company customers have required us to participate in their initiatives to comply with this Act.

In addition, many states have adopted some form of the National Association of Insurance Commissioners Privacy of Consumer Financial and Health Information Model Regulation, which requires that an individual elect to permit the disclosure of his health information. Where adopted, licensees of that state’s insurance department must enact procedures to secure compliance with these regulations. Other states, including New York and Colorado, have adopted new security regulations that impact licensees of the state insurance department and their service providers. Many of our insurance company customers who are subject to these regulations require us to adhere to their compliance programs and procedures to satisfy their obligations under these regulations.

We anticipate that there will be more regulation in the areas of privacy and confidentiality, particularly with respect to medical information. We currently monitor the privacy and confidentiality requirements that relate to our business, and we anticipate that we may have to modify our operating practices and procedures in order to comply with these requirements.

Cost Containment Services

Many of our cost containment services, including our case management services, involve prospective or concurrent review of requests for medical care or therapy. Approximately half of the states have enacted laws that require licensure, certification or other approval of businesses like ours that provide these types of medical review services. Some of these laws apply to medical review of care covered by workers’ compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control, and dispute resolution procedures. Some states waive these registration requirements for entities accredited by specified recognized agencies, such as the Utilization Review Accreditation Commission (“URAC”).

In addition to these licensure requirements, many states regulate various aspects of utilization review services, such as our cost containment services. Some states mandate utilization review for specified procedures or for claims exceeding stated financial limits, establish time limits for utilization review decisions, establish guidelines for the communication of utilization review decisions, and provide for the appeal of utilization review decisions. Some states require case managers to be licensed. These regulations may result in increased costs of operation for us, which may have an adverse impact on our ability to compete with other available alternatives for healthcare cost control.

Managed Care

Many states have passed laws expressly regulating the use of managed care arrangements in workers’ compensation. The definition of “managed care” varies from state to state; however, nearly all states provide that managed care involves the delivery and management of healthcare to injured employees. States that have adopted such laws typically require managed care plans to be certified, with the certification renewed every one or two years. States with managed care certification programs regulate both the types of services that must be included in a plan and specific requirements related to those services. Many states require that managed care entities perform the following types of services: reasonable access and availability of various specified types of healthcare providers; case management and utilization review; return to work programs; quality assurance programs; the use of treatment guidelines; and grievance processes.

These certifications often may be obtained from the regulatory agency with primary oversight over workers’ compensation. However, some states grant certification through various other agencies, such as the department of health or department of insurance. States frequently encourage employers and payors to adopt a managed care program by permitting direction of care and case management. Because we serve as a certified managed care organization in some states, and implement portions, or all, of our customers’ managed care programs on their behalf, we are subject to these certification laws.

Use of Provider Networks

Our ability to provide comprehensive healthcare management and cost containment services depends in part on our ability to contract with PPO networks consisting of healthcare providers who share our objectives, and to maintain our existing PPO network. For some of our customers, we offer injured workers access to these PPO networks. A number of states have adopted laws regulating the operation of managed care provider networks. These laws often apply to our PPO network, managed care provider networks having contracts with us, and, in some instances, to PPO networks that we may develop or acquire. To the extent these regulations apply to us, we may be subject to:

•	additional licensing requirements;
•	mandated provisions in provider contracts;
•	financial oversight; and
•	procedural standards for beneficiaries and providers.

In 2002, several states implemented legislation requiring the inclusion of certain language in provider contracts for group health plans that related to the timing of payments, the amount to be paid under the contracts, and the payment methodology. These requirements currently impact our business for the contracts that we have with providers that relate to the performance of healthcare services reimbursable under group health plans. In addition, these contractual requirements may be extended to care reimbursable under workers’ compensation and/or automobile insurance. We may be required to amend some of our provider contracts as a result of this legislation and future legislative initiatives.

One of the procedural standards that may apply in some states is the requirement for credentialing of all network providers. For workers’ compensation, some states require that workers’ compensation providers be on pre-approved lists in order to treat workers’ compensation patients. These credentialing and licensing requirements may adversely affect our ability to expand our PPO network.

In addition, approximately half of the states have some type of “any willing provider” law. These laws require networks to accept as participating providers any qualified professional who is willing to meet the terms and conditions of the network. For example, networks cannot decline a provider admission into the network because the network believes it already has a sufficient number of providers in that given specialty. In all but two instances these laws are applicable to group health networks only, and do not apply to workers’ compensation networks. These laws could impact our ability to provide access to PPO networks limited to healthcare providers who share our objectives.

These additional licensing requirements, financial oversight, and procedural standards for beneficiaries and providers may adversely affect our ability to maintain or expand our operations to new markets and increase our cost of providing services.

Prompt Pay Laws

Many states are considering or have enacted legislation governing prompt payment for healthcare services. These laws generally define a process for the payment of claims and set a specific time frame during which payers must remit payment for services rendered. Although we are not responsible for provider payment, our network and cost containment services customers typically do have that responsibility and may require assistance from us in performing our services within the prescribed time periods under these laws. Approximately half of the states have some form of prompt pay law for workers’ compensation, and an even greater number of states have implemented prompt pay laws for the provision of group health medical services.

In addition to mandating timeframes in which claims must be paid, these laws frequently define what constitutes a “clean claim.” A clean claim is a medical claim that contains all of the information deemed to be required under the law for the claim to be processed and paid. Typically, states with these laws require use of standardized forms and specify how various fields on those forms should be completed. These laws also typically detail the types of attachments that should be included with claims. If a claim is a clean claim under these requirements, then the timeframes of the prompt payment laws apply. If the claim is not “clean,” many states specify provider and payor responsibilities that must be met for proper handling of that claim. We may be subject to procedural requirements and responsible for the education of our customers in connection with prompt pay laws. These additional procedural requirements may increase our cost of services.

ERISA

The provision of our network services to certain types of employee health benefit plans is subject to the Employee Retirement Income Security Act, or “ERISA,” which is a complex set of laws and regulations subject to periodic interpretation by the Internal Revenue Service and the Department of Labor. ERISA regulates some aspects of the network services we provide for employers who maintain group health plans subject to ERISA. The Department of Labor is engaged in ongoing ERISA enforcement activities that may result in additional constraints on how ERISA-governed benefit plans conduct their activities.

Environmental

We are subject to various federal, state and local laws and regulations for the protection of human health and environment, including the disposal of infectious medical waste and other waste generated at our occupational healthcare centers. If an environmental regulatory agency finds any of our facilities to be in violation of environmental laws, penalties and fines may be imposed for each day of violation and the affected facility could be forced to cease operations. Although we believe that our environmental practices, including waste handling and discharge practices, are in material compliance with applicable laws, future claims, or changes in environmental laws could have an adverse effect on our business. Changes in ERISA and judicial or regulatory interpretations of ERISA could adversely affect our business and profitability.

Seasonality

Our business is seasonal in nature. Patient visits at our centers are generally lower in the first and fourth quarters primarily because fewer occupational injuries and illnesses occur during those time periods due to plant closings, vacations, weather, and holidays. In addition, since employers generally hire fewer employees in the fourth quarter, the number of pre-placement physical examinations and drug and alcohol tests conducted at the medical centers during that quarter is further reduced. Additionally, care management services’ revenue is usually lower in the fourth quarter compared to the third quarter due to the impact of vacations and holidays. The first and fourth quarters generally reflect lower revenue when compared to our second and third quarters.

Insurance

We and our affiliated physician groups maintain medical malpractice insurance in the amount of $1.0 million per medical incident and $3.0 million per provider in the aggregate per year, with a shared aggregate of $20.0 million. We also maintain an umbrella liability policy providing an additional liability limit of $20.0 million. Under our management agreements with our affiliated physician groups, each physician group has agreed to indemnify us from medical malpractice. We maintain a managed care organization errors and omissions liability insurance policy covering all aspects of our network and care management services. This policy has limits of $15.0 million per claim, with an annual aggregate of $15.0 million. Our directors and officers liability policy has a liability limit of $20.0 million per occurrence and in the aggregate, with an additional $10.0 million in limits provided through an excess liability policy. In addition, we maintain $1.0 million per occurrence and $3.0 million annual aggregate of commercial general liability insurance. Although we believe that our insurance coverage is adequate for our current operations, we cannot assure you that our coverage will cover all future claims or will be available in adequate amounts or at a reasonable cost.

Employees

We had approximately 10,000 employees at March 1, 2003. We have experienced no work stoppages and believe that our employee relations are good. All physicians, physical therapists, and other healthcare providers performing professional services in our occupational healthcare centers are either employed by or are under contract with our affiliated physician groups.

Currently, none of our employees is subject to a collective bargaining agreement. However, in August 2000, several physicians employed by one of our affiliated physician groups in New Jersey petitioned the National Labor Relations Board to form a local physician collective bargaining unit. Although the New Jersey physicians voted on this issue in September 2000, the National Labor Relations Board has not determined the outcome of that vote. We have appealed a recent decision by the Newark, New Jersey regional National Labor Relations Board office regarding the status of our physicians and the appropriateness of their inclusion in a collective bargaining unit.

Contact Information

Our executive offices are located at 5080 Spectrum Drive, Suite 400 West, Addison, Texas 75001. Our main telephone number is (972) 364-8000, and our website address is www.concentra.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after we electronically file such reports with the Securities and Exchange Commission (“SEC”). Reports filed by the Company or furnished to the SEC are also available at the SEC’s website at www.sec.gov, as well as at its offices at 450 Fifth Street, NW, Washington, D.C. 20549. Concentra Operating was formed in June 1999. Concentra® is a registered service mark of Concentra Operating.

Risk Factors

If we cannot generate cash, we will not be able to service our indebtedness.

As of March 1, 2003, Concentra Operating’s consolidated indebtedness and accrued interest was approximately $491.1 million. Concentra Holding had an additional $206.5 million in indebtedness and accrued interest and in the event of default by Concentra Holding, Concentra Operating’s creditors could accelerate Concentra Operating’s indebtedness. Our business strategy calls for significant capital expenditures for acquisitions and development. Our ability to make payments on and to refinance our indebtedness and to fund acquisitions and development will depend on our ability to generate cash. Over the next year, we will be required to make debt payments of $3.8 million and interest payments of approximately $54.4 million.

We believe our cash flow from operations, available cash, and available borrowings under our credit facilities will be adequate to execute our business strategy. However, our ability to generate cash is subject to general economic and industry conditions that are beyond our control. Therefore, it is possible that our business will not generate sufficient cash flow from operations or that future borrowings will not be available to us under our senior credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

The degree to which we are leveraged could have other important consequences, including the following:

•	we must dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness, reducing the funds available for our operations;
•	a portion of our borrowings are at variable rates of interest, making us vulnerable to increases in interest rates;
•	we may be more highly leveraged than some of our competitors, which could place us at a competitive disadvantage;
•	our degree of leverage may make us more vulnerable to a downturn in our business or the economy generally;
•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	we may have difficulty borrowing money in the future.

Our senior credit facility imposes restrictions that will make it more difficult for us to take certain actions.

Our credit facility restricts our ability to:

•	make investments;
•	pay dividends and make distributions on our common stock;
•	repurchase our common stock;
•	incur additional indebtedness;
•	create liens;
•	merge or consolidate our company or any of our subsidiaries;
•	transfer and sell assets;
•	enter into transactions with our affiliates;
•	enter into sale and leaseback transactions; and
•	issue common and preferred stock of our subsidiaries.

In addition, we must maintain minimum interest coverage and maximum leverage ratios under our senior credit facilities. We calculate these ratios on a rolling four-quarter basis. The interest coverage ratio and leverage ratio requirements for the quarter ended December 31, 2002, were 1.8 to 1.0 and 4.4 to 1.0, respectively. We were in compliance with these ratios at December 31, 2002, with an interest coverage ratio of approximately 2.04 to 1.0 and a leverage ratio of approximately 3.84 to 1.0. These ratios become more restrictive for future periods. Our ability to be in compliance with these more restrictive ratios will be dependent upon our ability to increase our cash flow over current levels. The indentures on our 13% subordinated notes contain covenants that are less restrictive than those under our senior credit facility.

A failure to comply with these restrictions or maintain these ratios in the future could lead to an event of default that could result in an acceleration of the related indebtedness before its terms otherwise require us to pay that indebtedness. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Any failure to meet our debt obligations could harm our business, financial condition, and results of operations.

If our cash flow and capital resources are insufficient to fund our existing and future debt obligations, we may be forced to sell assets, seek additional equity or debt capital, or restructure our debt. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness, including our credit agreement and our outstanding senior subordinated notes, would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on financially acceptable terms. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future and any alternative measures of financing that we undertake may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our debt obligations and harm our business, financial condition, and results of operations.

If we are unable to increase our market share among national and regional insurance carriers and large, self-funded employers, our results may be adversely affected.

We believe the demand for cost containment services on a national basis will increase as national and regional insurance carriers and large, self-funded employers continue to look for ways to achieve cost savings. We cannot assure you that we will successfully market to these insurance carriers and employers or that they will not resort to other means to achieve cost savings. If the demand for our cost containment services does not increase, our results may be adversely affected.

If we lose a significant customer, our results may be adversely affected.

Although we have a diversified base of customers, and no single customer represents more than 5.0% of our total annual revenue, our results may decline if we lose one or more significant customers. In particular, we have a number of significant customers in our network services business segment. Due to the significant fixed costs in this business segment, the loss of a significant customer could cause a material decline in our operating performance. Our largest customer provides approximately 3.0% to 4.0% of our total consolidated revenue. While we would strive to reduce our costs to offset the loss of a significant customer account, it is likely that we would experience a reduction in profitability in the periods immediately following such a customer loss.

If we are unable to acquire or develop occupational healthcare centers or expand our vertically-integrated PPO network of healthcare providers in new markets, our results may be adversely affected.

We believe that our occupational healthcare centers and PPO network provide important entry points that enhance our ability to achieve early intervention and promptly identify cases that would benefit from our cost containment services. If we are not successful in our acquisition and development of occupational healthcare centers, we may miss opportunities to cross-sell our network and care management services. In addition, if we fail to expand our PPO network, we will be at a competitive disadvantage and our results may suffer.

Future acquisitions and joint ventures may use significant resources, be unsuccessful, and expose us to unforeseen liabilities.

As part of our business strategy, we intend to pursue acquisitions of companies providing services that are similar or complementary to those that we provide in our business, and we may enter into joint ventures to operate occupational healthcare centers. Such acquisitions and joint venture activities may involve:

•	significant cash expenditures;
•	additional debt incurrence;
•	additional operating losses;
•	increases in intangible assets relating to goodwill of acquired companies; and
•	significant acquisition and joint venture related expenses,

all of which could have a material adverse effect on our financial condition and results of operations.

Additionally, a strategy of growth by acquisitions and joint ventures involves numerous risks, including:

•	difficulties integrating acquired personnel and harmonizing distinct cultures into our current businesses;
•	diversion of our management’s time from existing operations;
•	potential losses of key employees or customers of acquired companies; and
•	assumption of known liabilities and exposure to the unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.

We cannot assure you that we will be able to identify suitable acquisition or joint venture candidates or negotiate and consummate suitable acquisitions or joint ventures. Also, we cannot assure you that we will succeed in obtaining financing for any future acquisitions or joint ventures at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility or other unfavorable terms. Even if we are successful in consummating acquisitions or joint ventures, we may not succeed in developing and achieving satisfactory operating results for the acquired businesses. Further, the acquired businesses may not produce returns that justify our related investment. If our acquisitions or joint ventures are not successful, our ability to increase revenue and earnings through future growth may be impaired.

If we cannot manage growth, we may be unable to expand our business.

We expect to expand our operations in the future. Our growth has placed, and will continue to place, increased demands on our management, operational, and financial information systems and other resources. Further expansion of our operations will require substantial financial resources and management attention. To accommodate our past and anticipated future growth, and to compete effectively, we will need to continue to implement and improve our management, operational, and financial information systems and to expand, train, manage, and motivate our workforce. Our personnel, systems, procedures, and controls may not be adequate to support our operations in the future. Further, focusing our financial resources and management’s attention on the expansion of our operations may negatively impact our financial results. Any failure to implement and improve our management, or our operational or financial information systems, or to expand, train, manage, or motivate our workforce, could negatively impact our growth.

If competition increases, our growth and profits may decline.

The market to provide occupational healthcare and cost containment services is highly fragmented and competitive. Our primary competitors have typically been independent physicians, hospital emergency departments, and hospital-owned or hospital-affiliated medical facilities for occupational healthcare services, and national managed care providers, smaller independent providers, and insurance companies for cost containment services.

As managed care techniques continue to gain acceptance in the occupational healthcare marketplace, we believe our competitors will increasingly consist of nationally focused workers’ compensation managed care service companies, specialized provider groups, insurance companies, health management organizations, and other significant providers of managed care products. These organizations may be significantly larger and have greater financial and marketing resources than we do. We cannot assure you that we will be able to compete effectively against these organizations in the future.

Because we believe the barriers to entry in our geographic markets are not substantial and our current customers have the flexibility to move easily to new healthcare service providers, the addition of new competitors may occur relatively quickly. If competition within our industry intensifies, our ability to retain customers or physicians, or maintain or increase our revenue growth, pricing flexibility, control over medical cost trends, and marketing expenses may be compromised.

If the changes in nationwide employment do not offset declines in the frequency of workplace injuries and illnesses, then the size of our market may diminish and adversely affect our ability to grow our business.

Approximately 62% of our revenue in 2002 was generated from the treatment of workers and the review of workers’ compensation claims. The rate of injuries per worker that occur in the workplace has decreased over time, and while the overall number of people employed in the workplace has generally increased over time, the increase has only partially offset the declining rate of injuries and illnesses per worker.

The incident rate of workers’ compensation claims has decreased over time as a result of improvements in workplace safety and a decline in the relative number of labor intensive jobs. Our business model is based, in part, on our ability to expand our relative share of the market for the treatment of workers and the review of claims for workplace injuries and illnesses. If nationwide employment does not increase or experiences periods of decline, our ability to grow our revenue and increase our earnings could be affected adversely. Additionally, if workplace injuries and illnesses continue to decline at a greater rate than the increase in total employment, the number of claims in the workers’ compensation market will decrease and could adversely affect our business.

If healthcare reform intensifies competition and reduces the costs of workers’ compensation claims, the rates we charge for our services could decrease, negatively impacting our financial performance.

Within the past few years, several states have experienced a decrease in the number of workers’ compensation claims and the total value of claims, which we primarily attribute to:

•	improvements in workplace safety;

•	changes in the type and composition of jobs;
•	intensified efforts by payors to manage and control claim costs;
•	improved risk management by employers; and
•	legislative reforms.

Future healthcare reform could decrease the number of claims, further increase competition, or decrease the size of the market, forcing us to reduce the rates we charge for our services to compete effectively. Any rate reductions would have an adverse effect on our revenue and profitability.

If the utilization by healthcare payors of early intervention services, including our occupational healthcare, first notice of loss or injury, and telephonic case management services, continues to increase, the revenue from our later stage network and care management services may be adversely affected.

The performance of early intervention services, including injury occupational healthcare, first notice of loss or injury, and telephonic case management services, often results in a decrease in the average length of, and the total costs associated with, a healthcare claim. By successfully intervening at an early stage in a claim, the need for additional cost containment services for that claim can often be reduced or even eliminated. As healthcare payors continue to increase their utilization of early intervention services, the revenue from our later stage network and care management services may decrease.

Future cost containment initiatives undertaken by state workers’ compensation commissions and other third party-payors may affect our financial performance.

Initiatives undertaken by state workers’ compensation commissions, major insurance companies, and other payors to contain both workers’ compensation and non-injury occupational healthcare costs may adversely affect the financial performance of our occupational healthcare centers. State workers’ compensation commissions seek to control healthcare costs by reducing prescribed rates of reimbursements. Insurance companies and other third-party payors contract with hospitals and other healthcare providers to obtain services on a discounted basis. We believe that these cost containment measures may continue, thereby limiting reimbursements for healthcare services that we provide to our customers. If state workers’ compensation commissions or payors from whom we receive payments reduce the amounts that they pay us for healthcare services, our revenue, profitability, and financial condition could be adversely affected.

If lawsuits against us are successful, we may incur significant liabilities.

Our affiliated physician associations and some of our employees are involved in the delivery of healthcare services to the public. In each case, the physician makes all decisions concerning the appropriate medical treatment for the patient based on his or her medical knowledge and experience. In providing these services, the physicians in our affiliated physician associations, our employees and, consequently, our company are exposed to the risk of professional liability claims. We are indemnified under our management agreements with our affiliated physician associations from claims against them. We also maintain liability insurance for ourselves and negotiate liability insurance for the physicians in our affiliated physician associations. Claims of this nature, if successful, could result in significant liabilities that may exceed our insurance coverage and the financial ability of our affiliated physician associations to indemnify us. Further, plaintiffs have proposed expanded theories of liability against managed care companies as well as against employers who use managed care in workers’ compensation cases that, if adopted by a court of law, could discourage the use of managed care in workers’ compensation cases and reduce the cases referred to us for treatment or the rates we charge for our services.

Through our network services and care management services, we make recommendations about the appropriateness of providers’ proposed medical treatment plans for patients throughout the country. As a result, we could be subject to charges arising from any adverse medical consequences. We do not grant or deny claims for payment of benefits, and we do not believe that we engage in the practice of medicine or the delivery of medical services. Although plaintiffs have not subjected us to any claims or litigation related to the grant or denial of claims for payment of benefits or allegations that we engage in the practice of medicine or the delivery of medical services, we cannot assure you that plaintiffs will not make those types of claims in future litigation. We maintain errors and omissions insurance and such other lines of coverage as we believe are reasonable in light of our experience to date to insure against these risks. We cannot assure you, however, that our insurance will provide sufficient coverage or that insurance companies will make insurance available at a reasonable cost to protect us from significant liability.

Healthcare providers are becoming increasingly resistant to the application of certain healthcare cost containment techniques, which could cause revenue from our cost containment operations to decrease.

Healthcare providers have become more active in their efforts to minimize the use of certain cost containment techniques and are engaging in litigation to avoid application of certain cost containment practices. Several class action lawsuits are currently pending that involve claims by certain groups of participating providers that the named insurers have conspired together in breaching their provider contracts and violating certain prompt pay laws. The claims in the lawsuits focus on the payment practices of the insurers and note the use of certain cost containment techniques by the insurers that the providers allege are wrongful. Although these lawsuits do not directly involve us or any services we provide, a decision or settlement favorable to the plaintiffs in one or more of these cases could affect the use by insurers of certain cost containment services that we provide and could result in a decrease in revenue from our cost containment business.

The managed care industry receives significant negative publicity, which could adversely affect our profitability.

The managed care industry receives significant negative publicity and has been the subject of large jury awards. This publicity has been accompanied by increased litigation, legislative activity, regulation, and governmental review of industry practices. These factors may:

•	adversely affect our ability to market our products or services;
•	require us to change our products and services; and
•	increase the regulatory burdens under which we operate.

We operate in an industry that is subject to extensive federal, state, and local regulation; changes in these laws and regulatory interpretations could reduce our revenue and profitability.

The healthcare industry is subject to extensive federal, state, and local laws, rules, and regulations relating to:

•	payment for services;
•	corporate practice of medicine and fee splitting prohibitions;
•	conduct of operations, including fraud and abuse, anti-kickback prohibitions, and physician self-referral prohibitions;
•	protection of patient information;
•	business, facility, and professional licensure;
•	ERISA health benefit plans; and
•	medical waste disposal.

In recent years, Congress and some state legislatures have introduced an increasing number of proposals to make significant changes in the healthcare system. Changes in law and regulatory interpretations could reduce our revenue and profitability, restrict our existing operations, limit the expansion of our business, or impose new compliance requirements.

Recently, both federal and state government agencies have increased civil and criminal enforcement efforts relating to the healthcare industry. This heightened enforcement activity increases our potential exposure to damaging lawsuits, investigations, and other enforcement actions. Any such action could distract our management and adversely affect our business reputation and profitability.

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

Changes in state laws, rules, and regulations, including those governing the corporate practice of medicine, fee splitting, insurance, and managed care, may affect our profitability and our ability to expand operations into other markets.

State laws, rules, and regulations relating to our business vary widely from state to state, and courts and regulatory agencies have seldom interpreted them in a way that provides definitive guidance with respect to our business operations. Changes in these laws, rules, and regulations may adversely affect our profitability. In addition, the application of these laws, rules, and regulations may affect our ability to expand our operations into new states.

Workers’ compensation laws, rules, and regulations are complex and vary from state to state. These laws, among other things, establish requirements for physicians providing care to workers’ compensation patients, set reimbursement levels for healthcare providers, limit or restrict the rights of employers to direct an injured employee to a specific provider, and require licensing of business that provide medical review services. Changes in these laws, rules, and regulations could adversely affect our profitability and ability to expand our operations into new markets.

Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities like ours and licensed professionals and professional organizations, particularly with respect to fee splitting between a licensed professional or professional organization and an unlicensed person or entity. Although we believe that our arrangements with our affiliated physicians and physician groups comply with applicable laws, a government agency charged with enforcement of these laws, or a private party, might assert a contrary position. If our arrangements with these physicians and physician groups were deemed to violate state corporate practice of medicine or fee splitting laws, or if new laws are enacted rendering our arrangements illegal, we may be required to restructure these arrangements, which may result in significant costs to us.

In addition, state agencies regulate many aspects of the insurance and managed care industries. Many states have enacted laws that require:

•	licensing, certification, and approval of businesses that provide medical review and utilization review services;
•	certification of managed care plans;
•	managed care entities to provide reasonable access and availability of specified types of healthcare providers, case management and utilization review, return to work programs, quality assurance programs, the use of treatment guidelines, and grievance procedures;
•	licensing of PPO networks; and
•	the prompt payment of claims.

Changes in these laws, rules, and regulations may also adversely affect our business and profitability.

Changes in the federal Anti-Kickback Statute, physician self-referral, and healthcare fraud and abuse law, and/or similar state laws, rules, and regulations could adversely affect our profitability and our ability to expand operations.

The federal Anti-Kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring items or services payable by Medicare, Medicaid or any other federally-funded healthcare program. Additionally, the Anti-Kickback Statute prohibits any form of remuneration in return for purchasing, leasing or ordering or arranging for or recommending the purchasing, leasing or ordering of items or services payable by Medicare, Medicaid or any other federally-funded healthcare program. The Anti-Kickback Statute is very broad in scope and existing case law or regulations have not uniformly or definitively interpreted many of its provisions. Violations of the Anti-Kickback Statute may result in substantial civil or criminal penalties, and exclusion from participation in the Medicare and Medicaid programs.

The Stark Laws prohibit, subject to certain exceptions, a physician from making a referral for a “designated health service” to an entity if the physician or an immediate family member has a financial relationship with the entity. Some of the services our affiliated physicians and physician groups provide include designated healthcare services. A violation of the Stark Laws could result in the imposition of civil monetary penalties on us and exclusion from participation in the Medicare and Medicaid programs.

The federal healthcare fraud and abuse laws prohibit healthcare-related fraud, theft or embezzlement, false statements, obstruction of criminal investigations, and money laundering. These laws apply to all healthcare programs regardless of whether such programs are funded in whole or in part with federal funds. Violations of these provisions constitute felony criminal offenses, and potential sanctions for such violations include imprisonment and/or substantial fines.

Many states have enacted laws similar to the Anti-Kickback Statute and the Stark Laws. These laws generally apply to both government and non-government health programs. These laws vary from state to state and have infrequently been the subject of judicial or regulatory interpretation.

Although we believe that our operations and arrangements with our affiliated physicians and physician groups do not violate the Anti-Kickback Statute, the Stark Laws, the federal fraud and abuse laws, or similar state laws, a government agency or a private party could assert a contrary position. Additionally, new federal or state laws may be enacted that would cause our arrangements with our affiliated physicians and physician groups to be illegal or result in the imposition of fines and penalties against us.

New federal and state legislative and regulatory initiatives relating to patient privacy and new federal legislative and regulatory initiatives relating to the use of standard transaction code sets could require us to expend substantial sums on acquiring and implementing new information systems, which could negatively impact our profitability.

There are currently numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, HIPAA contains provisions that may require us to implement expensive new computer systems and business procedures designed to protect the privacy and security of each of our patient’s individual health information. The Department of Health and Human Services published final regulations addressing patient privacy in December 2000. We must comply with the requirements of the privacy regulations by April 14, 2003. Final regulations addressing the security of patient health information were published on February 20, 2003. We must comply with the requirements of the security regulations by April 21, 2005. If we fail to comply with these new laws and regulations relating to patient privacy and security of patient health information, we could be subject to criminal or civil sanctions.

The administrative simplification provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. In August 2000, the Department of Health and Human Services finalized the new transaction standards. The original compliance date was October 16, 2002; however, the compliance date has been delayed until October 16, 2003 due to our filing of a compliance extension plan with the Department of Health and Human Services. The transaction standards will require us to use standard code sets when we transmit health information in connection with certain transactions, including health claims and health payment and remittance advice. Compliance with these rules, including the privacy and security standards, could require us to spend substantial sums of money, which could negatively impact our profitability.

We are subject to risks associated with acquisitions of intangible assets.

The acquisition of occupational healthcare centers and other businesses may result in significant increases in our intangible assets relating to goodwill. We regularly evaluate whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to our goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, we may be required to reduce the carrying value of such assets. We did not record goodwill impairment charges during 2000, 2001 or 2002.

If we are unable to leverage our information systems to enhance our outcome-driven service model, our results may be adversely affected.

To leverage our extensive proprietary knowledge base of workplace injuries, treatment protocols, outcomes data and complex regulatory provisions related to the workers’ compensation market, we must continue to implement and enhance information systems that can analyze our knowledge and data related to the workers’ compensation industry. If we do not successfully implement and enhance these information systems, our ability to deliver streamlined patient care and outcome reporting will be limited and our results could suffer.

If our data processing is interrupted or our licenses to use software are revoked, our ability to operate our business effectively may be impaired.

Many aspects of our business are dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other computer problems could impair our ability to provide these services. Some of the software that we use in our medical bill review operation is licensed from an independent third-party software company under a nonexclusive license. Although we believe that alternative software would still be available if the existing license were terminated, termination could result in being unable to operate our business, thereby adversely affecting our revenue and overall profitability.

The increased costs of professional and general liability insurance could have an adverse effect on our profitability.

The cost of commercial professional and general liability insurance coverage has risen significantly in the past year. If the costs associated with insuring our business continue to increase, it could have an adverse effect on our profitability.

We may be adversely affected if we do not successfully attract and retain qualified senior management personnel.

Because our senior management personnel has been instrumental to our success, and the operation of our business requires certain knowledge of industry practices, the loss of key management personnel or our inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on us. Our senior management has contributed greatly to our growth, and our ability to continue expanding may be restricted if we cannot retain existing senior management personnel and train new senior management personnel to assist us in our continued growth and expansion.

ITEM 2. PROPERTIES

Our principal corporate office is in Addison, Texas and we lease space in this site pursuant to a lease agreement expiring in 2005. We also maintain important divisional offices in the following locations: Naperville, Illinois; Waltham, Massachusetts; Charlestown, Massachusetts; Springfield, Massachusetts; and Franklin, Tennessee.

Except for 11 properties we own, we lease all of our offices, including our occupational healthcare centers. We believe that our facilities are adequate for our current needs and that suitable additional space will be available to us on commercially reasonable terms as and when required.

ITEM 3. LEGAL PROCEEDINGS

We are a party to certain claims and litigation in the ordinary course of business. We are not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 17, 2002, subject to confirmation of his ability to serve, an individual was elected to the board of directors of Concentra Holding by written consent of shareholders holding 22,539,763 shares of the common stock of Concentra Holding, representing 63.45% of that company’s outstanding common stock. Subsequently, this individual informed Concentra Holding that he would be unable to serve on the board of directors for reasons unrelated to that company. The term of office of each of the following directors of Concentra Holding continued after December 17, 2002: John K. Carlyle, Carlos A. Ferrer, James T. Kelly, D. Scott Mackesy, Steven E. Nelson, Paul B. Queally, and Daniel J. Thomas.

During the fourth quarter of 2002, no other matter was submitted to a vote of security holders, either at a meeting of security holders or by a solicitation of consents from security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for any class of the equity securities of either Concentra Operating or Concentra Holding. Concentra Operating does not issue any of its equity securities in conjunction with an equity compensation plan. As of March 1, 2003, Concentra Holding was the only shareholder of Concentra Operating common stock. No dividends for Concentra Operating common stock were declared by the board of directors for the two year period ending December 31, 2002. See Item 11, “Executive Compensation” for a discussion of Concentra Holding’s equity compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Revenue	$999,050	$856,903	$762,239	$690,691	$618,450
Cost of services	811,436	685,918	607,579	543,768	476,691

Gross profit	187,614	170,985	154,660	146,923	141,759
General and administrative expenses	106,222	81,631	66,491	65,291	45,326
Amortization of intangibles	3,776	15,746	14,628	12,960	8,119
Unusual charges (gains)(1)	(1,200)	546	—	54,419	33,114
Charges for acquisition of affiliate (1)	—	5,519	—	—	—

Operating income	78,816	67,543	73,541	14,253	55,200
Interest expense, net	63,582	66,398	67,984	32,879	13,362
Loss on change in fair value of hedging arrangements(2)	7,589	13,602	9,586	—	—
Loss on early retirement of debt	7,894	—	—	—	—
Loss on acquired affiliate, net of tax	—	5,833	262	(723)	—
Other, net	(1,275)	(3,640)	(1,931)	(391)	44

Income (loss) before taxes and cumulative effect of accounting change	1,026	(14,650)	(2,360)	(17,512)	41,794
Provision for income taxes	4,579	3,757	4,362	8,269	19,308

Income (loss) before cumulative effect of accounting change	(3,553)	(18,407)	(6,722)	(25,781)	22,486
Cumulative effect of accounting change, net of tax(2)	—	—	2,817	—	—

Net income (loss)	$(3,553)	$(18,407)	$(9,539)	$(25,781)	$22,486

Balance Sheet Data:
Working capital	$113,632	$86,315	$123,676	$109,711	$201,870
Total assets	888,638	880,024	692,899	680,180	656,794
Total debt	479,826	562,481	561,562	567,747	327,925
Total stockholder’s equity (deficit)	$176,771	$86,705	$(5,329)	$(13,197)	$239,875

(1)	See Note 4, Recent Acquisitions and Unusual Charges, to the Company’s consolidated financial statements.
(2)	See Note 2, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements.

ITEM	7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

 OPERATIONS

The following discussion and analysis contains forward-looking statements. See page 3 for a detailed discussion of forward-looking statements in this report. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results may differ materially from those expressed in forward-looking statements because of certain risks and uncertainties, including the risk factors discussed in detail in Item 1, “Business,” including “Risk Factors.” This discussion and analysis should be read in conjunction with our audited consolidated financial statements.

Overview

We were formed in August 1997 by the merger of CRA Managed Care, Inc. and Occusystems, Inc. The name of our company after the merger was Concentra Managed Care, Inc., which we subsequently changed to Concentra Inc. In August 1999, Concentra Inc. (“Concentra Holding”) was recapitalized in a transaction (the “1999 Recapitalization”) led by Welsh, Carson, Anderson & Stowe (“WCAS”). Prior to this date, Concentra Holding was a publicly-traded company. Immediately following the 1999 Recapitalization, Concentra Holding’s common stock was held by the following: WCAS—86%; funds managed by Ferrer Freeman and Company, LLC (“FFC”)—7%; and other investors—7%. In order to finance this acquisition and to effect the repurchase of all of Concentra Holding’s then outstanding publicly-held shares, WCAS, FFC and other investors contributed approximately $423.7 million in equity financing and raised $110.0 million of 14% senior discount debentures, $190.0 million of senior subordinated notes, and $375.0 million of senior term debt. Concurrent with the 1999 Recapitalization, Concentra Holding retired the assumed $327.7 million of convertible subordinated notes and contributed all of its operating assets, liabilities, and shares in its subsidiaries, with the exception of the 14% senior discount debentures, to Concentra Operating Corporation (the “Company” or “Concentra Operating”), a wholly-owned subsidiary of Concentra Holding, in exchange for all of Concentra Operating’s common stock. Concentra Holding’s debt is not guaranteed by Concentra Operating. The 1999 Recapitalization was valued at approximately $1.1 billion and was accounted for as a recapitalization transaction, with no changes to the historical cost basis of Concentra Holding or Concentra Operating assets or liabilities.

Business Segments

Our services are divided into three primary business segments: Health Services, Network Services and Care Management Services. Our Health Services segment provides specialized injury and occupational healthcare services to employers through our health centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. To meet the requirements of large employers whose workforce extends beyond the geographic coverage available to our centers, we also have developed a network of select occupational healthcare providers that use our proprietary technology to benchmark treatment methodologies and outcomes achieved.

Our Network Services segment includes our specialized preferred provider organization, provider bill repricing and review, out-of-network bill review and first report of injury services. This segment reflects those businesses that involve the review and repricing of provider bills. For these services, we are primarily compensated based on the degree to which we achieve savings for our clients, as well as on a fee per bill or claims basis.

Our Care Management Services segment reflects our professional services aimed at curtailing the cost of workers’ compensation and auto claims through field case management, telephonic case management, independent medical examinations and utilization management. These services also concentrate on monitoring the timing and appropriateness of medical care.

The following table provides certain information concerning our service locations:

	Year Ended December 31,
	2002	2001	2000
Service locations at the end of the period:
Occupational healthcare centers(1)	244	244	216
Network Services	31	35	34
Care Management Services	130	142	106
Occupational healthcare centers acquired during the period(2)	3	15	8
Occupational healthcare centers developed during the period(3)	1	12	—

(1)	Does not include the assets of the occupational healthcare centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period. The service locations at December 31, 2001 have been restated to include the 12 centers acquired from OccMed Systems, Inc. in December 2002, as our financial results have been restated to include the results of OccMed Systems, Inc. in 2001 and 2002.
(2)	Represents occupational healthcare centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period. Does not include the centers developed by OccMed Systems, Inc.
(3)	Includes the 12 centers developed by OccMed Systems, Inc. in 2001.

Significant Acquisitions

In December 2002, we acquired Em3 Corporation (“Em3”), a privately-held company located in Addison, Texas, in a transaction valued at $30.7 million. Since its inception in 2000, Em3 established a nationwide network of primary care physicians specializing in occupational healthcare. Its proprietary information systems and approach to the integration and management of workers’ compensation care attracted several large national employers as its clients. Em3’s business is complementary in nature to our businesses. Under the terms of the transaction, Concentra Holding issued approximately $30.1 million of its common stock to Em3’s equity holders through an exchange of Concentra Holding’s common stock for substantially all of the assets and liabilities of Em3. Concurrently with the closing of the acquisition, Concentra Holding contributed the assets and liabilities of Em3 to us and we subsequently repaid $0.6 million of Em3’s indebtedness to its largest stockholder, WCAS. The repayment of this indebtedness was financed through the use of cash on hand.

In December 2002, we also acquired OccMed Systems, Inc. (“OccMed”), a privately-held company located in Addison, Texas, in a transaction valued at $16.6 million. OccMed, established in 2001, developed 12 occupational healthcare centers across six geographic markets in the United States. Under the terms of the transaction, Concentra Holding issued approximately $12.8 million of its common stock for OccMed’s assets and liabilities. Concurrent with this acquisition, Concentra Holding contributed the OccMed assets and liabilities to us, and we repaid $1.0 million of OccMed’s indebtedness to its largest stockholder, WCAS, and $2.8 million of other indebtedness. This repayment was financed through existing cash on hand.

Because we are controlled by our primary shareholder, WCAS, and because WCAS also owned approximately 66% of Em3 and 69% of OccMed, the acquisition accounting for both acquisitions is viewed as a reorganization of entities under common control. Accordingly, the historical costs of Em3’s and OccMed’s assets and liabilities have been utilized as if WCAS contributed its 66% and 69% respective interests in Em3 and OccMed to us at their historical cost. We accounted for the remaining 34% of Em3 and 31% of OccMed under the purchase method of accounting, whereby assets and liabilities are “stepped-up” to fair value with the remainder allocated to goodwill. The effective date of these acquisitions was December 1, 2002.

In accordance with existing accounting requirements, we accounted for the acquisitions in a manner similar to a pooling, whereby we retroactively restated our historical financial statements to consolidate the historical results of Em3 and OccMed beginning with the periods the entities were under the control of WCAS, which was 2000 for Em3 and 2001 for OccMed. The equity interests of other investors, which was 34% for Em3 and 31% for OccMed, has been reflected as a “minority interest” in our financial statements for periods prior to the date of acquisition. In connection with the Em3 acquisition, we expensed approximately $0.1 million in restructuring costs primarily associated with employee severance and facilities consolidation costs. This amount was expensed pursuant to the standards of entities under common control accounting, and is reflective of the proportionate ownership percentage of WCAS as applied to the total amount of restructuring liabilities that occurred in connection with the acquisition.

During 2003, and in subsequent years, we intend to integrate the operations and information systems of Em3 and OccMed within Health Services. We intend for this integration to involve both the primary operational activities and systems associated with the provision of Em3’s and OccMed’s services, as well as the general and administrative processes of these acquired companies, including their billing and accounts receivable systems. While we believe this will result in limited reductions in the overall combined costs of our services and in our general and administrative expenses, the ultimate amount of that benefit is difficult to estimate, after considering potentially unforeseen delays and difficulties that could arise in the integration process.

In November 2001, we acquired all of the outstanding shares of capital stock of National Healthcare Resources, Inc. (“NHR”), a privately held company located in New York City, in a transaction valued at $141.8 million. NHR, founded in 1992, provided care management and network services to the workers’ compensation and auto insurance industries on a national level. NHR’s businesses were complementary in nature to and significantly expanded our Care Management Services and Network Services businesses. Concentra Holding issued $84.0 million of consideration to NHR’s equity and option holders through cash payments totaling $1.0 million and an exchange of approximately 3.8 million shares of its common stock for all of the outstanding shares and share equivalents of NHR. Concurrently with the closing of the acquisition, Concentra Holding contributed the capital stock and share equivalents of NHR to our capital, and NHR repaid $57.8 million of its indebtedness. Of this $57.8 million, (i) $19.5 million was financed through Concentra Holding’s sale of new common stock and warrants, which were subsequently contributed to our capital; and (ii) the remainder was financed through the use of cash on hand and by drawing down our existing revolving credit line. Because our controlling stockholder, WCAS, owned approximately 48% of the common voting equity in NHR, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the historical costs of NHR’s assets and liabilities were utilized to the extent of WCAS’ proportionate ownership interest in NHR and the remainder of the acquisition was accounted for under the purchase method of accounting, whereby assets and liabilities are “stepped-up” to fair value with the remainder allocated to goodwill. We recognized NHR’s historical net income and loss as a non-operating item in proportion to WCAS’ investment in NHR utilizing the equity method of accounting from August 17, 1999 through October 31, 2001. NHR’s full results of operations are consolidated after November 1, 2001, the effective date of the acquisition.

In connection with the NHR acquisition, we recorded $6.0 million in asset write-downs and $6.8 million in restructuring costs, which are primarily associated with employee severance and facilities consolidation costs. Of this $12.8 million, $5.5 million was recognized in 2001 as a charge for the acquisition of affiliate and reflects WCAS’ proportionate ownership percentage in NHR as applied to the total amount of asset write-downs and restructuring liabilities that occurred in connection with the acquisition. We recorded unusual charges of $0.5 million to reflect employee severance and facility consolidation costs associated with our facilities. We recorded the remaining $6.8 million, which is reflective of the remaining non-WCAS proportionate ownership percentage in NHR as applied to the total amount of asset write-downs and restructuring liabilities that occurred in connection with the acquisition, under the purchase method of accounting. In the last half of 2002, we recorded an additional $0.6 million to the restructuring cost accrual due primarily to increased estimates for personnel and facility termination costs.

During 2002 we integrated the operations and information systems of NHR with our Network Services and Care Management Services segments and will continue this integration in subsequent years. This integration has involved both the primary operational activities and systems associated with the provision of NHR’s network and care management services, as well as the general and administrative processes of this acquired company, including its billing and accounts receivable systems. While this integration has resulted in reductions in the overall combined costs of our services and in our general and administrative expenses, the ultimate amount of that benefit is difficult to quantify.

In November 2001, we acquired all of the outstanding capital stock of HealthNetwork Systems LLC (“HNS”), a privately held company located in Naperville, Illinois, in a transaction valued at approximately $30.9 million. HNS, founded in 1999, provided network management services such as provider bill repricing and provider data management for health plans and other payors working with multiple preferred provider organization networks. These services were complementary to our existing services. We financed this acquisition primarily through the sale of Concentra Holding’s equity. Concentra Holding exchanged this cash and other consideration for all of HNS’ capital stock. Concurrent with the closing of the acquisition, Concentra Holding contributed the capital stock of HNS and $0.8 million of cash to us, and we repaid approximately $0.8 million of HNS’ indebtedness. Steven E.

Nelson, one of our directors, was the President and Chief Executive Officer of HNS. Mr. Nelson and certain other of our directors and management owned approximately 46.1% of the equity in HNS. All of HNS’s assets, including its contracts, equipment, intangibles and goodwill, as well as all of its liabilities, have become ours and were recorded at fair value utilizing the purchase method of accounting.

Results of Operations

Year ended December 31, 2002 compared with the year ended December 31, 2001

Revenue

Total revenue increased 16.6% in 2002 to $999.1 million from $856.9 million in 2001. Health Services reflected a 6.5% increase in revenue to $472.0 million in 2002 from $443.3 million in 2001. While Network Services and Care Management Services reflected significant growth in their reported revenue during the year, these revenue increases were largely due to our acquisition of NHR and, to a lesser extent, the effects of our acquisition of HNS, both of which occurred in November 2001. Had we owned these companies in the prior year, the comparative revenue for Network Services would have decreased by approximately 0.9% and the revenue from Care Management Services would have declined by approximately 3.5%. Including the pro forma results of NHR and HNS, our total revenue increased by approximately $15.8 million, or 1.6%, over the prior year.

Due to a change in accounting estimate for accounts receivable reserves, we increased contractual allowances and correspondingly reduced revenue by $5.4 million in the first quarter of 2002. Following an extensive review of our accounts receivable history and collection experience that used new data provided by recently implemented information systems, we determined that additional contractual allowances were required as of March 31, 2002. This increase in accounts receivable reserves related primarily to Health Services, which reduced its revenue by $7.9 million in the first quarter, and was partially offset by receivables reserve adjustments of $1.3 million in Network Services and $1.2 million in Care Management Services.

Total contractual provisions offset against revenue during the years ended December 31, 2002 and 2001 were $53.7 million and $35.9 million, respectively. The increase was primarily due to the accounts receivable reserve adjustment in 2002 and a full year impact of the NHR acquisition.

Health Services. Health Services’ revenue increased from the prior year by 8.2% in 2002, excluding the effect of the $7.9 million accounts receivable reserve adjustment. This increase was due to the acquisition and development of occupational healthcare centers, as well as growth in our on-site and ancillary services. The full year impact of the 15 occupational health centers acquired in 2001 and the 12 centers developed during 2001, as well as the 3 centers acquired during 2002, contributed to the revenue growth. A number of these centers were subsequently consolidated with other centers we previously owned in the same markets. The number of total patient visits per day to our centers in 2002 increased 3.6% compared with 2001 and decreased 2.2% on a same-market basis. Our “same-market” comparisons represent all markets in which Health Services has operated occupational healthcare centers for the previous two full years. For the years ended December 31, 2002 and 2001, Health Services derived 71.4% and 71.1% of its comparable same-market net revenue from the treatment of work-related injuries and illnesses, respectively, and 28.6% and 28.9% of its net revenue from non-injury and non-illness related medical services, respectively. Excluding on-site and ancillary services, injury-related visits constituted 49.9% of same-market visits in 2002, as compared to 51.4% for 2001. The slight increase in non-injury related visits in 2002 as compared to the prior year was primarily due to an increase in the number of new-hires made by our clients in 2002, mainly in the last half of the year, as compared to 2001, as well as hiring by new customers added during 2002. The new-hires activity affects the number of pre-employment drug screens and physical exams performed. In 2002, we experienced decreases in injury visits as compared to the prior year due primarily to a decline in the number of injuries occurring in our clients’ workplaces. We believe that increases in our same-market injury visits will resume once nationwide employment and economic output returns to more traditional rates of growth. On a same-market basis, average revenue per visit increased 1.3% for 2002 as compared to 2001, primarily due to increases in the average prices charged for our services, partially offset by a smaller percentage of our visits being injury visits in 2002. The average fees charged for injury visits are generally higher than those charged for non-injury related visits. Excluding the accounts receivable adjustment, same-market revenue was $396.5 million and $378.0 million for 2002 and 2001 respectively, while revenue from acquired and developed centers and ancillary services was $83.4 million and $65.3 million for the same respective periods.

Network Services. The increase in Network Services’ revenue was primarily attributable to our acquisitions of NHR and HNS in November 2001. On a pro forma basis including NHR and HNS in prior year results, revenue from Network Services decreased slightly in 2002 as compared to the prior year. This underlying revenue decrease was primarily due to lower comparative revenue from our workers’ compensation based preferred provider organization, provider bill repricing and review and first notice of loss services. These decreases related primarily to the decline in nationwide workers’ compensation claim volumes discussed above. We believe these year over year decreases relate primarily to the lower comparative employment levels and associated injury rates, which have been caused by the decline in the nationwide economic trends over the past year. To a lesser extent, we believe that a portion of the revenue decline in our provider bill review services related to a reduction in the amount of workers’ compensation claims being underwritten by several of our larger client accounts. We also believe that growth in these lines of service will resume once the nationwide economy improves and levels of employment resume their more traditional rates of growth. These decreases were partially offset by increases in our out-of-network bill review services. This growth was primarily due to an increase in the amount of gross charges reviewed as compared to the prior year and the amount of savings achieved through our review of medical charges.

Care Management Services. Revenue growth for Care Management Services was due primarily to our NHR acquisition in November 2001. On a pro forma basis, including the NHR acquisition in prior year results, revenue from our Care Management Services segment decreased by approximately 3.5% in 2002 as compared to 2001.

Like our two other business segments, a majority of our Care Management Services are provided to clients in the workers’ compensation market. In a manner similar to our other business segments, we have experienced declines in referral trends, which we believe primarily relate to the overall drop in nationwide employment and related rates of workplace injuries. Generally, Health Services is the first segment to be affected by economic downturns and upturns since it sees patients at the initial time of injury. Network Services is the second segment to be affected since it involves the review of bills generated from injury-related visits. Care Management Services is the final segment to experience the effects of changing injury trends since it generally receives referrals for service a number of months after the initial injury occurs. Accordingly, we believe a primary cause of the decline in revenue experienced in Care Management Services in 2002 is related to the effects of declines in workplace injuries that we first experienced in the Health Services business during 2001. As we are currently seeing gradual improvements in the relative visit amounts in our Health Services business, we anticipate that we could experience a similar future recovery in the rates of referrals in Care Management Services based on the degree to which employment trends stabilize and return to historical rates of growth.

In addition to the economic effects described above, we have encountered, to a lesser extent, some revenue declines in our independent medical exams services associated with client referral volume decreases due to the integration of NHR’s operations with our own.

Cost of Services

Total cost of services increased 18.3% in 2002 to $811.4 million from $685.9 million in 2001. Cost of services for Health Services grew 8.1% in 2002 to $406.2 million from $375.6 million in 2001, primarily due to an increase in the number of visits to our health centers as compared to the prior year. As part of the review of our accounts receivable history and collection experience, Health Services recorded an adjustment of $1.7 million in the first quarter of 2002 to increase its bad debt reserves. Excluding this adjustment, the cost of services for Health Services would have increased by $28.9 million, or 7.7%. Increases in Care Management Services and Network Services related primarily to the acquisition of NHR in November of 2001. If we had owned NHR and HNS in 2001, the cost of services for Network Services would have declined approximately $3.5 million on a comparative basis, and the cost of services of Care Management Services would have decreased by approximately $0.3 million.

Total gross profit increased 9.7% to $187.6 million in 2002 from $171.0 million in 2001, while gross profit as a percentage of revenue decreased to 18.8% in 2002 compared to 20.0% in 2001. The decrease in the gross profit as a percentage of revenue was due primarily to the underlying decrease in comparative revenue in Care Management Services, which was not proportionately offset by a reduction in our cost of services. This decrease in our gross profit percentage was also due to the change in our accounting estimate for accounts receivable reserves in the first quarter of 2002. Excluding the effects of our change in accounting estimate, on a pro forma basis total gross profit for 2002 decreased by $3.9 million, or 2.0%, and gross profit as a percentage of revenue decreased 0.8% to 19.4%.

Health Services. Health Services’ gross profit decreased 2.9% to $65.8 million in 2002 from $67.8 million in 2001, and its gross profit margin decreased by 1.3% to 13.9% from 15.3% for the same periods. The primary factor in this gross profit decrease for 2002 was a $9.6 million increase in accounts receivable reserves related to the change in accounting estimate in the first quarter of 2002, consisting of a $7.9 million reduction in revenue and a $1.7 million increase in cost of services. Without these adjustments, Health Services’ gross profit for 2002 increased 11.3%, while the gross profit margin increased 0.4% to 15.7% over the prior year. The increase in the 2002 gross margin without these adjustments was primarily due to improved revenue and the comparative improvement in the year to year performance of Em3 and OccMed.

Network Services. Network Services’ gross profit increased by 22.6% in 2002 to $92.1 million from $75.1 million in 2001, and its gross profit margin decreased by 0.5% to 40.0% in 2002 from 40.5% in 2001. The increase in gross profit primarily related to the acquisition of NHR in 2001. Had we owned NHR and HNS in the prior year and excluding the adjustment to the contractual allowance in the first quarter of 2002, the Network Services’ gross profit for 2002 would have remained consistent with 2001, and the comparative gross profit margin would have increased 0.6%.

Care Management Services. Care Management Services’ gross profit increased by 5.6% to $29.7 million in 2002 from $28.1 million in 2001, and its gross profit margin of 10.0% in 2002 decreased 2.3% from 12.3% in 2001. Without the adjustment in the contractual allowance in the first quarter of 2002, the gross profit for 2002 increased 1.4%, while the gross profit margin decreased 2.7% to 9.7% from the prior year. The increase in the year to date gross profit in 2002 was primarily due to the 2001 acquisition of NHR. Had we owned NHR in the prior year, the comparative gross profit from Care Management Services would have decreased by 28.9% for 2002 and the gross profit margin would have decreased by 3.4%, excluding the effects of the 2002 contractual allowance adjustment. At this time, other than as a possible result of the actions described below, we anticipate that the gross profit margin of this segment will continue to remain consistent with 2002 levels. Decreases in our comparative gross margin related primarily to reductions in revenue for which there were not corresponding reductions in costs. Additionally, costs within Care Management Services, and to a lesser extent in Network Services, were also affected during the year due to an increase in the staffing levels and physician costs associated with services provided to our auto insurance clients. These cost increases reflect both the expansion of the business in markets where we are seeking new business as well as increases in service levels to existing customer accounts. During the latter part of the third quarter and throughout the fourth quarter of 2002, we evaluated and implemented various cost reduction initiatives in an effort to lower the cost structure of our case management services and independent medical exams businesses. These initiatives generally seek to lower our staffing to levels more commensurate with current referral volume levels, and they could contribute to improvements in our Care Management Services margins as a whole. However, our margin will be dependent both on our ability to achieve and sustain the planned reductions as well as on the degree to which we achieve stable or growing revenue trends.

General and Administrative Expenses

General and administrative expenses for 2002 were $106.2 million, or 10.6% of revenue. This compares to approximately $107.7 million, or 10.9% of revenue, had we owned NHR and HNS during the prior year. The 2002 decrease in general and administrative expenses is primarily due to the effect of a $2.4 million reduction in employee benefits associated with a reduction in the amount of employee contributions we matched in our defined contribution plan as compared to prior years. This decrease in expenses was offset by $2.1 million in expenses associated with the separation of our former chief operating officer, certain officers and division management.

Amortization of Intangibles

Amortization of intangibles decreased in 2002 to $3.8 million from $15.7 million in 2001, or 0.4% and 1.8% as a percentage of revenue for 2002 and 2001, respectively. This decrease was primarily the result of the implementation of Statement of Financial Accounting Standards No. (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”) on January 1, 2002, which discontinued the amortization of goodwill and intangible assets with an indefinite life, partially offset by the amortization of other intangibles associated with the NHR acquisition in November 2001. Had we owned NHR in the prior year, the comparative amortization of intangibles would have been approximately the same under this new standard.

Unusual Charges

Due to a change in estimates, we reversed $1.7 million in restructuring costs in 2002 related to restructuring reserves from 1998 and 1999. Transaction costs of $0.5 million relating to the Em3 and OccMed acquisitions partially offset these expense reversals. See a further discussion of our unusual charges below and also at “Note 4, Recent Acquisitions and Unusual Charges,” in our audited consolidated financial statements.

Interest Expense, net

Interest expense decreased $2.8 million in 2002 to $63.6 million from $66.4 million in 2001. This decrease was due primarily to lower interest rates in 2002 and the redemption of $47.5 million of our 13% Senior Subordinated Notes in July 2002. As of December 31, 2002, approximately 70.2% of our debt contained floating rates. Although we utilize interest rate hedges to manage a significant portion of this market exposure, rising interest rates would negatively impact our results. See “Liquidity and Capital Resources” and “Item 3, Quantitative and Qualitative Disclosures About Market Risk.”

Interest Rate Hedging Arrangements

In 2002 and 2001, we used interest rate collars to reduce our exposure to variable interest rates and because our senior secured credit agreement requires them. These collars generally provided for certain ceilings and floors on interest payments as the three-month LIBOR rate increased and decreased, respectively. The changes in fair value of this combination of ceilings and floors were recognized each period in earnings. We recorded a loss of $7.6 million in 2002, as compared to a loss of $13.6 million for 2001. These losses were based upon the change in the fair value of our interest rate collar agreements. This earnings impact and any subsequent changes in our earnings as a result of the changes in the fair values of the interest rate collars are non-cash charges or credits and do not impact cash flows from operations or operating income. There have been, and may continue to be, periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. Further, if we hold these collars to maturity (2004 and 2005), the earnings adjustments will offset each other on a cumulative basis and will ultimately equal zero.

Early Retirement of Debt

We redeemed $47.5 million of our 13% Senior Subordinated Notes in July 2002 and prepaid $25.0 million of our senior term debt in November 2002. In accordance with SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, we included in income from continuing operations $7.4 million and $0.5 million of debt extinguishment costs in the third and fourth quarters of 2002, respectively. These costs were comprised of $6.2 million premium over the face amount of the redeemed 13% Senior Subordinated Notes and $1.7 million of related existing deferred financing fees and other expenses. For a discussion of the sources of funds for the redemption and the prepayment, see “Liquidity and Capital Resources.” For a further discussion of our debt, see “Note 5, Revolving Credit Facility and Long-Term Debt” in our audited consolidated financial statements.

Provision for Income Taxes

We recorded tax provisions of $4.6 million and $3.8 million in 2002 and 2001, which reflected effective tax rates of 446.3% and (25.6%), respectively. The effective rate differed from the statutory rate primarily due to the impact of state income taxes and the deferred income tax valuation allowance. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate in 2003.

Due to our recent operating history and other factors, we have established a valuation allowance for certain of our deferred tax assets. To the extent that we achieve consistent levels of profitability in future periods, we may receive future benefits in our income tax provision associated with the reduction of these valuation allowances. For further discussion of our income taxes, please see “Critical Accounting Policies – Deferred Income Tax Asset Valuation Allowance.” Additionally, refer to “Note 7, Income Taxes,” in our audited consolidated financial statements.

Year ended December 31, 2001 compared with the year ended December 31, 2000

Revenue

Total revenue increased 12.4% in 2001 to $856.9 million from $762.2 million in 2000. The largest portion of this growth came from Care Management Services, which increased 20.2% in 2001 to $228.3 million from $189.9 million in 2000. Network Services also contributed a 13.9% increase in 2001 to $185.3 million from $162.6 million in 2000. An increase of 8.2% in Health Services’ revenue in 2001 to $443.3 million from $409.7 million in 2000 provided additional revenue growth. Total contractual provisions offset against revenue during the years ended December 31, 2001 and 2000 were $35.9 million and $41.9 million, respectively.

Health Services. Health Services’ revenue growth resulted primarily from the acquisition and development of occupational healthcare centers and an increase in average revenue per visit. Increased revenue from new center growth was a result of 15 new occupational health centers acquired and 12 centers developed in 2001 and a full year impact of the eight centers acquired in 2000. On a same-market basis, which represents all markets in which Health Services has operated healthcare centers for the previous two full years, revenue increased 1.2% in 2001 as compared to 2000. This increase was the result of a 4.6% increase in the average revenue per same-market visit, offset by a 3.2% decrease in the number of same-market visits compared to 2000. For the years ended December 31, 2001 and 2000, Health Services derived 71.1% and 69.0% of its comparable same-market net revenue from the treatments of work-related injuries and illnesses, respectively, and 28.9% and 31.0% of its net revenue from non-injury and non-illness related medical services, respectively. During 2001, we experienced a decline in the rate of growth of non-injury related visits as compared to prior years, primarily due to the decrease in the number of new-hires being made by our clients and secondarily due to a decline in the number of injuries occurring in our clients’ workplaces. This lower level of new-hire activity has reduced the number of pre-employment drug screens and physical exams from the levels we experienced when the economy was stronger. With respect to the 4.6% increase in our average revenue per same market visit, in addition to increases in the average prices charged for our services, a higher relative mix of injury-related visits as compared to non-injury related visits contributed to this improvement. The average fees charged for injury visits are generally higher than those charged for non-injury related visits. Injury-related visits constituted 52.0% of total visits in 2001 as compared to 50.5% in 2000. For 2001 and 2000, same-market revenue was $378.0 million and $304.2 million, respectively, and revenue from acquired and developed centers and ancillary services was $65.3 million and $105.5 million for the same respective periods.

Network Services. The increase in Network Services’ revenue was attributable to growth in existing services, as well as revenue from the NHR acquisition. Our growth from existing services related primarily to our out-of-network review business. Growth in existing out-of-network group health medical bill review revenue was 16.0% in 2001 over 2000. This growth was primarily due to an increase in the amount of gross charges we reviewed as compared to the prior year and the rate of savings achieved through our review of medical charges. An increase in revenue from our existing retrospective medical bill review services also contributed to this growth. The acquisition of NHR in November 2001 increased Network Services’ revenue by 5.3% in 2001 over 2000.

Care Management Services. Revenue growth for Care Management Services was primarily due to increases in referral volume for our existing case management business and, to a lesser extent, increases in our existing independent medical examinations services. Higher referral rates and average hourly prices in 2001 as compared to the same periods in 2000 were the primary factors that contributed to our case management growth. The NHR acquisition in November 2001 also contributed an 8.7% increase in our Care Management Services’ revenue.

Cost of Services

Total cost of services increased 12.9% in 2001 to $685.9 million from $607.6 million in 2000. The largest portion of this increase came from Care Management Services, which increased 17.1% in 2001 to $200.2 million from $170.9 million in 2000. Our Network Services cost of services increase of 9.4% to $110.2 million in 2001 from $100.7 million in 2000 also contributed to the overall increase. Cost of services for Health Services also increased by 11.8% to $375.6 million in 2001 from $335.9 million in 2000.

Total gross profit increased 10.6% to $171.0 million in 2001 from $154.7 million in 2000. As a percentage of revenue, gross profit decreased to 20.0% in 2001 compared to 20.3% in 2000.

Health Services. Health Services’ gross profit decreased 8.2% to $67.8 million in 2001 from $73.8 million in 2000, while the gross profit margin decreased by 2.7% to 15.3% from 18.0% for the same respective periods. Economic and hiring trends impacted this segment, resulting in a slight decrease in its gross profit margin in 2001 as compared to 2000. Increases in insurance and information technology costs also affected this segment’s costs. Efforts to improve the management of expenses associated with physician costs and medical supplies did not fully offset the gross profit margin impact of the lower than anticipated volumes.

Network Services. Network Services’ gross profit increased by 21.4% in 2001 to $75.1 million from $61.9 million in 2000, and its gross profit margin increased by 2.5% to 40.5% in 2001 from 38.0% in 2000. This increase in gross profit primarily related to increased revenue from our existing out-of-network bill review services. The costs of providing these services are relatively stable irrespective of short-term revenue changes, which resulted in an increase in the relative gross profit achieved during the year. The acquisition of NHR in 2001 also contributed 3.6% to the Network Services’ gross profit increase in 2001.

Care Management Services. Care Management Services’ gross profit margin of 12.3% in 2001 increased 2.3% from 10.0% in 2000, and its gross profit increased by 48.1% to $28.1 million in 2001 from $19.0 million in 2000. The increases in gross profit and the gross profit margin were primarily due to increases in revenue from our existing case management services and independent medical exams. The 2001 acquisition of NHR supplied 13.9% of the 2001 gross profit increase.

General and Administrative Expenses

General and administrative expenses increased 22.8% in 2001 to $81.6 million from $66.5 million in 2000, or 9.5% and 8.7% as a percentage of revenue for 2001 and 2000, respectively. The increase in general and administrative expenses in 2001 was primarily due to our continued additions of personnel and information technology in order to support recent and planned growth.

Amortization of Intangibles

Amortization of intangibles increased 7.6% in 2001 to $15.7 million from $14.6 million in 2000, or 1.8% and 1.9% as a percentage of revenue for 2001 and 2000, respectively. The increase was the result of the amortization of additional intangible assets such as customer contracts, covenants not to compete, and goodwill recorded prior to June 30, 2001 primarily associated with the 2001 acquisition of 15 healthcare centers by Health Services and our acquisition of NHR.

Unusual Charges and Charges for Acquisition of Affiliate

In connection with our NHR acquisition in the fourth quarter of 2001, we recorded $6.0 million in asset write-downs and $6.8 million in restructuring costs, which are primarily associated with employee severance and facilities consolidation costs. Of this $12.8 million, $5.5 million was recognized as a charge for the acquisition of affiliate and was reflective of WCAS’ proportionate ownership percentage in NHR as applied to the total amount of asset write-downs and restructuring liabilities that occurred in connection with the acquisition. Unusual charges of $0.6 million were recorded to reflect employee severance and facility consolidation costs associated with our facilities. See “Unusual Charge Reserves” and “Note 4, Recent Acquisitions and Unusual Charges,” in our audited consolidated financial statements.

Interest Expense, net

Interest expense decreased $1.6 million in 2001 to $66.4 million from $68.0 million in 2000 due primarily to lower interest rates in 2001 and reduced borrowings on our revolving credit facility. As of December 31, 2001, approximately 66.1% of our debt contained floating rates.

Interest Rate Hedging Arrangements

In 2001 and 2000, we used interest rate collars to reduce our exposure to variable interest rates and because our senior secured credit agreement requires them. These collars generally provided for certain ceilings and floors on interest payments as the three-month LIBOR rate increased and decreased, respectively. The changes in fair value of this combination of ceilings and floors were recognized each period in earnings. We recorded losses of $13.6 million and $9.6 million in 2001 and 2000, respectively, based upon the change in the fair value of our interest rate collar agreements. This earnings impact and any subsequent changes in our earnings as a result of the changes in the fair values of the interest rate collars are non-cash charges or credits and do not impact cash flows from operations or operating income. There have been, and may continue to be, periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. Further, if we hold these collars to maturity (2004 and 2005), the earnings adjustments will offset each other on a cumulative basis and will ultimately equal zero.

Loss of Acquired Affiliate

Because the accounting for the NHR acquisition is considered a reorganization of entities under common control, we recognized NHR’s historical net income and loss as a non-operating item in proportion to WCAS’ investment in NHR utilizing the equity method of accounting. This inclusion of historical earnings from NHR resulted in an after tax charge of $5.8 million in 2001, which reflected the proportion of NHR’s loss through October 2001 as if we held WCAS’ investment in NHR. This loss increased over the 2000 loss of $0.3 million due primarily to compensation charges in 2001 related to NHR’s share award plan, which granted $9.4 million of NHR’s common stock to certain stock option holders.

Provision for Income Taxes

We recorded a tax provision of $3.8 million in 2001 versus $4.4 million in 2000. The effective tax rates were (25.6%) and (184.8%) in 2001 and 2000, respectively. The effective rate primarily differed from the statutory rate due to the non-deductibility of goodwill, the tax provision from the income/loss of acquired affiliate, the impact of state income taxes and the deferred income tax valuation allowance.

Unusual Charge Reserves

In connection with the NHR acquisition in November 2001, we recorded $6.0 million in asset write-downs and $6.8 million in restructuring costs, which were primarily associated with employee severance and facilities consolidation costs. Of this $12.8 million, $5.5 million was recognized in 2001 as a charge for the acquisition of affiliate and was reflective of WCAS’ proportionate ownership percentage in NHR as applied to the total amount of asset write-downs and restructuring liabilities that occurred in connection with the acquisition. Unusual charges of $0.5 million were recorded to reflect employee severance and facility consolidation costs associated with our facilities. The remaining $6.1 million, which was reflective of the remaining proportionate ownership percentage in NHR as applied to the total amount of asset write-downs and restructuring liabilities that occurred in connection with the acquisition, were recorded under the purchase method of accounting. Of the $12.8 million in restructuring and other acquisition costs, through December 31, 2002, we used $6.0 million associated with asset write-downs, and we had paid approximately $0.9 million for professional fees and services, including investment banking, legal, accounting and regulatory fees, $2.9 million in facility consolidations, $1.5 million in costs related to personnel reductions and $0.1 million for other unusual costs. In the last half of 2002, we recorded an additional $0.6 million to the restructuring cost accrual due to a change in estimates. At December 31, 2002, approximately $2.0 million of the unusual cost accrual remained for facility obligations with terms expiring through 2006, costs related to personnel reductions and other unusual charges. We anticipate that the majority of the liability will be paid over the next 12 months.

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenue and expenses. Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base these determinations upon the best information available to us during the period in which we are accounting for our results. Our estimates and assumptions could change materially as conditions within and beyond our control change or as further information becomes available. Further, these estimates and assumptions are affected by management’s application of accounting policies. Changes in our estimates are recorded in the period the change occurs. Our critical accounting policies include:

•	contractual and bad debt allowances;
•	deferred income tax asset valuation allowance;
•	goodwill and other intangible assets;
•	professional liability insurance claims;
•	hedging arrangements; and
•	acquired assets and liabilities.

The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities. A full description of all of our significant accounting policies is included in “Note 2, Summary of Significant Accounting Policies” in our audited consolidated financial statements.

Contractual and Bad Debt Allowances

We estimate potential contractual and bad debt allowances relative to current period service revenue. We analyze historical collection adjustment experience when evaluating the adequacy of the contractual and bad debt allowances. We must make significant management judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our past experience will be indicative of future periods. Although we consider future projections when estimating contractual and bad debt allowances, we ultimately make our decisions based on the best information available to us at that time. Our provision for contractual and bad debt allowances amounted to $69.7 million in 2002. Our accounts receivable balance was $167.6 million, net of contractual and bad debt allowances of $42.2 million as of December 31, 2002.

Deferred Income Tax Asset Valuation Allowance

Deferred income tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of our deferred income tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and tax credit carryforwards. We evaluate the recoverability of the deferred income tax assets and associated valuation allowance on a regular basis. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We evaluate a variety of factors on a regular basis to determine the amount of deferred income tax assets to recognize in the financial statements, including our recent earnings history, projected future taxable income, the number of years our net operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and available tax planning strategies. Based upon our recent operating history and other factors, management determined that it is more likely than not that certain deferred income tax assets will not be realized. The valuation allowance recorded for deferred income tax assets was $32.0 million as of December 31, 2002.

Goodwill and Other Intangible Assets

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors that could trigger an impairment review include:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends;
•	a significant decline in our public bond price for a sustained period; and
•	a significant decline in our estimated market capitalization relative to net book value.

Under generally accepted accounting principles, we are required to write down our intangible assets if they are determined to be impaired. Under current accounting standards, an impairment of an intangible asset is considered to have occurred when the estimated undiscounted future cash flows related to the assets are less than the carrying value of the asset. Estimates of future cash flows involve consideration of numerous factors, depending upon the specific asset being assessed. Relevant factors in this assessment include estimates of future market growth rates, product acceptance and lifecycles, selling prices and volumes, responses by competitors, service delivery costs and assumptions as to other operating expenses. When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Our net identifiable intangible assets and goodwill amounted to $486.2 million as of December 31, 2002. The value of these projected discounted cash flows could be subject to change based on differences in the assumptions noted above.

In 2002, SFAS 142, Goodwill and Other Intangible Assets became effective and, as a result, we ceased amortizing our goodwill. We recorded approximately $14.8 million of amortization on these amounts during 2001. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. Under SFAS 142, we were required to test all existing goodwill and indefinite life intangibles for impairment on a reporting unit basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the component level), discrete financial information is prepared and regularly reviewed by management, and the businesses are not otherwise aggregated due to having certain common characteristics, in which case such component is the reporting unit. We use a fair value approach to test goodwill and indefinite life intangibles for impairment. We recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill and indefinite life intangibles exceeds its fair value. We established fair values using projected cash flows. When available and as appropriate, we used comparative market multiples to corroborate projected cash flow results. We completed our initial review during the second quarter of 2002 and our annual impairment test in the third quarter of 2002. We did not record an impairment charge upon completion of these reviews. However, there can be no assurance that we will not record impairment charges in future periods.

Professional Liability Insurance Claims

We operate, along with virtually all health care providers, in an environment with medical malpractice and professional liability risks. The entire primary healthcare industry is experiencing a dramatic increase in professional liability costs because of the volume of claims and the large legal settlements based on alleged negligence in providing healthcare. Allowances for professional liability risks were $5.6 million at December 31, 2002. We base our provisions for losses related to professional liability risks upon actuarially determined estimates. Loss and loss expense allowances represent the estimated ultimate net cost of all reported and unreported losses incurred. We estimate the allowances for unpaid losses and loss expenses using individual case-basis valuations and statistical analyses. Trends in loss severity and frequency affect these estimates. We continually review and record adjustments for these estimates as experience develops or new information becomes known. Current operating results include the changes to the estimated allowances. Due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed our estimates.

Hedging Arrangements

We have entered into certain arrangements that hedge a portion of our exposure to variable interest rates under our current debt agreements. When accounting for our current hedging arrangements, we are required by accounting standards to:

•	recognize the fair value of hedging arrangements as assets or liabilities in the financial statements, and
•	recognize changes in the fair value of these derivatives in our statements of operations.

Third parties, including major banking institutions, provide us with estimates of fair values of our hedging arrangements, which reflect several factors, including relevant future market conditions, current bid-offer spreads and other market conditions. Valuations based on other models or different assumptions, including yield curve shifts, may result in significantly different valuation estimates and could cause significant non-cash changes to our earnings relating to the change in the fair value of the interest rate hedges that we utilize. The fair value of these hedges at December 31, 2002 was a liability of $33.5 million.

Acquired Assets and Liabilities

Our business has grown in part through several strategic acquisitions over the last few years. During 2001 and 2002, we acquired a total of 18 occupational healthcare centers, HNS, NHR, Em3 and OccMed. The individual assets and liabilities of each acquired company must be recorded at fair value, reflecting amounts for tangible assets and liabilities, and intangible assets.

In many cases, we prepare our own internal purchase price allocations and determine the lives of the acquired assets. However, we may also use independent appraisers to assist us in these efforts for our larger or more complex acquisitions. We use several valuation techniques in order to estimate fair values, including discounted cash flow analysis, replacement cost analysis and market comparables. These methods require significant assumptions regarding market conditions, operational integration issues, and the utilization of the underlying assets, which could change in the future and result in a significant impact on our earnings. Additionally, we are required to make estimates of restructuring liabilities incurred in connection with these assets. These estimates involve assumptions relating to the timing and cost of personnel reductions, facility lease charges and other related exit costs. Because of the inherent nature of these assumptions and techniques, we could experience changes in estimated values that could be material to our earnings.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, Business Combinations (“SFAS 141”) and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all business combinations subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. We adopted SFAS 141 and SFAS 142 effective January 1, 2002; however, certain provisions of these new standards also apply to any acquisitions concluded subsequent to June 30, 2001. Accordingly, we accounted for the acquisitions subsequent to that date under the provisions of these new standards.

Under SFAS 142, goodwill and indefinite life intangible assets, such as our trademarks, are no longer amortized, but are subject to annual impairment tests. Impairment testing may be more frequent if there are interim “triggering” events, such as adverse revenue trends or adverse economic conditions. Other intangible assets with finite lives, such as customer lists and non-compete agreements, will continue to be amortized over their useful lives. In addition, assembled workforce is no longer defined as an acquired intangible asset under SFAS 141. Accordingly, we reclassified assembled workforce to goodwill in the first quarter of 2002 and, effective January 1, 2002, ceased amortizing goodwill and assembled workforce. Had SFAS 142 been utilized beginning January 1, 2001, our pre-tax income would have increased by $14.8 million, which was the 2001 goodwill amortization expense charged to earnings under accounting standards in effect at the time. We completed the transitional and annual goodwill impairment tests in 2002 and determined that no impairment existed at that time. However, our future earnings may periodically be affected in a materially adverse manner should particular segments of our goodwill balances become impaired pursuant to the valuation methodology.

In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The statement will be effective for fiscal years beginning after June 15, 2002. We do not anticipate any material financial impact upon the adoption of this statement.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”) which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The statement provides a single accounting model for long-lived assets to be disposed of. We adopted SFAS 144 on January 1, 2002. The adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 concludes that gains or losses from debt extinguishments used as part of a company’s risk management strategy should not be classified as an extraordinary item, effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, effective for transactions occurring after May 15, 2002. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions, effective for financial statements issued on or after May 15, 2002. We adopted the provisions of this pronouncement for all related transactions in the second quarter of 2002. This adoption did not have a significant impact on the consolidated financial statements. We redeemed $47.5 million of our 13% Senior Subordinated Notes in July 2002 and prepaid $25.0 million of our senior term indebtedness in November 2002. In accordance with SFAS 145, the related losses from debt extinguishment were included in income from continuing operations in the third and fourth quarters of 2002. See “Note 5, Revolving Credit Facility and Long-Term Debt,” in our audited consolidated financial statements for further discussion of this transaction.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value when either the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees who will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of SFAS 146 will be effective for disposal activities initiated after December 31, 2002. We do not anticipate any material financial impact upon the adoption of this statement.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our results of operations and financial position, as our credit agreements prohibit these types of guarantees.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock options. See “Note 10, Stock Option Plans” in our audited consolidated financial statements for the disclosures required by SFAS 148.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not have any variable interest entities.

Seasonality

Our business is seasonal in nature. Patient visits at our occupational healthcare centers are generally lower in the first and fourth quarters primarily because of fewer occupational injuries and illnesses during those time periods due to plant closings, vacations, weather and holidays. In addition, since employers generally hire fewer employees in the fourth quarter, the number of pre-placement physical examinations and drug and alcohol tests conducted at the medical centers during that quarter is further reduced. Additionally, Care Management Services’ revenue is usually lower in the fourth quarter compared to the third quarter due to the impact of vacations and holidays. In a manner related to these factors, our first and fourth quarters generally reflect lower revenue when compared to our second and third quarters.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Cash flows from operating activities provided $54.0 million, $77.2 million and $36.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in cash flows from operating activities in 2002 as compared to 2001 was primarily a result of decreased accounts payable and accrued liabilities and increased prepaid expenses and other assets, partially offset by decreased accounts receivable. During 2002, $4.3 million of cash was provided by changes in working capital, primarily related to decreased accounts receivable of $13.1 million, partially offset by increased prepaid expenses and other assets of $3.2 million and decreased accounts payable and accrued expenses of $5.6 million. The 2002 decrease in net accounts receivable primarily relates to a $7.1 million net adjustment to increase contractual and bad debt allowances in the first quarter of 2002 and other increases to contractual and bad debt allowances. The first quarter 2002 adjustment was a result of the change in accounting estimate for accounts receivable reserves discussed earlier. During 2002, prepaid expenses and other assets increased primarily due to growth in current and long-term deferred tax assets. Accounts payable and accrued expenses decreased due to the timing of certain payments, including payment of accrued interest on our debt. During 2001, $27.5 million of cash was provided by changes in working capital, primarily related to an increase in accounts payable and accrued expenses of $24.5 million, as well as decreases in prepaid expenses and other assets of $1.2 million and accounts receivable of $1.8 million. Accounts payable and accrued expenses increased primarily due to the timing of certain payments, including the payment of accrued interest on our debt and payroll-related items, while accounts receivable decreased due to improved collections. During 2000, changes in working capital used $7.5 million of cash primarily due to increases in accounts receivable of $6.3 million and prepaid expenses and other assets of $1.9 million. Accounts receivable increased primarily due to continued revenue growth, and prepaid expenses and other assets increased primarily due to the timing of payments.

Our days sales outstanding on accounts receivable (“DSO”) was 62 days at December 31, 2002, as compared to 73 days as of December 31, 2001 and 78 days as of December 31, 2000. We calculated DSO based on accounts receivable, net of allowances, divided by the average revenue per day for the prior three months. The decrease in the DSO in 2002 from 2001 and 2000 was primarily due to our increased focus on collections and increased allowances on accounts receivable.

In 2002, we paid approximately $6.2 million related to unusual charges that occurred in the third quarter of 1998, fourth quarter of 1998, third quarter of 1999 and the fourth quarter of 2001. At December 31, 2002, approximately $2.2 million of the accrual for these unusual charges remained for facility lease obligations, personnel reduction costs and other payments. We anticipate that the majority of this liability will be paid over the next 12 months.

Cash Flows from Investing Activities. In 2002, we used net cash of $1.7 million in connection with acquisitions and $35.1 million of cash to purchase property, equipment and other assets, the majority of which was spent on new computer hardware and software technology, and leasehold improvements. Cash flows from investing activities also included $0.5 million of cash received from the sale of internally-developed software. As required by accounting pronouncements, the proceeds from this sale were offset against the amount capitalized on the consolidated balance sheet and were not recognized as revenue. In 2001, we used net cash of $107.2 million in connection with acquisitions and $33.1 million of cash to purchase property and equipment, the majority of which was spent on new computer hardware and software technology, and leasehold improvements. Cash flows from investing activities also included $1.1 million of cash received from the sale of internally-developed software. We used net cash of $9.7 million in connection with acquisitions and $32.0 million of cash to purchase property and equipment during 2000, the majority of which was spent on acquiring new computer hardware and software technology, and leasehold improvements, partially offset by $1.6 million of cash received from the sale of internally-developed software.

Cash Flows from Financing Activities. Cash flows used in financing activities in 2002 of $7.7 million were primarily due to $80.6 million in debt repayments, partially offset by $53.0 million of proceeds from the issuance of 54 shares of common stock to Concentra Holding and $25.4 million in proceeds contributed to Concentra Operating from the issuance of common stock by Concentra Holding. In order to finance the purchase of the 54 shares of Concentra Operating common stock, Concentra Holding entered into a $55.0 million bridge loan agreement with affiliates of Salomon Smith Barney and Credit Suisse First Boston. This loan matures on June 24, 2004, requires no cash interest payments until maturity, and is guaranteed by WCAS and WCAS Capital Partners III, L.P. The repayment of debt primarily consisted of the third quarter 2002 redemption of $47.5 million of our 13% Senior Subordinated Notes and $28.7 million in principal payments on our senior debt. Of the $28.7 million in principal payments, $25 million reflected a fourth quarter prepayment of debt made in connection with our amendment of our senior debt covenants, and the remainder reflected scheduled payments of principal. Additionally, cash flows from financing activities in 2002 reflect the payment of $3.3 million in deferred financing fees to our senior lenders in connection with gaining their approval for the redemption discussed above and in establishing revised covenant requirements as described below. Cash flows from financing activities for 2002 also reflected $4.0 million in net proceeds and payments from the issuance and repayment of short-term debt for Em3 and OccMed. Cash flows provided by financing activities in 2001 of $68.6 million were primarily due to $49.7 in net proceeds from the issuance of common stock by Concentra Holding and increased borrowing on our revolving credit facility of $6.0 million, $12.9 million of contributions from our primary stockholder, and $5.1 million of contributions from minority interests, reduced by debt repayments of $5.1 million. The proceeds from Concentra Holding’s additional issuance of equity were used as a part of the financing for our fourth quarter 2001 acquisitions of NHR and HNS. Cash flows provided by financing activities of $4.4 million in 2000 was due primarily to $7.7 million of contributions from our primary stockholder and $4.8 million of contributions from minority interests, partially offset by $4.0 million in payments on the revolving credit facility, $3.1 million in debt repayments and the payment of $1.7 million of deferred financing costs related to the March 2000 credit facility amendment.

As necessary, we make short-term borrowings under our $100 million revolving credit facility for working capital and other purposes. Given the timing of our expenditures for payroll, interest payments, acquisitions and other significant outlays, our level of borrowing under our revolving credit facility can vary substantially throughout the course of an operating period. During the past two years, the level of our borrowings under our revolving credit facility has varied in the following manner (in thousands):

Quarters Ending	Borrowing Level
	Minimum	Maximum	Average	Ending
March 31, 2001	$—	$31,500	$10,644	$17,000
June 30, 2001	—	21,500	16,126	—
September 30, 2001	—	10,000	1,652	—
December 31, 2001	—	28,000	9,223	6,000
March 31, 2002	6,000	35,000	22,389	21,500
June 30, 2002	—	29,000	19,082	—
September 30, 2002	—	28,500	12,821	6,000
December 31, 2002	—	12,500	1,957	—

Contractual Obligations. The following table sets forth our schedule of contractual obligations including current maturities of our long-term debt at December 31, 2002, and future minimum lease payments due under noncancelable operating leases (in thousands):

	Total	2003	2004-05	2006-07	After 2007
Operating Leases	$139,350	$41,486	$55,196	$26,345	$16,323
Revolving Credit Facility	—	—	—	—	—
Long-term Debt	479,826	3,825	60,283	273,218	142,500

Total	$619,176	$45,311	$115,479	$299,563	$158,823

Our credit agreement requires us to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. In 2002, we were in compliance with our covenants, including our financial covenant ratio tests. The leverage ratio and interest coverage ratio requirements for the quarter ended December 31, 2002, were 4.40 to 1.00 and 1.80 to 1.00, respectively. In June 2002 and November 2002, we amended our credit agreement to include less restrictive financial covenant ratio tests as compared to our previous requirements. While less restrictive than our previous requirements, these amended ratio tests become more restrictive in future quarters as compared to the levels that we were required to meet for the first three quarters of 2002. Pursuant to our credit agreement, we are required to obtain a leverage ratio of less than 3.80 to 1.00 and an interest coverage ratio of at least 2.35 to 1.00 as of the fiscal quarter ending December 31, 2003. Although we currently anticipate achieving these required covenant levels, our ability to be in compliance with these more restrictive ratios will be dependent on our ability to increase cash flows over current levels. For further discussion of our growth strategy, see “Item 1, Business—Our Business Strategy.” At December 31, 2002, we had no borrowings outstanding under our $100 million revolving credit facility.

Our debt agreement also contains prepayment requirements that occur if our financial performance exceeds certain prescribed levels. If we have excess cash flow, as defined in the agreement, we are subject to mandatory principal repayments. We were not subject to these mandatory repayments in 2000, 2001 or 2002. However, we anticipate that we may meet these requirements in future periods based upon our current financial projections.

We currently believe that our cash balances, the cash flow generated from operations and our borrowing capacity under our revolving credit facility will be sufficient to fund our working capital, occupational healthcare center acquisitions and capital expenditure requirements for the immediately foreseeable future. Our long-term liquidity needs will consist of working capital and capital expenditure requirements, the funding of any future acquisitions, and repayment of borrowings under our revolving credit facility and the repayment of outstanding indebtedness. We intend to fund these long-term liquidity needs from the cash generated from operations, available borrowings under our revolving credit facility and, if necessary, future debt or equity financing. However, our ability to generate cash is subject to general economic and industry conditions that are beyond our control. Therefore, it is possible that our business will not generate sufficient cash flow from operations. Additionally, we cannot be certain that any future debt or equity financing will be available on terms favorable to us, or that our long-term cash generated from operations will be sufficient to meet our long-term obligations.

Legal Proceedings

We are party to certain claims and litigation in the ordinary course of business. We are not involved in any legal proceeding that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. In order to hedge a portion of this risk under our current credit agreements, we have utilized interest rate collars. We have performed sensitivity analyses to assess the impact of changes in the interest rates on the value of our market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value or cash flows relative to our debt instruments. However, the same hypothetical 10% movement in interest rates would change the fair value of our hedging arrangements and pretax earnings by $0.9 million as of December 31, 2002. Market rate volatility is dependent on many factors that are impossible to forecast and actual interest rate increases could be more or less severe than this hypothetical 10% increase. For more information on the interest rate collars, see “Note 5, Revolving Credit Facility and Long-Term Debt,” in our audited consolidated financial statements included in this report. We do not hold or issue derivative financial instruments for trading or speculation purposes and are not a party to any leveraged derivative transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM	9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

   DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Concentra Operating

The directors and executive officers of Concentra Operating are the same as the persons identified below as directors and executive officers of Concentra Holding. Since August 17, 1999, they have served in these positions with Concentra Operating during the same periods they served in these positions with Concentra Holding.

Concentra Holding

Executive officers of Concentra Operating and Concentra Holding are elected annually by the board of directors and serve until their successors are duly elected and have qualified. Directors of Concentra Operating and Concentra Holding are elected annually by the stockholders and serve until their successors are duly elected and have qualified. There are no arrangements or understandings between any officer or director and any other person pursuant to which any officer or director was, or is to be, selected as an officer, director, or nominee for officer or director. There are no family relationships between any of our executive officers or directors. The names, ages and positions of the executive officers and directors of Concentra Operating and Concentra Holding are listed below along with their business experience.

Name	Age	Position
Daniel J. Thomas	44	Director and Chief Executive Officer
Frederick C. Dunlap	44	President and Chief Operating Officer
Thomas E. Kiraly	43	Executive Vice President, Chief Financial Officer and Treasurer
James M. Greenwood	42	Executive Vice President—Corporate Development
Richard A. Parr II	44	Executive Vice President, General Counsel and Secretary
Paul B. Queally	38	Chairman and Director
John K. Carlyle	48	Director
Carlos A. Ferrer	49	Director
James T. Kelly	56	Director
D. Scott Mackesy	34	Director
Steven E. Nelson	48	Director

Daniel J. Thomas has served as a director of Concentra Holding since January 1998 and of Concentra Operating since August 1999. He has served as Chief Executive Officer of Concentra Holding since September 1998. He served as President and Chief Executive Officer of Concentra Holding from January 1998 until August 2002. He served as President and Chief Operating Officer of Concentra Holding from January 1998 until September 1998. He served as Executive Vice President of Concentra Holding and President of Concentra Health Services, Inc. from August 1997 until January 1998. He served as a director of OccuSystems, Inc. (“OccuSystems”), one of our predecessor companies, and as its President and Chief Operating Officer from January 1997 to August 1997. From April 1993 through December 1996, Mr. Thomas served as OccuSystems’ Executive Vice President and Chief Operating Officer. Prior to joining OccuSystems in 1993, Mr. Thomas served in various capacities with Medical Care International, Inc., a national outpatient surgery center company, including Senior Vice President and Divisional Director. Mr. Thomas is a certified public accountant.

Frederick C. Dunlap has served as President and Chief Operating Officer of Concentra Holding since August 2002. Prior to that time, Mr. Dunlap served as Chief Executive Officer of Phycom Corporation, a healthcare service company, from September 2000 until March 2002. He served as President and Chief Executive Officer of FDWP Ventures, Inc., a company established to pursue investments in healthcare companies with an emphasis on technology, from March 2000 until its acquisition of Phycom Corporation in September 2000. From October 1996 to February 2000 Mr. Dunlap served as President of UnitedHealthcare of Florida/Puerto Rico, Inc., an affiliate of UnitedHealth Group, Inc. that operated four health benefit plans. He served as Vice President, Specialty Companies for UnitedHealth Group, Inc. from August 1994 to September 1996. Mr. Dunlap served as Senior Vice President of CIGNA Corporation from November 1991 to August 1994, and as Sales Vice President from July 1990 to October

1991. Prior to its acquisition by CIGNA Corporation in July 1990, Mr. Dunlap served in various capacities with Equicor, Inc., an employee benefits company, from 1982 to 1990, including Divisional Marketing Manager.

Thomas E. Kiraly has served as Executive Vice President, Chief Financial Officer and Treasurer of Concentra Holding since May 1999. Prior to that time, Mr. Kiraly served as the principal accounting and financial officer of BRC Holdings, Inc. from December 1988 to May 1999. BRC Holdings, Inc., was a diversified provider of specialized information systems and services to healthcare institutions and local governments and was acquired in February 1999 by Affiliated Computer Services, Inc., an information services provider. During his tenure at BRC Holdings, Inc., Mr. Kiraly held the titles of Executive Vice President and Chief Financial Officer from March 1994 through May 1999 and Vice President of Finance from December 1988 through March 1994. Prior to that time, Mr. Kiraly was a Senior Management Consultant with the national accounting firm of Touche Ross & Co., a predecessor to Deloitte & Touche L.L.P., from May 1985 until December 1988.

James M. Greenwood has served as Executive Vice President—Corporate Development of Concentra Holding since February 1998 and as Senior Vice President—Corporate Development of Concentra Holding from August 1997 to February 1998. He served as OccuSystems’ Chief Financial Officer from 1993 until August 1997. Mr. Greenwood also served as a Senior Vice President of OccuSystems from May 1994 to August 1997. From 1988 until he joined OccuSystems in 1993, Mr. Greenwood served in numerous positions with Bank One, Texas, N.A., and its predecessors, including as Senior Vice President and Manager of Mergers and Acquisitions.

Richard A. Parr II has served as Executive Vice President, General Counsel and Secretary of Concentra Holding since August 1997. He served as OccuSystems’ Executive Vice President, General Counsel and Secretary from August 1996 to August 1997. Prior to joining OccuSystems, Mr. Parr served as Vice President and Assistant General Counsel of OrNda HealthCorp, a national hospital management company, from April 1993 through August 1996 and as Associate General Counsel of OrNda HealthCorp from September 1991 through March 1993. Mr. Parr serves on the board of directors of the American Society of Corporate Secretaries.

Paul B. Queally has served as a director and the Chairman of Concentra Holding and Concentra Operating since August 1999. He has served as a managing member or general partner of the respective sole general partner of WCAS and other associated investment partnerships since February 1996. Prior to joining WCAS in February 1996, Mr. Queally held various positions, including General Partner at The Sprout Group, a private equity affiliate of Credit Suisse First Boston Corporation, since 1987. He is a director of United Surgical Partners International, Inc., an ambulatory surgery center company, MedCath, Inc., a cardiac care management and cardiac specialty hospital company, LabOne, Inc., a clinical laboratory company, and several other private companies.

John K. Carlyle has served as a director of Concentra Holding since August 1997 and as a director of Concentra Operating since August 1999. He served as Chairman of Concentra Holding from August 1997 to January 1998 and from September 1998 until August 17, 1999. Mr. Carlyle served as Chief Executive Officer of MAGELLA Healthcare Corporation, a private physician practice management company devoted to the area of neonatology and perinatology, from July 2000 until its sale to Pediatrix Medical Group, Inc., in May 2001, and as President and Chief Executive Officer of MAGELLA from February 1998 through June 2000. Prior to joining MAGELLA, Mr. Carlyle served as OccuSystems’ Chairman and Chief Executive Officer from January 1997 until August 1997 and as the Chief Executive Officer and a director of OccuSystems from 1991 until August 1997. He joined OccuSystems in 1990 as its President and served in that capacity until December 1996. Mr. Carlyle also serves as a director of Pediatrix Medical Group, Inc., a neonatology and perinatology national group practice, Odyssey Healthcare, Inc., a national hospice services provider, and several small private healthcare companies.

Carlos A. Ferrer has served as a director of Concentra Holding and Concentra Operating since August 1999. He has served as a member of the general partner of Ferrer Freeman and Company, LLC, a private healthcare equity firm, since 1995. Prior to 1995, he was employed by Credit Suisse First Boston Corporation as a Managing Director. He is a director of AMERIGROUP Corporation, a Medicaid HMO company, and several private companies and is Vice Chairman of the Board of Trustees of the Cancer Research Institute.

James T. Kelly has served as a director of Concentra Holding and Concentra Operating since December 2001. From August 1998 to November 2001, he served as Chairman of National Healthcare Resources, Inc., a private network services and care management company that Concentra Holding acquired in November 2001. Previously, he served as Chairman of Lincare Holdings, Inc., a national respiratory therapy services company, from April 1994 through May 2000 and as President and Chief Executive Officer of Lincare Holdings, Inc. from June 1986 through December 1996. Mr. Kelly is a director of American Dental Partners, Inc., a provider of business services to multi-

disciplinary dental groups, Ameripath, Inc., a national provider of cancer diagnostics and related services, and Health Management Systems, Inc., a national healthcare information technology company.

D. Scott Mackesy has served as a director of Concentra Holding and Concentra Operating since August 1999. Mr. Mackesy joined WCAS in early 1998 and has served as a general partner or managing member of the respective sole general partner of WCAS and other associated investment partnerships since 2001. Mr. Mackesy is a director of LabOne, Inc., a clinical laboratory company, United Surgical Partners International, Inc., an ambulatory surgery center company, and several other private companies.

Steven E. Nelson has served as a director of Concentra Holding and Concentra Operating since August 1999. From October 1999 to November 2001, he served as President of HealthNetwork Systems LLC, a private provider of PPO network management services to the payor and PPO industries, until its acquisition in 2001 by Concentra Preferred Systems, Inc., an affiliate of Concentra Operating engaged in bill review services. Mr. Nelson served as President of Concentra Preferred Systems, Inc. from March 1997 to June 2000. Prior to March 1997, he served as President and Chief Executive Officer of Preferred Payment Systems, Inc., a provider of bill review services, from 1990 until its acquisition by Concentra Holding in 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

Neither Concentra Operating nor Concentra Holding has any class of equity securities registered pursuant to Section 12 of the Exchange Act. Consequently, Section 16(a) of the Exchange Act is not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation paid or earned for the fiscal year 2002, 2001, and 2000 to Concentra Holding’s and Concentra Operating’s Chief Executive Officer and the four most highly compensated executive officers of Concentra Holding and Concentra Operating other than the Chief Executive Officer serving in this capacity as of December 31, 2002. These executive officers are referred to as the named executive officers.

	Annual Compensation					Long-term Compensation Awards			All Other Compensation
Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Other Annual Compensation ($)		Restricted Stock Awards ($)		Securities Underlying Options	($) (3)
Daniel J. Thomas President and Chief Executive Officer, Director	2002 2001 2000	495,769 399,231 394,199	125,000 20,000 —	17,864 — 203,355	(4) (4)	1,237,500 — —	(5)	207,000 174,000 369,057	3,650 3,640 3,267

William H. Comte Executive Vice President, Chief Operating Officer	2002 2001 2000	406,219 350,000 14,808	75,000 — —	— — —		— — —		— 75,000 125,000	156 3,201 10	(6) (7)

James M. Greenwood Executive Vice President Corporate Development	2002 2001 2000	294,365 279,616 270,029	75,000 20,000 —	— — —		— — —		— 20,000 216,344	3,615 3,590 3,291

Thomas E. Kiraly Executive Vice President, Chief Financial Officer and Treasurer	2002 2001 2000	319,154 298,846 264,829	100,000 20,000 —	— — —		— — —		— 75,000 37,500	3,619 3,615 197

Richard A. Parr II Executive Vice President General Counsel and Secretary	2002 2001 2000	277,823 262,019 250,035	75,000 20,000 —	— — —		— — —		— 15,000 59,813	3,628 3,618 3,315

(1)	Salaries for the named executives officers, effective January 1, 2003, are $500,000 for Mr. Thomas, $295,000 for Mr. Greenwood, $320,000 for Mr. Kiraly, and $278,500 for Mr. Parr. Mr. Comte resigned from the Company effective June 21, 2002.
(2)	The bonus amounts paid each year were determined based on the performance of the Company, the performance of the individual and related factors for the immediately preceding year.
(3)	Amounts shown represent, to the extent that the named executive officer participated in Concentra Holding’s 401(k) plan, (a) Concentra Holding’s matching provision under its 401(k) plan, if any, and (b) premiums paid by Concentra Holding for group term life insurance that is taxable compensation to the named executive officers.
(4)	Amounts shown were for relocation-related costs and benefits paid to Mr. Thomas totaling $203,355 in 2000 associated with his relocation from Boston, Massachusetts to temporary housing in Dallas, Texas, and $17,864 in 2002 associated with his relocation from temporary to permanent housing in Dallas, Texas.
(5)	Fair market value of securities underlying award for 75,000 shares based on the most recent third-party sale of Concentra Holding’s common stock at $16.50 per share. Neither Concentra Holding nor Concentra Operating has any class of equity securities registered pursuant to Section 12 of the Exchange Act.
(6)	Excludes $10,000 paid to Mr. Comte in 2002 related to cancellation of his participation in the Company’s officer loan program.
(7)	Excludes relocation related costs and benefits totaling $19,130 paid to Mr. Comte in 2001 associated with his relocation from San Diego, California to Dallas, Texas.

Option Grants in 2002

The following tables set forth certain information concerning grants by Concentra Holding of stock options to each of the named executive officers during 2002. In accordance with the rules of the SEC, the potential realizable values under such options are shown based on assumed rates of annual compound stock price appreciation of 5% and 10% over the full option term from the date the option was granted.

Option Grants in Last Fiscal Year

Individual Grants

	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)(2)
					5%	10%
Daniel J. Thomas	207,000	17.61%	16.50	12/16/12	2,147,990	5,443,427
William H. Comte	—	—	—	—	—	—
James M. Greenwood	—	—	—	—	—	—
Thomas E. Kiraly	—	—	—	—	—	—
Richard A. Parr II	—	—	—	—	—	—

(1)	The vesting of the option is cumulative, and no vested portion will expire until the expiration of the option. The option vests over a four-year period, with 25% of the option vesting and becoming exercisable on December 16 in each of 2004, 2005, 2006, and 2007.
(2)	These amounts represent certain assumed rates of appreciation only and are based on an original fair market value of $16.50 per share, which is based on the most recent third-party sale of Concentra Holding common stock. Actual gains, if any, on stock option exercises will depend upon the future market for Concentra Holding common stock and the price at which it can be sold.

Aggregate	Option Exercises in Last Fiscal Year and Fiscal Year-end Option and Restricted Stock Values

The following table provides summary information about option exercises by the named executive officers during 2002 and the value realized by them. The table also provides information about the number and value of options held by the named executive officers at December 31, 2002.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year End (#)		Value of Unexercised In-The-Money Options At Fiscal Year End ($)(1)
			Unexercisable	Exercisable	Unexercisable	Exercisable
Daniel J. Thomas	—	—	585,390	154,667	—	—
William H. Comte	—	—	—	26,667	—	—
James M. Greenwood	—	—	145,677	90,667	—	—
Thomas E. Kiraly	—	—	145,249	56,334	—	—
Richard A. Parr II	—	—	49,746	25,067	—	—

(1)	Fair market value of securities underlying in-the-money options is based on the most recent third-party sale of Concentra Holding’s common stock at $16.50 per share. Neither Concentra Holding nor Concentra Operating has any class of equity securities registered pursuant to Section 12 of the Exchange Act.

Compensation of Directors

Members of the board of directors who are also our officers or employees do not receive compensation for their services as directors. Effective September 2002 for Messrs. Carlyle, Kelly and Nelson, and January 2003 for Messrs. Ferrer, Mackesy and Queally, each non-employee director is to receive $3,500 for each regular or special board of directors meeting and $1,000 for each regular or special standing board of directors committee meeting not held in conjunction with a board of directors meeting. The chairperson of each standing board of directors committee shall receive an additional fee of $500 for each regular or special standing board of directors committee meeting attended as chairperson, whether or not such meeting was held in conjunction with a board of directors meeting.

Effective September 2002, each non-employee director will receive certain awards of non-qualified stock options under Concentra Holding’s 1999 Stock Option and Restricted Stock Purchase Plan (the “1999 Stock Plan”). Each new non-employee director will receive options to purchase 10,000 shares of common stock; such award will be made on the next business day following their first election to the board of directors. Each non-employee director will also receive options to purchase 4,000 shares of common stock; such award will be made on the next business day following each annual meeting of Concentra Holding. Each such non-employee director stock option will have an exercise price equal to 100% of fair market value on the date of award, and will expire on the earlier of 10 years from the date of award or one year after the holder ceases to serve on the board of directors. On September 24, 2002, each non-employee director received 10,000 non-qualified stock options to purchase shares of our common stock at an exercise price of $16.50 per share. All such stock option grants to non-employee directors are immediately exercisable.

Other Compensation Arrangements

Employment Agreements

Each of the named executive officers has entered into an employment agreement with Concentra Holding. The employment agreements were entered into in August 1999 for Messrs. Thomas, Kiraly, Greenwood and Parr, and in August 2002 for Mr. Dunlap. The principal terms of these employment agreements are as follows:

•	each agreement has a term of two years, subject to automatic renewal for additional one-year terms, unless terminated in accordance with the agreement’s terms;
•	each agreement provides for compensation consisting of base salary amounts, bonuses at the discretion of the board of directors of Concentra Holding and participation in any group health plan adopted by us for our employees;

•	each agreement provides for a severance payment in the event of (1) termination by Concentra Holding without cause, or (2) resignation by the employee for good reason; consisting of two years’ base salary for Mr. Thomas, 18 months base salary for Mr. Dunlap and one year’s base salary for Messrs. Greenwood, Kiraly and Parr; and
•	effective January 1, 2003, base salaries under the employment agreements are as follows: $500,000 for Mr. Thomas, $500,000 for Mr. Dunlap, $295,000 for Mr. Greenwood, $320,000 for Mr. Kiraly, and $278,500 for Mr. Parr.

Relocation Loan

In 2001 we loaned Mr. Comte $200,000 to assist him with the purchase of a home in connection with his relocation to Dallas, Texas. The loan does not bear interest, and was secured by any bonus or incentive compensation payable to Mr. Comte by us and any gains he might realize on exercise of Concentra Holding stock options. The loan was due on December 31, 2002. In conjunction with Mr. Comte’s resignation in June 2002, the parties amended the loan to provide that we would cancel the loan over a period of three years contingent upon Mr. Comte performing certain continuing obligations for such three year period.

Life Insurance

Concentra Holding pays the premiums for second-to-die life insurance policies on the lives of Messrs. Thomas, Greenwood, Kiraly and Parr and their respective spouses in the following face amounts: Mr. Thomas, $2,000,000; Mr. Greenwood, $1,000,000; Mr. Kiraly, $1,000,000, and Mr. Parr, $1,000,000. Upon the death of both insureds under each second-to-die policy, Concentra Holding will receive an amount equal to the premiums it paid, with the remaining proceeds going to the second-to-die decedent’s estate.

Compensation Plans

1999 Stock Plan

General

Concentra Holding’s board of directors and stockholders approved our 1999 Stock Plan in August 1999 for the purpose of promoting the interests of Concentra Holding and its subsidiaries and the interests of our stockholders. The 1999 Stock Plan provides an opportunity to selected employees and officers of Concentra Holding and its subsidiaries and to other persons providing services to Concentra Holding and its subsidiaries to purchase Concentra Holding common stock. By encouraging such stock ownership, we seek to attract, retain and motivate such employees and other persons and to encourage such employees and other persons to devote their best efforts to our business and financial success. Under the 1999 Stock Plan, we may grant incentive stock options and non-qualified stock options and restricted stock purchase awards to purchase an aggregate of up to 5,250,000 shares of Concentra Holding common stock. The following summary describes the principal features of the 1999 Stock Plan and is qualified in its entirety by reference to the specific provisions of the 1999 Stock Plan, which is filed as an exhibit to this report.

Description of 1999 Stock Plan

Shares and Options Subject to Plan. The 1999 Stock Plan provides for the grant of options or awards to purchase an aggregate 5,250,000 shares of common stock, either in the form of incentive stock options intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986 (the “Code”) or nonqualified stock options or restricted stock purchase awards. The 1999 Stock Plan includes provisions for adjustment of the number of shares of common stock available for grant of award thereunder and in the number of shares of common stock underlying outstanding options in the event of any stock splits, stock dividends or other relevant changes in the capitalization of Concentra Holding.

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

Administration. Our Compensation Committee, which consists entirely of individuals who constitute “outside directors” for purposes of Section 162 of the Code, administers the 1999 Stock Plan. Our Compensation Committee will designate the individuals to receive the awards, the nature of the awards, the number of shares subject to the awards, and the terms and conditions of each award.

Terms of Options and Awards. Each option or award granted under the 1999 Stock Plan is evidenced by a stock option or restricted stock purchase agreement.

The exercise price of incentive stock options may not be less than 100% of the fair market value of the shares of Concentra Holding common stock, as determined by the board or the Compensation Committee, as the case may be, on the date that the option is granted. The exercise price of non-qualified stock options may not be less than 100% of the fair market value of the shares of Concentra Holding common stock on the date the option is granted. In addition, the aggregate fair market value of the shares of Concentra Holding common stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. In addition, no incentive stock option shall be granted to an optionee who owns more than 10% of the total combined voting power for all classes of stock of Concentra Holding, unless the exercise price is at least 110% of the fair market value of the shares of Concentra Holding common stock and the exercise period does not exceed five years.

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

Other Outstanding Options and Share Awards

In addition to the options and awards granted under the 1999 Stock Plan, Concentra Holding had, as of March 1, 2003, issued or assumed from its predecessors or acquired companies outstanding options to purchase an aggregate of 469,367 shares of common stock pursuant to separate agreements between Concentra Holding and the holders thereof.

The aggregate 4,725,836 options that were outstanding as of March 1, 2003, under the 1999 Stock Plan and all predecessor plans assumed from acquired companies, had a weighted average exercise price of approximately $16.76 per share, and remain subject to various vesting provisions.

Unexercised options and their exercise prices are subject to adjustment if there is a subdivision or consolidation of Concentra Holding’s common stock, the payment of a stock dividend or other increase or decrease in the number of shares of Concentra Holding’s common stock outstanding, and Concentra Holding does not receive compensation therefore. In addition, the number and type of securities underlying an option are subject to adjustment if Concentra Holding is party to a merger or consolidation.

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

Incentive stock options granted pursuant to the 1999 Stock Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Code. If an optionee does not dispose of the shares acquired pursuant to exercise of an incentive stock option within one year after the transfer of such shares to the optionee and within two years from grant of the option such, such optionee will recognize no taxable income as a result of the grant or exercise of such option. However, for alternative minimum tax purposes the optionee will recognize as an item of tax preference the difference between the fair market value of the shares received upon exercise and the exercise price. Any gain or loss that is subsequently recognized upon a sale or exchange of the shares may be treated by the optionee as long-term capital gain or loss, as the case may be. Concentra Holding will not be entitled to a deduction for federal income tax purposes with respect to the issuance of an incentive stock option, the transfer of shares upon exercise of the option or the ultimate disposition of such shares provided the holding period requirements are satisfied.

If shares received upon exercise of an incentive stock option are disposed of prior to satisfaction of the holding period requirements, the optionee generally will recognize taxable ordinary income, in the year in which such disqualifying disposition occurs, in an amount equal to the lesser of (1) the excess of the fair market value of the shares on the date of exercise over the exercise price, and (2) the gain recognized on such disposition. Such amount will ordinarily be deductible by Concentra Holding for federal income tax purposes in the same year, provided that Concentra Holding satisfies certain federal income tax information reporting requirements. In addition, the excess, if any, of the amount realized by the exercise of the incentive stock option will be treated as capital gain, long-term or short-term, depending on whether, after exercise of the option, the shares were held for more than one year.

Non-qualified stock options may be granted under the 1999 Stock Plan. An optionee generally will not recognize any taxable income upon grant of a non-qualified stock option. The optionee will recognize taxable ordinary income at the time of exercise of such option in an amount equal to the excess of the fair market value of the shares on the date of exercise over the exercise price. Such amount will ordinarily be deductible by Concentra Holding in the same year, provided that Concentra Holding satisfies certain federal income tax information reporting requirements. Any gain or loss subsequently recognized by the optionee upon a sale or exchange of the shares will be capital gain or loss, long-term or short-term, depending on whether, after the exercise of the option, the shares were held for more than one year prior to such sale or exchange.

Restricted stock purchase awards may also be granted under the 1999 Stock Plan. A recipient of a restricted stock purchase award generally will not recognize taxable income upon the purchase of shares of such stock, unless he or she makes a timely election under Section 83(b) of the Code. Such a recipient, however, would recognize taxable ordinary income and the holding period for such shares would commence at the time that such shares become vested, in an amount equal to the excess of the fair market value of the shares at the time over the purchase price paid for such shares. If, on the other hand, the recipient makes a timely election under Section 83(b), he or she would recognize taxable ordinary income and the holding period for such shares would commence at the time of purchase, in an amount equal to the excess of the fair market value of the shares at that time, determined without regard to any transfer restrictions imposed on the shares, vesting provisions or any restrictions imposed by the securities laws, over the purchase price paid for such shares. In either case, Concentra Holding should be entitled to a deduction in an amount equal to the ordinary income recognized by the recipient in the same year that the recipient recognized such income, provided that it satisfies certain federal income tax information reporting requirements. Any gain or loss subsequently recognized by the recipient upon a sale or exchange of the shares will be recorded as capital gain or loss, long-term or short-term, depending on whether the shares were held for more than one year prior to such sale or exchange.

401(k) Plan

Concentra Holding has a defined contribution plan that complies with Section 401(k) of the Code. Substantially all employees of Concentra Holding and its subsidiaries, including certain officers and directors of Concentra Operating, are eligible to participate in the 401(k) plan once they have attained age 21 and completed 1,000 hours of service within a consecutive 12-month period of service. Generally, employees may contribute amounts up to a maximum of 25% of their pre-tax eligible compensation. Under the 401(k) plan, Concentra Holding has the option of matching a portion of the participants’ pretax contributions. For 2002 and 2001 we elected to match 25% of participants’ pretax contributions during the plan year, up to a maximum of 4% of each participant’s eligible compensation as defined in the 401(k) plan document, subject to a maximum compensation of $30,000.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of Concentra Holding, since June 2002, has been composed of Messrs. Queally, Carlyle, Ferrer, and Kelly. From January 2002 until June 2002 the Compensation Committee was composed of Messrs. Queally, Carlyle, and Mackesy.

Mr. Carlyle, who served as the non-employee Chairman of Concentra Holding until August 1999, has served as a member of the Compensation Committee since December 1998.

Mr. Queally serves as the non-employee Chairman of Concentra Holding and Concentra Operating. Mr. Queally is a managing member and Mr. Mackesy is a principal of the sole general partner of WCAS. Because of these affiliations, Messrs. Queally and Mackesy may be deemed to have a material interest in the matters described under Item 13, “Certain Relationships and Related Transactions—Equity Investor Agreements.”

Compensation Committee Report on Executive Compensation

The Compensation Committee has overall responsibility for our executive officer compensation program. No member of the Compensation Committee is an employee of our Company or participates in our executive compensation program.

Objectives

We have designed our executive officer compensation program to:

•	Attract, motivate, and retain talented executives;
•	Link the financial interests of our Company’s executives and its shareholders; and
•	Promote the achievement of our Company’s strategic plans.

The Compensation Committee considers objective and subjective factors to achieve its objectives in making compensation decisions for our executive officers. For 2002, the Compensation Committee considered the financial performance of our Company as compared to service industry companies with similar earnings as measured by growth in Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), and to a lesser degree by revenue growth, as well as executive compensation at companies of similar size and profitability engaged in the same or similar businesses, in determining executive compensation. The Compensation Committee also considered certain subjective factors, including the success of each executive officer’s development and execution of our strategic plans, development of management employees, leadership, and potential contribution to our Company.

Executive Compensation Components

The key components of our executive compensation program are: (1) base salary, (2) bonus, and (3) equity participation. The Compensation Committee reviews each component of executive compensation on an annual basis. The “Summary Compensation Table” at the beginning of this item contains information regarding the compensation provided to the named executive officers in 2002.

Base Salary. The Compensation Committee sets base salaries for executive officers at levels it believes to be sufficient to attract, motivate, and retain talented executive officers. Base salary increases are provided to executive officers based on an evaluation of each executive officer’s performance, as well as the performance of our Company as a whole.

Annual Bonus. In furtherance of the Compensation Committee’s objective to link the financial interests of our executive officer’s and its shareholders, a significant proportion of total cash compensation for executive officers is subject to attainment of specific individual and Company performance criteria. This approach creates a direct incentive for executive officers to achieve desired performance goals and places a significant percentage of each executive officer’s compensation at risk. At the beginning of each year, the Compensation Committee establishes a potential bonus amount for each executive officer based on our Company’s achievement of certain individual and Company goals. The Compensation Committee established annual bonus potential for 2002 of up to 50% of the base salary for each executive officer, based upon our Company’s achievement of predetermined EBITDA criteria and certain subjective factors.

Equity Participation. The Compensation Committee believes that equity participation is a key component of our Company’s executive compensation program. Option grants and restricted stock awards are designed to retain executive officers and motivate them to enhance stockholder value by aligning the financial interests of executive officers with those of stockholders. Stock options also provide an effective incentive for management to create shareholder value over the long term, because the full benefit of the compensation package cannot be realized unless an appreciation in the price of our Company’s common stock occurs over a number of years.

Chief Executive Officer Compensation

The Compensation Committee determined the base salary, bonus and equity awards received by Daniel J. Thomas, Chief Executive Officer, for services rendered in 2002 consistent with the executive compensation objectives and components described above. Mr. Thomas received a base salary of $495,769 for 2002. In addition, the Compensation Committee awarded Mr. Thomas equity awards as follows: options to purchase 207,000 shares of Concentra Holding common stock, and an award of 75,000 shares of restricted stock. The options were granted at an exercise price of $16.50 per share and vest over a four-year period, with 25% of the options vesting and becoming exercisable on December 16 in each of 2004, 2005, 2006, and 2007. The restrictions on the shares of restricted stock lapse on December 16, 2007, or, if earlier, upon the achievement of prescribed share price goals for Concentra holding common stock. The Compensation Committee granted these equity awards based on consideration of Mr. Thomas’s potential contribution to our Company, as well as the equity awards outstanding and granted in previous years.

The Compensation Committee determined the total compensation granted to Mr. Thomas based on its judgment that the amounts were appropriate and desirable in light of his actual and potential contribution to our Company. The assessment of actual and potential contribution was based on the Compensation Committee’s subjective evaluation of Mr. Thomas’s abilities, skills, efforts, and leadership, as well as consideration of executive compensation at companies of similar size and profitability engaged in the same or similar businesses.

Tax Considerations

The Compensation Committee does not currently intend to award compensation that would result in a limitation on the deductibility of a portion of such compensation pursuant to Section 162(m) of the Code, as amended; however, the Compensation Committee may in the future decide to authorize compensation in excess of the limits of Section 162(m) in accordance with the objectives of our executive compensation program.

The Compensation Committee

    James T. Kelly, Chairman

    John K. Carlyle

    Carlos A. Ferrer

    Paul B. Queally

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Concentra Operating does not issue any of its equity securities in conjunction with an equity compensation plan. See Item 11, “Executive Compensation” for a discussion of Concentra Holding’s equity compensation plan.

All of the issued and outstanding capital stock of Concentra Operating is owned by Concentra Holding. As of March 1, 2003, Concentra Holding had 35,525,406 shares of common stock outstanding. The table below contains information regarding the beneficial ownership of Concentra Holding’s common stock as of March 1, 2003, by:

•	each stockholder who owns beneficially 5% or more of Concentra Holding’s common stock;
•	each director of Concentra Holding;
•	each named executive officer; and
•	all directors and executive officers as a group.

We have determined beneficial ownership according to the rules of the SEC. Unless otherwise noted in the footnotes to this table, each of the stockholders named in this table has sole voting and investment power with respect to the Concentra Holding common shares shown as beneficially owned, subject to applicable community property laws. The number of shares beneficially owned by a person includes shares of common stock that are subject to stock options or warrants that are either currently exercisable or exercisable within 60 days after March 1, 2003. These shares are also deemed outstanding for the purpose of computing the percentage of outstanding shares owned by the person. These shares are not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, all stockholders set forth below have the same principal business address as the Company.

Name	Number of Shares	Percent (%)
Welsh, Carson, Anderson & Stowe VIII, L.P. (1) 320 Park Avenue, Suite 2500 New York, NY 10022	24,608,653	64.94%
FFC Partners I, L.P. (2) c/o Ferrer Freeman and Company, LLC The Mill 10 Glenville Street Greenwich, CT 06831	2,283,381	6.03
Paul B. Queally (3) c/o Welsh, Carson, Anderson & Stowe 320 Park Avenue, Suite 2500 New York, NY 10022	23,836,949	62.91
Carlos A. Ferrer (4) c/o Ferrer Freeman and Company, LLC The Mill 10 Glenville Street Greenwich, CT 06831	2,283,381	6.03
D. Scott Mackesy (5) c/o Welsh, Carson, Anderson & Stowe 320 Park Avenue, Suite 2500 New York, NY 10022	23,823,386	62.87
John K. Carlyle (6)	58,466	*
James T. Kelly (7)	10,000	*
Daniel J. Thomas (8)	277,850	*
Thomas E. Kiraly (9)	93,973	*
James M. Greenwood (10)	145,130	*
Richard A. Parr II (11)	40,647	*
Steven E. Nelson (12)	82,591	*
All directors and executive officers as a group (10 individuals)	26,853,781	70.87

*	Less than one percent.
(1)	Includes 1,168,307 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 20,000 shares acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by WCAS are owned of record by Welsh, Carson, Anderson & Stowe VI, L.P. (1,792,712), WCAS Healthcare Partners, L.P. (118,410), WCAS Capital Partners III, L.P. (619,356), and WCAS Management Corp. (256). An aggregate of 810,064 shares reflected as owned by WCAS are owned beneficially and of record by certain individuals, including Messrs. Mackesy and Queally, who are members of the limited liability company that serves as its sole general partner, or who are employed by its investment adviser. Except for 38,961 shares held by Mr. Queally and 24,797 shares held by Mr. Mackesy, such individuals disclaim beneficial ownership of such shares.
(2)	Includes 60,560 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 10,000 shares acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by FFC Partners I, L.P. are owned beneficially and of record by FFC Partners II, L.P. (236,003) and FFC Executive Partners L.P. (2,526). Carlos A. Ferrer and David A. Freeman are the only members of the limited liability company that serves as the sole general partner of FFC Partners I, L.P., FFC Partners II, L.P. and FFC Executive Partners, L.P. These individuals may be deemed to share beneficial ownership of the shares owned of record by these entities. Except for 10,000 shares, Mr. Ferrer disclaims beneficial ownership of any such shares.
(3)	Includes 1,143,268 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 10,000 shares acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by Mr. Queally are owned of record by WCAS (21,330,855), Welsh, Carson, Anderson & Stowe VI, L.P. (1,729,712), WCAS Healthcare Partners, L.P. (118,410), WCAS Capital Partners III, L.P. (619,356), and WCAS Management Corp. (256). Except for 10,000 shares, Mr. Queally disclaims beneficial ownership of such shares.
(4)	Includes 60,560 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 10,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. The shares reflected as owned by Mr. Ferrer are owned of record by FFC Executive Partners I, L.P. (2,034,852), FFC Partners II, L.P. (236,003) and FFC Executive Partners II, L.P. (2,526). Except for 10,000 shares, Mr. Ferrer disclaims beneficial ownership of such shares.
(5)	Includes 1,142,734 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 10,000 shares acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by Mr. Mackesy are owned of record by WCAS (21,330,855), Welsh, Carson, Anderson & Stowe VI, L.P. (1,729,712), WCAS Healthcare Partners, L.P. (118,410), WCAS Capital Partners III, L.P. (619,356), and WCAS Management Corp. (256). Except for 10,000 shares, Mr. Mackesy disclaims beneficial ownership of such shares.
(6)	Includes 50,000 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days.
(7)	Includes 10,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(8)	Includes 3,082 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days, and 257,134 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(9)	Includes 585 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days, and 91,667 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(10)	Includes 134,334 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(11)	Includes 1,264 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days, and 34,334 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(12)	Includes 3,082 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days, and 12,500 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This Item 13 describes certain relationships and transactions involving us and certain of our directors, executive officers, and other related parties. We believe that all of our transactions described in this Item 13 of this report are upon fair and reasonable terms no less favorable than could be obtained in comparable arm’s length transactions with unrelated parties.

Equity Investor Agreements

Stockholders Agreement

Concentra Holding, WCAS, investors affiliated with WCAS (the “WCAS Investors”), certain management investors (including the executive officers of Concentra Holding and Concentra Operating), and affiliates of FFC are parties to a stockholders agreement. The stockholders agreement provides:

•	for limitations on the transfer of shares owned by the investors;
•	for tag-along rights for FFC, the management investors, and the WCAS Investors, other than WCAS, to participate in proposed dispositions of Concentra Holding common stock by WCAS;
•	that in the event that WCAS receives a third-party offer to purchase a significant portion of the outstanding Concentra Holding common stock, WCAS may require FFC, the WCAS Investors and the management investors to accept the offer and sell their shares of Concentra Holding to the third party; and
•	for preemptive rights to the investors to participate, on a pro rata basis according to their ownership of Concentra Holding capital stock, in equity offerings of Concentra Holding with certain customary exceptions.

The stockholders agreement does not provide for any agreements among the WCAS Investors, the management investors, and FFC with respect to voting of shares or management of Concentra Holding.

Registration Rights Agreement

At the same time they entered into the stockholders agreement, Concentra Holding, the WCAS Investors, the management investors, and FFC also entered into a registration rights agreement. The registration rights agreement gives investors certain rights to require Concentra Holding to register their shares of Concentra Holding capital stock under the Securities Act and, upon request, to include their shares in any other registration of shares by Concentra Holding.

Class A Common Stock

Certain shares of Concentra Holding common stock held by affiliates of FFC are designated Class A common stock. The Amended and Restated Certificate of Incorporation of Concentra Holding provides that the Class A common stock is identical in all respects to Concentra Holding common stock, except that, so long as any Class A common stock is outstanding, the holders of Class A common stock, voting as a class, have the right to elect one member of the Concentra Holding board of directors. All shares of Class A common stock automatically convert into shares of common stock upon the occurrence of certain events, including the completion of a firm commitment underwritten public offering of the common stock of Concentra Holding resulting in gross proceeds to Concentra Holding of at least $30,000,000.

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

In November 2002, in connection with Concentra Holding’s $25 million equity financing, WCAS, Welsh, Carson, Anderson & Stowe VI, L.P., and WCAS Management Corp., entities affiliated with WCAS, as well as a number of individuals affiliated with WCAS (excluding Messrs. Queally and Mackesy, whose personal acquisitions are discussed below), purchased a total of 1,386,812 shares of Concentra Holding common stock at a price of $16.50 per share for an aggregate purchase price of $22,882,398. Messrs. Queally and Mackesy, who are members of WCAS, may be deemed to control the WCAS entities participating in this purchase.

In November 2002, in connection with Concentra Holding’s $25 million equity financing, the following directors of Concentra Holding and Concentra Operating purchased shares of Concentra Holding common stock as follows: Mr. Queally, 5,773 shares for an aggregate purchase price of $27,505.50; Mr. Mackesy, 852 shares for an aggregate purchase price of $14,058; and Mr. Nelson, 1,305 shares for an aggregate purchase price of $21,532.50.

In December 2002, in connection with the acquisition of Em3 by Concentra Operating, WCAS and WCAS Healthcare Partners, L.P., an entity affiliated with WCAS, as well as a number of individuals affiliated with WCAS (excluding Messrs. Queally and Mackesy, whose personal acquisitions are discussed below), acquired a total of 1,207,529 shares of Concentra Holding common stock in exchange for their Series A Preferred shares of Em3, valued at $16.50 per share, for an aggregate value of $19,924,228. Also in December 2002, in connection with the acquisition of OccMed by Concentra Operating, WCAS and WCAS Healthcare Partners, L.P., an entity affiliated with WCAS, as well as a number of individuals affiliated with WCAS (excluding Messrs. Queally and Mackesy, whose personal acquisitions are discussed below), acquired a total of 537,832 shares of Concentra Holding common stock in exchange for their common shares of OccMed, valued at $16.50 per share, for an aggregate value of $8,874,228. Messrs. Queally and Mackesy, who are members of WCAS, may be deemed to control the WCAS entities participating in these conversions.

In December 2002, in connection with the acquisition of Em3 by Concentra Operating, FFC Partners I, L.P. and FFC Executive Partners I, L.P., entities affiliated with FFC, acquired a total of 121,559 shares of Concentra Holding common stock in exchange for their Series A Preferred shares of Em3, valued at $16.50 per share, for an aggregate value of $2,005,723.50. Also in December 2002, in connection with the acquisition of OccMed by Concentra Operating, FFC Partners I, L.P. and FFC Executive Partners I, L.P., entities affiliated with FFC, acquired a total of 58,748 shares of Concentra Holding common stock in exchange for their common shares of OccMed, valued at $16.50 per share, for an aggregate value of $969,342. Mr. Ferrer, who is a member of FFC, may be deemed to control the FFC entities participating in these conversions.

In December 2002, in connection with the acquisition of Em3 by Concentra Operating, the following directors and executive officers of Concentra Holding and Concentra Operating acquired shares of Concentra Holding common stock valued at $16.50 per share in exchange for their Series A Preferred shares of Em3 Corporation, as follows: Mr. Queally, 1,498 shares for an aggregate value of $24,717; Mr. Mackesy, 768 shares for an aggregate value of $12,672; Mr. Carlyle, 8,466 shares for an aggregate value of $139,689; Mr. Thomas, 8,568 shares for an aggregate value of $141,372; Mr. Greenwood, 10,796 shares for an aggregate value of $178,134; and Mr. Parr, 1,336 shares for an aggregate value of $22,044. Also in December 2002, in connection with the acquisition of OccMed Systems, Inc. by Concentra Operating, the following directors and executive officers of Concentra Holding and Concentra Operating acquired shares of Concentra Holding common stock valued at $16.50 per share in exchange for their common shares of OccMed, as follows: Mr. Queally, 667 shares for an aggregate value of $11,005.50; and Mr. Mackesy, 342 shares for an aggregate value of $5,643.

In January 2002, Mr. Nelson acquired an aggregate of 10,000 shares of Concentra Holding common stock pursuant to exercises of stock options at an average exercise price of $10.17 per share, for an aggregate purchase price of $101,700.

Other Related-Party Transactions

Agreements with the Physician Groups

W. Tom Fogarty, M.D., Senior Vice President and Chief Medical Officer of Concentra Holding and Concentra Operating, is the President, a director and a shareholder of Occupational Health Centers of the Southwest, P.A. (“OHCSW”), and a shareholder, officer, and/or director of several other of the physician groups. We have entered into a 40-year management agreement with each of the physician groups. OHCSW paid approximately $216.1 million in management fees to a subsidiary of Concentra Operating in 2002 under its management agreement with that subsidiary. Dr. Fogarty receives no remuneration from any of the physician groups for serving as an officer or director.

Agreements With and Indebtedness of Certain Directors and Executive Officers

Certain executive officers and directors participated in our Officer Loan Program until October 2002, when they voluntarily terminated their participation in the program in response to the prohibition on corporate loans to directors and executive officers under the Sarbanes-Oxley Act of 2002. Although such individuals’ continued participation in the Officer Loan Program would have been permissible under the Sarbanes-Oxley Act of 2002 by virtue of having commenced prior to its enactment, they voluntarily terminated their participation in furtherance of, and in support of, the purposes underlying Congressional enactment of such Act.

Under this program, the Company loaned the following amounts to each person to enable him to purchase shares of Concentra Holding common stock at a purchase price of $16.50 per share (in each case, representing fair market value on the date of the purchase): the executive officers, including Mr. Thomas, $400,000 and 24,242 shares; Mr. Comte, $200,000 and 12,121 shares; Mr. Kiraly, $300,000 and 18,182 shares; and Mr. Parr $400,000 and 24,242 shares; and one director, Mr. Nelson, $200,000 and 12,121 shares. Each loan bore interest at the Applicable Federal Rate published by the Internal Revenue Service.

Mr. Comte’s participation in this program terminated upon his departure from the Company in June 2002. The shares pledged to secure repayment of Mr. Comte’s loan were canceled in payment of the outstanding principal balance of his loan and the Company paid Mr. Comte $10,000 related to his termination in the program. Upon the voluntary termination of participation in this program by Messrs. Thomas, Kiraly, Parr, and Nelson, the shares pledged to secure repayment of each loan were canceled in payment of, and were sufficient in value to repay, the outstanding principal balance of the loan.

Acquisition of Em3 Corporation

In December 2002, in a transaction valued at $30.7 million (consisting of $30.1 million in Concentra Holding common stock and assumption of $0.6 million in indebtedness to WCAS), we acquired Em3, a provider of information technology and a software-based system for the management of work-related injuries. Prior to the acquisition, we performed certain administrative services for Em3, including leasing employees to Em3 Corporation, providing office space, providing access to certain of our software and systems and related administrative services. During the eleven-month period ending November 30, 2002, Em3 Corporation paid us $2.8 million for the administrative services and reimbursable expenses we provided.

The stockholders of Em3 were primarily the same as Concentra Holding’s principal stockholders. The percentage of total Em3 share ownership by our principal stockholders and by our directors and executive officers prior to the acquisition was as follows: WCAS-affiliated entities and individuals as a group, 66.24%; FFC entities, 6.65%; Mr. Queally, 0.08%; Mr. Mackesy, 0.04%; Mr. Carlyle, 0.46%; Mr. Thomas, 0.47%; Mr. Greenwood, 0.59%; and Mr. Parr, 0.07%. Messrs. Greenwood, Carlyle, Queally, Mackesy and Ferrer served on Em3’s board of directors.

Acquisition of OccMed Systems, Inc.

In December 2002, in a transaction valued at approximately $16.6 million (consisting of $12.8 million in Concentra Holding common stock, assumption of $1.0 million in indebtedness to WCAS, and assumption of $2.8 million in other indebtedness), we acquired the assets of OccMed, a company engaged in developing new, free-standing, primary care occupational healthcare centers. Prior to the acquisition, we were party to a management and administrative services agreement with OccMed and performed management services for the development and construction of OccMed’s occupational healthcare centers, leased employees to OccMed, recruited, hired, and trained employees for its occupational healthcare centers, and provided accounting, billing and collection services for its occupational healthcare centers.

The stockholders of OccMed were primarily the same as Concentra Holding’s principal stockholders and include certain of our directors. The percentage of total OccMed share ownership by our principal stockholders and by our directors prior to the acquisition was as follows: WCAS-affiliated entities and individuals as a group, 69.4%; FFC entities, 7.56%; Mr. Queally, 0.09%; and Mr. Mackesy, 0.04%. Messrs. Queally, Mackesy and Ferrer served on the OccMed board of directors.

Acquisition of National Healthcare Resources, Inc.

In November 2001, in a transaction valued at $141.8 million (consisting of $83.0 million in Concentra Holding common stock, $1.0 million in cash, and assumption of $57.8 million in NHR indebtedness), we acquired NHR, a provider of care management and network services to the workers’ compensation and auto insurance industries on a national level. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Acquisitions.” Mr. Mackesy served on NHR’s board of directors.

Entities and individuals affiliated with WCAS owned approximately 48% of NHR. In the transaction, entities and individuals affiliated with WCAS as a group received 1,740,803 shares of Concentra Holding common stock, representing 5.5% of total outstanding Concentra Holding common stock.

Acquisition of HealthNetwork Systems LLC/Joint Marketing Agreement

In November 2001, in a transaction valued at approximately $30.9 million, we acquired HNS, a provider of network services such as provider bill re-pricing and provider data management for health plans and other payors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Acquisitions.” Mr. Nelson, a director of our Company, was the President and Chief Executive Officer of HNS.

Messrs. Nelson, Queally, and Mackesy, each of whom is a director of our Company, and Mr. Thomas, a director and executive officer of our Company, owned equity interests in HNS. For each, the percentage of total HNS equity ownership and the amount received in the transaction were as follows: Mr. Nelson, 19.84% and $5,389,750 (plus repayment of debt in the amount of $230,447); Mr. Thomas, 1.97% and $603,146; Mr. Queally, 0.55% and $169,419; and Mr. Mackesy, 0.53% and $162,747.

ITEM 14. CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this annual report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act) are effective in timely providing them with material information required to be disclosed by the Company in its filings under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls since the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.  Consolidated Financial Statements

The following consolidated financial statements of the Company are included in Item 8.

2.  Financial Statement Schedule

The financial statement schedule, Supplemental Schedule II—Valuation and Qualifying Accounts, is filed with this report and appears on page S-1.

All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

3.    Exhibits:

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit Number	Description
2.1

Agreement and Plan of Reorganization dated August 29, 1997, by and among CRA Managed Care, Inc., OccuSystems, Inc., and Concentra Inc., formerly known as Concentra Managed Care, Inc. (incorporated by reference as Exhibit 2.1 to Concentra Holding’s Annual Report on Form 10-K for the year ended December 31, 1997).

2.2

Agreement and Plan of Merger dated February 24, 1998, by and among Concentra Holding and Preferred Payment Systems, Inc. (incorporated by reference to Exhibit 2.2 to Concentra Holding’s Annual Report on Form 10-K for the year ended December 31, 1997).

2.3

Agreement and Plan of Merger dated March 2, 1999, by and between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding’s Current Report on Form 8-K filed on March 3, 1999).

2.4

Amended and Restated Agreement and Plan of Merger dated March 24, 1999, by and between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding’s Current Report on Form 8-K filed on July 14, 1999).

2.5

Agreement and Plan of Merger dated as of November 2, 2001, by and among Concentra Holding, NHR Acquisition Company, Inc., and National Healthcare Resources, Inc. (incorporated by reference to Exhibit 2.5 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

*3.1	Articles of Incorporation of Concentra Operating.

*3.2	Amended and Restated By-Laws of Concentra Operating.

3.3

Amended and Restated By-Laws of Concentra Operating, as further amended June 20, 2002 (incorporated by reference to Exhibit 3.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*4.1

Indenture dated as of August 17, 1999, by and between Concentra Operating and United States Trust Company of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating.

4.2

Supplemental Indenture dated as of November 5, 2001, among Concentra Operating, HealthNetwork Systems LLC, Medical Network Systems LLC, and The Bank of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating (incorporated by reference to Exhibit 4.2 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.3

Supplemental Indenture dated as of November 20, 2001, among Concentra Operating, National Healthcare Resources, Inc., and The Bank of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating (incorporated by reference to Exhibit 4.3 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

*4.4	Indenture dated as of August 17, 1999, by and between Concentra Holding and United States Trust Company of New York, as Trustee, relating to the 14% Senior Discount Debentures due 2010.

4.5	Supplemental Indenture dated as of June 25, 2002 (incorporated by reference to Exhibit 4.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*4.6	Warrant Agreement dated as of August 17, 1999, by and among Concentra Holding and the several persons named on Schedule I thereto.

4.7

Amendment No. 1 to Warrant Agreement dated as of November 1, 2001, by and among Concentra Holding and the several warrant holders that are signatories thereto (incorporated by reference to Exhibit 4.6 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.8	Form of 13% Series B Senior Subordinated Notes due 2009 of Concentra Operating (included as an exhibit to Exhibit 4.1).

4.9	Form of 14% Senior Discount Debentures due 2010 of Concentra Holding (included as an exhibit to Exhibit 4.4).

4.10	Form of Warrant to acquire Concentra Holding common stock (included as an exhibit to Exhibit 4.6).

*4.11

Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Operating, the Guarantors set forth on the signature pages thereof, and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and Fleet Securities, Inc., as initial purchasers.

4.12

Warrant Agreement dated as of November 1, 2001, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.11 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.13	Form of Warrant to acquire Concentra Holding common stock (included as an exhibit to Exhibit 4.12).

*4.14	Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Holding and the persons named in Schedules I and II thereto.

4.15

Amendment No. 1 to Registration Rights Agreement dated as of November 1, 2001, by and among Concentra Holding and the persons named in Schedules I and II thereto (incorporated by reference to Exhibit 4.14 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.16

Amendment No. 2 to Registration Rights Agreement dated as of November 5, 2001, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.15 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

**4.17	Amendment No. 3 to Registration Rights Agreement dated as of November 20, 2002, by and among Concentra Holding and the several persons that are signatories thereto.

**4.18	Amendment No. 4 to Registration Rights Agreement dated as of December 1, 2002, by and among Concentra Holding and the several persons that are signatories thereto.

4.19

Bridge Loan Agreement dated as of June 25, 2002 by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

**4.20	Waiver No. 1 to Bridge Loan Agreement dated as of October 23, 2002 by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc.

10.1

Purchase Agreement dated August 17, 1999, by and among Concentra Operating, the Guarantors set forth on the signature pages thereof, and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and Fleet Securities, Inc., as initial purchasers, relating to the issuance and sale of $190,000,000 aggregate principal amount of Concentra Operating’s 13% Senior Subordinated Notes due 2009, Series A.

10.2

Securities Purchase Agreement dated November 1, 2001, by and among Concentra Holding and the several purchasers named on Schedule I thereto, relating to the issuance and sale of 2,266,546 shares of Concentra Holding common stock and warrants to purchase 771,277 shares of Concentra Holding common stock (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.3

Credit Agreement dated as of August 17, 1999, by and among Concentra Holding, Concentra Operating, the Several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as Co-Documentation Agents, and DLJ Capital Funding, Inc., as Syndication Agent (the “Credit Agreement”).

10.4

Amended and Restated Credit Agreement dated as of March 21, 2000, by and among Concentra Holding, Concentra Operating, the Several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as co-Documentation Agents and DLJ Capital Funding, Inc., as Syndication Agent, (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.5

First Amendment and Waiver dated as of October 18, 2001 to the Amended and Restated Credit Agreement, dated as of March 21, 2000, by and among Concentra Holding, Concentra Operating, the Several Lenders from time to time parties to the Credit Agreement, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as co-Documentation Agents and Credit Suisse First Boston, successor to DLJ Capital Funding, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.5 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.6

Second Amendment and Waiver dated as of June 14, 2002 to the Amended and Restated Credit Agreement, dated as of March 21, 2000, among Concentra Holding, Concentra Operating, the several Lenders from time to time parties to the Credit Agreement, JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent, Fleet National Bank, as documentation agent and Credit Suisse First Boston, as syndication agent (incorporated by reference to Exhibit 10.2 to Concentra Operating’s quarterly report on Form 10-Q for the period ended June 30, 2002).

**10.7

Third Amendment dated as of November 20, 2002 to the Amended and Restated Credit Agreement dated as of March 21, 2000 by and among Concentra Holding, Concentra Operating the Lenders from time to time parties to the Credit Agreement, JPMorgan Chase Bank, as Administrative Agent, Fleet National Bank, as Documentation Agent, and Credit Suisse First Boston, as Syndication Agent.

*10.8

Purchase Agreement dated August 17, 1999, by and among Concentra Holding and the several persons named on Schedule I thereto, relating to the issuance and sale of $110,000,000 aggregate face amount of Concentra Holding’s 14% Senior Discount Debentures due 2010 and Warrants to acquire Concentra Holding common stock.

^*10.9	Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan.

^10.10

Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan as Amended Through June 20, 2002 (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

^10.11

Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan as Amended Through September 24, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

^10.12

Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Appendix G to the Joint Proxy Statement/Prospectus forming a part of Concentra Holding’s Registration Statement on Form S-4 filed on July 31, 1997).

^*10.13	Employment Agreement dated as of August 17, 1999, between Concentra Holding and James M. Greenwood.

^*10.14	Employment Agreement dated as of August 17, 1999, between Concentra Holding and Richard A. Parr II.

^*10.15	Employment Agreement dated as of August 17, 1999, between Concentra Holding and Daniel J. Thomas.

^*10.16	Employment Agreement dated as of August 17, 1999, between Concentra Holding and Thomas E. Kiraly.

^10.17

Employment Agreement dated as of December 4, 2000, between Concentra Holding and William H. Comte (incorporated by reference to Exhibit 10.16 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2000).

^10.18

Employment Agreement dated as of August 5, 2002 between Concentra Holding and Frederick C. Dunlap (incorporated by reference to Exhibit 10.4 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.19

Indemnification Agreement dated as of September 17, 1997, between Concentra Holding and Daniel J. Thomas (identical agreements were executed as of September 17, 1997, between Concentra Holding and each of the following: Joseph F. Pesce, Richard A. Parr II, James M. Greenwood, W. Tom Fogarty, Kenneth Loffredo, Mitchell T. Rabkin, George H. Conrades, Robert A. Ortenzio, Lois E. Silverman, Paul B. Queally, John K. Carlyle) (incorporated by reference to Exhibit 10.17 to Concentra Holding’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.20

Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between Concentra Health Services, Inc. (formerly OccuCenters, Inc.) (“CHS”) and Occupational Health Centers of Southwest, P.A., a Texas professional association (incorporated by reference to Exhibit 10.6 to OccuSystems’ Annual Report on Form 10-K for the year ended December 31, 1995).

10.21

Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between CHS and Occupational Health Centers of Southwest, P.A., an Arizona professional association (incorporated by reference to Exhibit 10.7 to OccuSystems’ Annual Report on Form 10-K for the year ended December 31, 1995).

10.22

Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between CHS and Occupational Health Centers of New Jersey, a New Jersey professional association (incorporated by reference to Exhibit 10.8 to OccuSystems’ Registration Statement on Form S-1 filed on March 28, 1996).

10.23

Interim Administrative Services Agreement dated September 28, 2000, by and between CHS and Em3 Corporation, formerly known as DevCorp Systems, Inc. (incorporated by reference to Exhibit 10.20 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.24

Amendment No. 1 to Interim Administrative Services Agreement dated as of July 1, 2001, by and between CHS and Em3 Corporation (incorporated by reference to Exhibit 10.21 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.25

Interim Software License Agreement dated October 1, 2000, by and among CHS, First Notice Systems, Inc. (“FNS”), and Em3 Corporation (incorporated by reference to Exhibit 10.22 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.26

Amendment No. 1 to Interim Software License Agreement dated July 1, 2001, by and among CHS, FNS and Em3 Corporation (incorporated by reference to Exhibit 10.23 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.27

Administrative Services Agreement dated October 1, 2000, by and between CHS and OccMed Systems, Inc., formerly known as Concentra Development Corporation 2000 (incorporated by reference to Exhibit 10.24 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.28	Stockholders Agreement dated as of August 17, 1999, by and among Concentra Holding and the several persons named in Schedules I and II thereto.

10.29

Amendment No. 1 to Stockholders Agreement dated as of November 1, 2001, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.26 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

**10.30	Amendment No. 2 to Stockholders Agreement dated as of November 20, 2002, by and among Concentra Holding and the several persons named in Schedules I and II thereto

**10.31	Amendment No. 3 to Stockholders Agreement dated as of December 1, 2002, by and among Concentra Holding and the several persons named in Schedules I and II thereto

10.32

Stockholders Agreement dated as of November 20, 2001, by and among Concentra Holding, Welsh, Carson, Anderson & Stowe VIII, L.P., certain holders of common stock and warrants to purchase common stock of Concentra Holding, certain stockholders of National Healthcare Resources, Inc., and Ferrer Freeman and Company, LLC, formerly known as Ferrer, Freeman, Thompson & Co., LLC (incorporated by reference to Exhibit 10.27 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.33

Asset Purchase Agreement among Concentra Holding, Concentra Operating and Em3 Corporation dated as of December 1, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on December 13, 2002).

**21.1	Subsidiaries of Concentra Operating.

**99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

**99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

*	Incorporated by reference to the Registrants’ Registration Statement on Form S-4, initially filed on November 12, 1999.
**	Filed herewith.
^	Indicates that Exhibit is a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

Form 8-K filed November 6, 2002 reporting under Item 7 and Item 9 the Company’s press release announcing the Company’s earnings for the quarter and the nine months ended September 30, 2002, its planned prepayment of $25,000,000 in senior indebtedness and its planned acquisitions of Em3 Corporation and OccMed Systems, Inc.

Form 8-K filed November 21, 2002 reporting under Item 7 and Item 9 the Company’s press release announcing (1) the completion of the sale by Concentra Inc., parent company of Concentra Operating Corporation, of $25,000,000 in common stock, (2) the contribution of the proceeds of that equity sale to Concentra Operating Corporation and Concentra Operating Corporation’s planned prepayment of $25,000,000 of senior term indebtedness, (3) approval from Concentra Operating Corporation’s senior lenders for its requested changes to future leverage and interest coverage ratio requirements, (4) the Company’s planned December 1, 2002 acquisitions of Em3 Corporation and OccMed Systems, Inc., and (5) a description of the amended leverage ratio and interest coverage ratio covenants under Concentra Operating Corporation’s $475 million Senior Credit Agreement.

Form 8-K filed December 13, 2002 reporting under Item 2 and Item 7 the Company’s press release announcing the Company’s acquisition of Em3 Corporation and of OccMed Systems, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCENTRA OPERATING CORPORATION

Date: March 27, 2003	By:	/s/ THOMAS E. KIRALY
Thomas E. Kiraly Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

*

Name	Title	Date

/s/ DANIEL J. THOMAS Daniel J. Thomas	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003

/s/ THOMAS E. KIRALY Thomas E. Kiraly	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ PAUL B. QUEALLY Paul B. Queally	Chairman and Director	March 27, 2003

/s/ JOHN K. CARLYLE John K. Carlyle	Director	March 27, 2003

/s/ CARLOS A. FERRER Carlos Ferrer	Director	March 27, 2003

/s/ JAMES T. KELLY James T. Kelly	Director	March 27, 2003

/s/ D. SCOTT MACKESY D. Scott Mackesy	Director	March 27, 2003

/s/ STEVEN E. NELSON Steven E. Nelson	Director	March 27, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel J. Thomas, certify that:

1.	I have reviewed this annual report on Form 10-K of Concentra Operating Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ DANIEL J. THOMAS
Daniel J. Thomas Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas E. Kiraly, certify that:

1.	I have reviewed this annual report on Form 10-K of Concentra Operating Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ THOMAS E. KIRALY
Thomas E. Kiraly Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and Stockholder

of Concentra Operating Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Concentra Operating Corporation and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2(g) to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and ceased amortization of certain intangible assets.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Dallas, Texas

February 11, 2003

CONCENTRA OPERATING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$19,002	$8,950
Accounts receivable, net	167,561	181,757
Prepaid expenses and other current assets	15,806	19,366
Deferred income taxes	23,601	17,311

Total current assets	225,970	227,384
Property and equipment, net	134,981	142,244
Goodwill and other intangible assets, net	486,231	475,671
Other assets	41,456	34,725

Total assets	$888,638	$880,024

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$—	$6,000
Current portion of long-term debt	3,825	4,211
Accounts payable	9,168	18,626
Accrued expenses	50,968	64,635
Accrued compensation	48,377	47,597

Total current liabilities	112,338	141,069

Long-term debt, net	476,001	552,270
Deferred income taxes	49,506	30,516
Other liabilities	40,550	43,581
Fair value of hedging arrangements	33,472	25,883

Total liabilities	711,867	793,319

Commitments and contingencies (See Note 8)

Stockholder’s equity:
Common stock, par value $.01 per share:
Authorized shares—10,000 Issued and outstanding shares—1,054 and 1,000, respectively	—	—
Paid-in capital	311,077	188,678
Retained deficit	(134,306)	(101,973)

Total stockholder’s equity	176,771	86,705

Total liabilities and stockholder’s equity	$888,638	$880,024

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Revenue:
Health Services	$471,968	$443,321	$409,738
Network Services	230,299	185,267	162,596
Care Management Services	296,783	228,315	189,905

Total revenue	999,050	856,903	762,239

Cost of services:
Health Services	406,164	375,565	335,939
Network Services	138,218	110,187	100,741
Care Management Services	267,054	200,166	170,899

Total cost of services	811,436	685,918	607,579

Total gross profit	187,614	170,985	154,660

General and administrative expenses	106,222	81,631	66,491
Amortization of intangibles	3,776	15,746	14,628
Unusual charges (gains)	(1,200)	546	—
Charges for acquisition of affiliate	—	5,519	—

Operating income	78,816	67,543	73,541

Interest expense, net	63,582	66,398	67,984
Loss on change in fair value of hedging arrangements	7,589	13,602	9,586
Loss on early retirement of debt	7,894	—	—
Loss of acquired affiliate, net of tax	—	5,833	262
Other, net	(1,275)	(3,640)	(1,931)

Income (loss) before income taxes and cumulative effect of accounting change	1,026	(14,650)	(2,360)
Provision for income taxes	4,579	3,757	4,362

Loss before cumulative effect of accounting change	(3,553)	(18,407)	(6,722)
Cumulative effect of accounting change, net of tax	—	—	2,817

Net loss	$(3,553)	$(18,407)	$(9,539)

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Operating Activities:
Net loss	$(3,553)	$(18,407)	$(9,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	42,957	32,517	25,889
Amortization of intangibles	3,776	15,746	14,628
Loss on change in fair value of hedging arrangements	7,589	13,602	9,586
Write-off of fixed assets	135	107	238
Charges for acquisition of affiliate	—	5,519	—
Unusual charges (gains)	(1,200)	546	—
Cumulative effect of accounting change	—	—	2,817
Gain on sale of assets	—	—	(100)
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	13,118	1,786	(6,309)
Prepaid expenses and other assets	(3,177)	1,208	(1,949)
Accounts payable and accrued expenses	(5,614)	24,543	764

Net cash provided by operating activities	54,031	77,167	36,025

Investing Activities:
Purchases of property, equipment and other assets	(35,074)	(45,837)	(32,044)
Acquisitions, net of cash acquired	(1,726)	(107,174)	(9,737)
Proceeds from the licensing of internally-developed software	515	1,103	1,625
Proceeds from sale of property and equipment and other	—	—	400

Net cash used in investing activities	(36,285)	(151,908)	(39,756)

Financing Activities:
Proceeds from issuance of common stock to parent	52,955	—	—
Contribution from issuance of common stock by parent	25,370	49,746	—
Proceeds from the issuance of short-term and long-term debt	3,960	—	764
Payment of deferred financing costs	(3,321)	—	(1,681)
Borrowings (payments) under revolving credit facilities, net	(6,000)	6,000	(4,000)
Repayments of short-term and long-term debt	(80,615)	(5,137)	(3,141)
Contribution from primary stockholder	—	12,865	7,654
Contribution from minority interest	—	5,135	4,846
Other	(43)	—	—

Net cash provided by (used in) financing activities	(7,694)	68,609	4,442

Net Increase (Decrease) in Cash and Cash Equivalents	10,052	(6,132)	711
Cash and Cash Equivalents, beginning of year	8,950	15,082	14,371

Cash and Cash Equivalents, end of year	$19,002	$8,950	$15,082

Supplemental Disclosure of Cash Flow Information:
Interest paid	$63,382	$62,332	$69,732
Income taxes paid (received), net	$(861)	$(1,623)	$(6,050)
Liabilities and debt assumed in acquisitions	$258	$50,275	$7,191
Net asset contribution from parent	$42,964	$74,564	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except share amounts)

	$ 0.01 Par Value Common Stock
	Number of Shares	Value	Paid-in Capital	Retained Deficit	Stockholder’s Equity
Balance, December 31, 1999	1,000	$—	$29,878	$(43,075)	$(13,197)
Amortization of deferred compensation	—	—	—	802	802
Restricted stock retirement	—	—	(508)	—	(508)
Tax benefits from parent (see Note 7)	—	—	9,459	—	9,459
Equity contribution from primary stockholder	—	—	7,654	—	7,654
Net loss	—	—	—	(9,539)	(9,539)

Balance, December 31, 2000	1,000	—	46,483	(51,812)	(5,329)

Amortization of deferred compensation	—	—	—	398	398
Restricted stock retirement	—	—	(495)	—	(495)
Tax benefits from parent (see Note 7)	—	—	5,515	—	5,515
Contribution from issuance of common stock by parent	—	—	124,310	—	124,310
Equity contribution from primary stockholder	—	—	12,865	—	12,865
Deemed dividend from acquisition of affiliate (see Note 4)	—	—	—	(32,152)	(32,152)
Net loss	—	—	—	(18,407)	(18,407)

Balance, December 31, 2001	1,000	—	188,678	(101,973)	86,705

Amortization of deferred compensation	—	—	—	69	69
Tax benefits from parent (see Note 7)	—	—	211	—	211
Contribution from issuance of common stock by parent	—	—	68,334	—	68,334
Shares issued to parent	54	—	52,955	—	52,955
Modification of stock options and other	—	—	899	—	899
Deemed dividend from acquisition of affiliate (see Note 4)	—	—	—	(28,849)	(28,849)
Net loss	—	—	—	(3,553)	(3,553)

Balance, December 31, 2002	1,054	$—	$311,077	$(134,306)	$176,771

The accompanying notes are an integral part of these consolidated financial statements

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Concentra Operating Corporation (the “Company” or “Concentra Operating”) is a leading comprehensive outsource solution for containing healthcare and disability costs. Serving the occupational, auto and group healthcare markets, Concentra Operating provides employers, insurers and payors with a series of integrated services which include employment-related injury and occupational health care, in-network and out-of-network medical claims review and re-pricing, access to specialized preferred provider organizations, first notice of loss or injury services, case management and other cost containment services. The Company provides these services through its health services (“Health Services”), network services (“Network Services”) and care management services (“Care Management Services”) segments. (See “Note 11, Segment Information”). Earnings per share has not been reported for the periods presented, as Concentra Operating is a wholly-owned subsidiary of Concentra Inc. (“Concentra Holding”) and has no publicly held shares.

The Company was formed in August 1997 by the merger of CRA Managed Care, Inc. and Occusystems, Inc. The name of the Company after the merger was Concentra Managed Care, Inc., which was subsequently changed to Concentra Inc. In August 1999, Concentra Holding was recapitalized in a transaction (the “1999 Recapitalization”) led by Welsh, Carson, Anderson & Stowe (“WCAS”). Prior to this date, Concentra Holding was a publicly-traded company. Immediately following the 1999 Recapitalization, Concentra Holding’s common stock was held by the following: WCAS—86%; funds managed by Ferrer Freeman and Company, LLC (“FFC”)—7%; and other investors - 7%. In order to finance this acquisition and to effect the repurchase of all of Concentra Holding’s then outstanding publicly-held shares, WCAS, FFC and other investors contributed approximately $423.7 million in equity financing and raised $110.0 million of 14% senior discount debentures, $190.0 million of senior subordinated notes, and $375.0 million of senior term debt. Concurrent with the 1999 Recapitalization, Concentra Holding retired the assumed $327.7 million of convertible subordinated notes and contributed all of its operating assets, liabilities, and shares in its subsidiaries, with the exception of the 14% senior discount debentures, to Concentra Operating in exchange for all of Concentra Operating’s common stock. Concentra Holding’s debt is not guaranteed by Concentra Operating. The 1999 Recapitalization was valued at approximately $1.1 billion and was accounted for as a recapitalization transaction, with no changes to the historical cost basis of Concentra Holding or Concentra Operating assets or liabilities.

2.	Summary of Significant Accounting Policies

(a) Consolidation

The consolidated financial statements include the accounts of all subsidiaries and joint ventures in which a controlling interest is held. Investments in certain joint ventures where the Company owns a 50% or less interest are accounted for on an equity basis and, accordingly, consolidated income includes the Company’s share of their income. For joint ventures where the Company owns a more than 50% interest, minority interests of $17.6 million and $20.8 million were included in other liabilities at December 31, 2002 and 2001, respectively. All significant intercompany accounts and transactions are eliminated in consolidation.

Physician and physical therapy services are provided at the Health Services centers under management agreements with affiliated physician groups (the “Physician Groups”), which are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers’ patients. The management agreements have original terms of 40-years and provide for the wide array of services that Health Services offers to the physician groups, such as: providing nurses and other medical support personnel, practice and facilities management, billing and collection, accounting, tax and financial management, human resource management, risk management, and marketing and information-based services. Health Services has a nominee shareholder relationship with the Physician Groups as defined in Emerging Issues Task Force Issue No. 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements, and as a result, the financial statements of the Physician Groups are consolidated. The Company’s management fees from the Physician Groups are calculated as a percentage of collected revenue net of compensation, benefits and other expenses incurred by the Physician Groups.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value due to the short maturity of those instruments.

(c) Revenue Recognition

The Company generally recognizes revenue when it has persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The Company reduces revenue for estimated contractual allowances. In addition to the aforementioned general policy, the following are the specific revenue recognition policies of each segment of our operations.

Health Services

Health Services consists of two primary components: (i) workers’ compensation injury care and related services; and (ii) non-injury healthcare services related to employer needs or statutory requirements. Revenue for both of these services is recognized as the services are performed. The provider reimbursement methods for workers’ compensation injury care and related services vary on a state-by-state basis. Currently, 40 states have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are determined by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In the states without fee schedules, healthcare providers are reimbursed based on usual, customary and reasonable fees charged in the particular state in which the services are provided. Billings for services in states with fee schedules are included in revenue net of allowance for estimated differences between list prices and allowable fee schedule rates. Adjustments to the allowance based on final payment from the states are recorded upon settlement. The Company records the net revenue amount as accounts receivable.

Network Services

A portion of Network Services’ revenue is derived from fee schedule auditing prior to the related invoices being paid by the Company’s clients. The Company’s fees are normally based on the number and amount of charges reviewed and a percentage of savings achieved the Company’s our clients, who are then obligated to pay for these services. During the fee schedule audit process (i.e., medical bill review), each bill reviewed and audited is returned to the customer accompanied by an Explanation of Benefit (“EOB”). The EOB details the total savings with respect to the bill being reviewed as well as the amount owed to the Company as a percentage of savings identified and the line charge associated with the bill being reviewed. Because the majority of insurance claims are reviewed by Network Services prior to the customer’s review and payment of these claims and because some claims may have certain, pre-existing discount arrangements or disqualifying situations, the Company’s customers will request a refund or chargeback for these amounts previously invoiced to them when these situations occur. Accordingly, the Company records contractual allowances to reduce the revenue recorded for these services based upon an estimate of these discounts and chargebacks. The Company utilizes several methods to estimate unpresented discounts and chargebacks, including a review of our actual experience with contractual discounts and other factors.

Another portion of Network Services revenue relates to retrospective, or “post-payment” bill review services. In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. SAB 101 provides additional guidance in applying generally accepted accounting principles for revenue recognition in financial statements. SAB 101 implementation guidance issued by the SEC in the fourth quarter of 2000 required the Company to recognize revenue from its post-payment bill review services effectively on a cash basis. Prior to adoption of this standard, the Company recognized this revenue as savings were identified for its clients. The cumulative charge recognized in 2000 from this change in accounting principle was $2.8 million, net of tax effect of $2.3 million.

Care Management Services

Revenue for the Company’s case management and independent medical examinations businesses is recognized as the services are performed.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d) Contractual and Bad Debt Allowances

Management estimates potential contractual and bad debt allowances relative to current period service revenue. Management analyzes historical collection adjustment experience when evaluating the adequacy of the contractual and bad debt allowances. Management must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty in management’s analysis is whether the Company’s past experience will be indicative of future periods. Although management considers future projections when estimating contractual and bad debt allowances, they ultimately make their decisions based on the best information available to them at that time. The Company’s total bad debt provision charged to expense during the years ended December 31, 2002, 2001 and 2000, was $15.9 million, $12.7 million and $10.1 million, respectively. The Company’s total contractual provision offset against revenue during the years ended December 31, 2002, 2001 and 2000, was $53.7 million, $35.9 million and $41.9 million, respectively.

Accounts receivable, net of related allowances, was comprised of the following at December 31 (in thousands):

	2002	2001
Accounts receivable	$209,734	$211,465
Bad debt allowances	(13,261)	(9,333)
Contractual allowances	(28,912)	(20,375)

Total allowances	(42,173)	(29,708)

Accounts receivable, net	$167,561	$181,757

(e) Inventories

Inventories primarily consist of medical supplies and related products held for resale and are valued at the lower of cost (first-in, first-out method) or market. Inventories are included in prepaid expenses and other current assets on the consolidated balance sheet.

(f) Property and Equipment

Property and equipment are recorded at cost or fair market value at the date of acquisition. Major expenditures for property, plant and equipment and those that substantially increase useful lives are capitalized. Direct internal and external costs of developing software for internal use, including programming and enhancements, are capitalized and amortized over the estimated useful lives once the software is placed in service. Software training costs, maintenance and repairs are expensed as incurred. When assets are sold or otherwise disposed of, costs and related accumulated depreciation are removed from the financial statements and any resulting gains or losses are included in operating income. Property and equipment were comprised of the following, as of December 31 (in thousands):

	2002	2001
Land	$2,612	$2,775
Buildings and improvements	6,266	6,746
Leasehold improvements	65,198	57,974
Furniture and equipment	63,434	60,600
Computer hardware	78,372	72,468
Computer software	82,531	64,362

	298,413	264,925
Accumulated depreciation and amortization	(163,432)	(122,681)

	$134,981	$142,244

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides for depreciation on property and equipment using straight-line and accelerated methods by charges to operations in amounts that allocate the cost of depreciable assets over their estimated lives as follows:

Asset Classification	Estimated Useful Life
Buildings and improvements	30–40 years
Leasehold improvements	The shorter of the life of lease or asset life
Furniture and equipment	7 years
Computer hardware	3–7 years
Computer software	3–5 years

(g) Goodwill and Other Intangible Assets

The Company assesses the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of use of the acquired assets or the strategy for the overall business;
•	significant negative industry or economic trends;
•	significant decline in the Company’s public bond price for a sustained period; and
•	significant decline in the Company’s estimated market capitalization relative to net book value.

Under generally accepted accounting principles, the Company is required to write down intangible assets if such assets are determined to be impaired. Under current accounting standards, an impairment of an intangible asset is considered to have occurred when the estimated undiscounted future cash flows related to the assets are less than the carrying value of the asset. Estimates of future cash flows involve consideration of numerous factors, depending upon the specific asset being assessed. Relevant factors in this assessment include estimates of future market growth rates, product acceptance and lifecycles, selling prices and volumes, responses by competitors, service delivery costs and assumptions as to other operating expenses. When the Company determines that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. Net identifiable intangible assets and goodwill amounted to $486.2 million as of December 31, 2002. The value of these projected discounted cash flows could be subject to change based on differences in the assumptions noted above.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 141, Business Combinations (“SFAS 141”) and SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all business combinations subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. The Company adopted SFAS 141 and SFAS 142 effective January 1, 2002; however, certain provisions of these new standards also apply to any acquisitions concluded subsequent to June 30, 2001. Accordingly, the Company accounted for acquisitions subsequent to that date under provisions of these new standards. Under SFAS 142, goodwill and indefinite life intangible assets, such as the Company’s trademarks, are no longer amortized, but are subject to annual impairment tests. Impairment testing may be more frequent if there are interim “triggering” events, such as adverse revenue trends or adverse economic conditions. Other intangible assets with finite lives, such as customer lists and non-compete agreements, will continue to be amortized over their useful lives. In addition, assembled workforce is no longer defined as an acquired intangible asset under SFAS 141. Accordingly, the Company reclassified assembled workforce to goodwill in the first quarter of 2002 and, effective January 1, 2002, ceased amortizing goodwill and assembled workforce.

Under SFAS 142, the Company was required to test all existing goodwill and indefinite life intangibles for impairment as of January 1, 2002, on a reporting unit basis. A reporting unit is the operating segment unless, at

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

businesses one level below that operating segment (the component level), discrete financial information is prepared and regularly reviewed by management, and the businesses are not otherwise aggregated due to having certain common characteristics, in which case such component is the reporting unit. A fair value approach is used to test goodwill and indefinite life intangibles for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill and indefinite life intangibles exceeds its fair value. Fair values were established using projected cash flows. When available and as appropriate, comparative market multiples were used to corroborate projected cash flow results.

The Company completed the transitional implementation tests on a reporting unit basis under SFAS 142 for intangible assets with indefinite lives and goodwill and determined that no impairment existed at January 1, 2002. Additionally, SFAS 142 requires an annual goodwill impairment test be performed. The Company completed its 2002 annual impairment test of goodwill and determined that no impairment existed at July 1, 2002. The Company recorded no goodwill impairment charges during 2002, 2001 or 2000. The Company’s future earnings may periodically be affected in a materially adverse manner should particular segments of its goodwill balances become impaired pursuant to the valuation methodology.

A reconciliation of the previously reported net income for the years ended December 31, 2001 and 2000 to the amounts adjusted for the reduction of amortization expense, is as follows (in thousands):

	Years Ended December 31,
	2001	2000
Net income (loss):
As reported	$(18,407)	$(9,539)
Add: amortization expense adjustment	14,906	14,334

As adjusted	$(3,501)	$4,795

The net carrying value of goodwill and other intangible assets is comprised of the following, as of December 31 (in thousands):

	2002	2001
Amortized intangible assets, gross:
Customer contracts	$6,190	$5,886
Covenants not to compete	4,305	4,728
Customer lists	3,420	3,470
Servicing contracts	3,293	3,293
Licensing and royalty agreements	285	285

	17,493	17,662
Accumulated amortization of amortized intangible assets:
Customer contracts	(1,770)	(252)
Covenants not to compete	(1,411)	(222)
Customer lists	(2,430)	(1,923)
Servicing contracts	(384)	(55)
Licensing and royalty agreements	(123)	(17)

	(6,118)	(2,469)

Amortized intangible assets, net	11,375	15,193

Non-amortized intangible assets:
Goodwill	474,702	460,032
Assembled workforce	—	292
Trademarks	154	154

	$486,231	$475,671

The change in the net carrying amount of goodwill during the year ended December 31, 2002 is due to the reclassification of assembled workforce to goodwill of $0.3 million and $14.4 million of goodwill for acquisitions. The decrease in the net carrying amount of amortized intangible assets is primarily due to amortization.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net carrying value of goodwill by operating segment is as follows, as of December 31 (in thousands):

	2002	2001
Health Services	$243,726	$226,376
Network Services	184,902	187,011
Care Management Services	46,074	46,645

	$474,702	$460,032

Amortization expense for intangible assets with finite lives was $3.8 million, $0.8 million and $0.3 million, respectively, for the years ended December 31, 2002, 2001 and 2000. Estimated amortization expense on intangible assets with finite lives for the five succeeding fiscal years is as follows (in thousands):

Years Ended December 31,
2003	$3,900
2004	3,305
2005	2,031
2006	483
2007	393

The value of goodwill and other intangible assets acquired was recorded at fair value. Through December 31, 2001, goodwill for acquisitions concluded through June 30, 2001 was amortized on a straight-line basis in accordance with Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations over a period not to exceed 25 years. In accordance with SFAS 142, goodwill was not amortized for acquisitions concluded subsequent to June 30, 2001. Other intangibles were amortized on a straight-line basis over their estimated lives as follows:

Asset Classification	Estimated Useful Life
Customer contracts	2.5-4.0 years
Covenants not to compete	3.0-5.0 years
Servicing contracts	10.0 years
Customer lists	7.0 years
Assembled workforce	5.0 years
Licensing and royalty agreements	2.7 years
Trademarks	Indeterminate life

(h) Deferred Finance Costs

The Company capitalizes deferred finance costs and amortizes them on a straight-line basis over the life of the indebtedness. In conjunction with the issuance of certain 1999 Recapitalization indebtedness, the Company incurred $18.1 million in deferred finance costs, consisting primarily of underwriting fees. As part of the amendment of its credit facility in March 2000, the Company was required to pay a fee of $1.7 million to its lenders. Additionally, the Company paid $0.5 million in November 2001 for revisions of its credit facility covenants due to the acquisition of National Healthcare Resources, Inc. (“NHR”). The Company also paid $1.1 million and $2.2 million in June 2002 and November 2002, respectively, for credit facility amendments. In June 2002, the Company expensed $1.2 million of deferred financing fees, net of accumulated amortization, related to the early redemption of the Company’s 13% Senior Subordinated Notes. The Company expensed additional deferred financing fees of $0.4 million, net of accumulated amortization, in November 2002 related to prepayments on its credit facility. Deferred finance costs, net of accumulated amortization, of $12.7 million and $13.7 million were included in other assets at December 31, 2002 and 2001, respectively.

(i) Valuation of Hedging Arrangements

The Company has entered into certain arrangements that hedge a portion of its exposure to variable interest rates under the current debt agreements. As required by accounting standards, the Company:

•	recognizes the fair value of hedging arrangements as assets or liabilities in the financial statements, and

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	recognizes changes in the fair value of these derivatives in the statements of operations.

Third parties, including major banking institutions, provide the Company with estimates of fair values of the Company’s hedging arrangements, which reflect several factors, including relevant future market conditions, current bid-offer spreads and other market conditions. Valuations based on other models or different assumptions, including yield curve shifts, may result in significantly different valuation estimates and could cause significant non-cash charges to earnings relating to the change in the fair value of the interest rate hedges that the Company utilizes. The fair value of these hedges at December 31, 2002 and 2001 was a liability $33.5 million and $25.9 million, respectively.

(j) Valuation of Acquired Assets and Liabilities

Concentra Operating has grown through several strategic acquisitions over the last few years. In many cases, the Company utilizes in-house expertise to prepare internal purchase price allocations and determine the lives of the acquired assets. However, the Company may also utilize independent appraisers to assist in these efforts for larger or more complex acquisitions. The Company utilizes several valuation techniques in order to facilitate the estimates of these fair values, including: discounted cash flow analysis, replacement cost analysis and market comparables. These methods require significant assumptions regarding market conditions, operational integration issues, and the utilization of the underlying assets, which could change in the future and result in a significant impact on our earnings. Additionally, the Company is required to make estimates of restructuring liabilities incurred in connection with these assets. These estimates involve assumptions relating to the timing and cost of personnel reductions, facility lease charges and other related exit costs. Because of the inherent nature of these assumptions and techniques, it is reasonably possible that the Company could experience changes in estimated values, which could be material to earnings.

During 2001 and 2002, the Health Services segment acquired a total of 18 occupational healthcare centers, in addition to the 12 centers obtained in the acquisition of substantially all of the assets and liabilities of OccMed Systems, Inc. (“OccMed”) on December 2, 2002 in a transaction valued at $16.6 million. Also on December 2, 2002, the Health Services segment acquired substantially all of the assets and liabilities of Em3 Corporation (“Em3”) in a transaction valued at $30.7 million. On November 12, 2001, the Network Services segment acquired the capital stock of HealthNetwork Systems LLC (“HNS”) in a transaction valued at $30.9 million. On November 20, 2001, the Company acquired all of the capital stock of NHR, in a transaction valued at $141.8 million. The individual assets and liabilities of each acquired company were recorded at fair value, reflecting amounts for (i) tangible assets and liabilities and (ii) intangible assets.

(k) Investments in Joint Ventures

Effective December 31, 2001, the Company paid $0.5 million to acquire a controlling interest in the two joint ventures that had historically been accounted for under the equity method. Accordingly, beginning January 1, 2002, the results for these joint ventures are consolidated with those of the Company. For the years ended December 31, 2001 and 2000, revenue for these entities was $7.4 million and $7.2 million, gross profit was $1.2 million and $1.5 million, and net income was $0.2 million and $0.4 million, respectively.

(l) Self-Insurance

The Company is self-insured for a portion of the current and prior years’ losses related to workers’ compensation, professional liability, general liability, automobile and certain employee health benefits. The Company’s self-insurance retention liability on a per claim basis ranges from $500 to $500,000. Liabilities in excess of these amounts are the responsibility of the insurer. The Company is self-insured for a portion of healthcare claims for eligible participating employees, subject to certain deductibles and limitations. The Company’s policy is to accrue reserve amounts for all reported claims and an estimate of reserves for claims incurred but not yet reported.

(m) Professional Liability Insurance Claims

Allowances for professional liability risks were $5.6 million at December 31, 2002. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense allowances represent the estimated ultimate net cost of all reported and unreported losses incurred. The allowances

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for unpaid losses and loss expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. The changes to the estimated allowances are included in current operating results. Due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed management’s estimates.

(n) Foreign Currency Translation

All assets and liabilities of the Company’s Canadian offices are translated at the year-end exchange rate, while revenue and expenses are translated at the average exchange rate in effect at the time of the transaction. Cumulative translation adjustments were immaterial for the years ended December 31, 2002, 2001 and 2000.

(o) Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets are recognized for deductible temporary differences, net operating loss carryforwards and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred income tax asset cannot be recognized under the preceding criteria, a valuation allowance has been established. We evaluate the recoverability of the deferred income tax assets and associated valuation allowance on a regular basis. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We evaluate a variety of factors on a regular basis to determine the amount of deferred income tax assets to recognize in the financial statements, including our recent earnings history, projected future taxable income, the number of years our net operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and available tax planning strategies.

(p) Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates. Changes in estimates are recorded during the period of change.

(q) Reclassifications

Certain reclassifications have been made in the 2001 and 2000 financial statements to conform to classifications used in 2002. The Company’s bad debt expense for 2001 and 2000 of $12.7 million and $10.1 million, respectively, have been reclassified from revenue to cost of services to conform to the classifications used in 2002. This reclassification resulted from a change in 2002 in the Company’s process and methodology for estimating bad debt and contractual allowances. Following an extensive review of the Company’s accounts receivable history and collection experience that used new data provided by recently implemented information systems, the Company determined that additional contractual and bad debt allowances of $7.1 million were required as of March 31, 2002. This reserve increase related primarily to the Company’s Health Services segment, offset by reserve reductions in other segments. Total contractual and bad debt allowances on the Company’s accounts receivable were $42.2 million and $29.7 million at December 31, 2002 and 2001, respectively.

The consolidated balance sheet at December 31, 2001 and the consolidated statements of operations and cash flows for the years ended December 31, 2001 and 2000, have been adjusted to include recognition of a minority interest by the Company in the net loss of NHR. Effective November 1, 2001, the Company acquired all of the outstanding shares of capital stock of NHR. Because the Company’s controlling stockholder, WCAS, owned approximately 48% of the common voting equity in NHR, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the historical costs of NHR’s assets and liabilities were utilized to the extent of WCAS’ proportionate ownership interest in NHR and the remainder of the acquisition was accounted for

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the purchase method of accounting, whereby assets and liabilities are “stepped-up” to fair value with the remainder allocated to goodwill. The Company recognized NHR’s historical net income and loss as a non-operating item in proportion to WCAS’ investment in NHR utilizing the equity method of accounting from August 17, 1999 through October 31, 2001.

Additionally, the consolidated balance sheet at December 31, 2001 and the consolidated statements of operations and cash flows for the years ended December 31, 2001 and 2000, have been adjusted to include the historical results of Em3 and OccMed. Effective December 1, 2002, the Company acquired substantially all of the assets and liabilities of Em3 and OccMed. Because the Company’s controlling stockholder, WCAS, also controlled these two acquired companies, the accounting for these acquisitions is viewed as a reorganization of entities under common control. Accordingly, the historical costs of the acquired companies’ assets and liabilities have been utilized as if WCAS contributed their interest in the acquired companies to the Company at their historical cost. The remainder acquired by the Company was accounted for under the purchase method of accounting in accordance with SFAS 141, whereby assets and liabilities are “stepped-up” to fair value with the remainder allocated to goodwill. Accordingly, the Company has consolidated Em3 and OccMed’s historical financial statements with those of Concentra, and the equity interest of other investors, which are 34% for Em3 and 31% for OccMed, have been reflected as a minority interest in our financial statements for periods prior to December 1, 2002. The Company’s net loss for the eleven months ended November 30, 2002 and for the years ended December 31, 2001 and 2000 was increased by $6.6 million, $8.7 million and $2.7 million, respectively, as a result of the historical restatements for the Em3 and OccMed acquisitions.

As a result of items described above, the amounts reported in the consolidated financial statements of the Company differ from amounts previously reported in the Company’s Forms 10-K for the years ended December 31, 2001, and 2000 and Forms 10-Q for the quarters ended March 31, June 30 and September 30, 2002, 2001 and 2000. See “Note 4. Recent Acquisitions and Unusual Charges.”

3.	Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The statement will be effective for fiscal years beginning after June 15, 2002. The Company does not anticipate any material financial impact upon the adoption of this statement

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”) which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The statement provides a single accounting model for long-lived assets to be disposed. The Company adopted SFAS 144 on January 1, 2002. The adoption did not have a material impact on the Company’s consolidated financial positions, results of operations or cash flows.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 concludes that gains or losses from debt extinguishments used as part of a company’s risk management strategy should not be classified as an extraordinary item, effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, effective for transactions occurring after May 15, 2002. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions, effective for financial statements issued on or after May 15, 2002. The Company adopted the provisions of this pronouncement for all related transactions in the second quarter of 2002. This adoption did not have a significant impact on the consolidated financial statements. The Company redeemed $47.5 million of its 13% Senior Subordinated Notes in July 2002 and prepaid $25.0 million of its senior term indebtedness in November 2002. In accordance with SFAS 145, the related losses from debt extinguishment were included in income from continuing operations in the third and fourth quarters of 2002. See “Note 5. Revolving Credit Facility and Long-Term Debt” for further discussion of this transaction.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value when either the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees who will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of SFAS 146 will be effective for disposal activities initiated after December 31, 2002. The Company does not anticipate any material financial impact upon the adoption of this statement.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s adoption of FIN 45 did not have a material impact on its results of operations and financial position, as the Company’s credit agreements prohibit these types of guarantees.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock options. See “Note 10, Stock Option Plans” for the disclosures required by SFAS 148.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities.

4.	Recent Acquisitions and Unusual Charges

In December 2002, the Company acquired Em3, a privately-held company located in Addison, Texas. Since its inception in 2000, Em3 established a nationwide network of primary care physicians specializing in occupational healthcare. Its proprietary information systems and approach to the integration and management of workers’ compensation care attracted several large national employers as its clients. Em3’s business is complementary in nature to the Company’s businesses. Under the terms of the transaction, Concentra Holding issued approximately $30.1 million of its common stock to Em3’s equity holders through an exchange of Concentra Holding’s common stock for substantially all of the assets and liabilities of Em3. Because there has been no active trading market for

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentra Holding’s common stock, the board of directors relied upon independent valuation analyses, internal and other financial analyses and negotiation with the principal stockholders of Em3 to determine the fair value of the common stock and number of shares to issue in the transaction. Concurrently with the closing of the acquisition, Concentra Holding contributed the assets and liabilities of Em3 to the Company and subsequently repaid $0.6 million of Em3’s indebtedness to its largest stockholder, WCAS. This acquisition was financed through the use of cash on hand.

In December 2002, Concentra Holding also acquired OccMed, a privately-held company located in Addison, Texas, in a transaction valued at $16.6 million. OccMed, established in 2001, developed 12 occupational healthcare centers across six geographic markets in the United States. Under the terms of the transaction, Concentra Holding issued approximately $12.8 million of its common stock for OccMed’s assets and liabilities. Concurrent with this acquisition, Concentra Holding contributed the OccMed assets and liabilities to the Company and repaid $1.0 million of OccMed’s indebtedness to its largest stockholder, WCAS, and $2.8 million of other indebtedness. Because there has been no active trading market for Concentra Holding’s common stock, the board of directors relied upon independent valuation analyses, internal and other financial analyses and negotiation with the principal shareholders of OccMed to determine the fair value of the Company’s common stock and number of shares to issue in the transaction. This acquisition was financed through the use of cash on hand.

Because the Company is controlled by its primary stockholder, WCAS, and because WCAS also owned approximately 66% of Em3 and 69% of OccMed, the acquisition accounting for these transactions is viewed as a reorganization of entities under common control. Accordingly, the historical costs of Em3’s and OccMed’s assets and liabilities have been utilized as if WCAS contributed their 66% and 69% respective interests in Em3 and OccMed to the Company at their historical cost. The Company accounted for the remaining 34% of Em3 and 31% of OccMed under the purchase method of accounting in accordance with SFAS 141, whereby assets and liabilities are “stepped-up” to fair value; any purchase price in excess of the amounts allocated to identifiable intangible assets acquired was allocated to goodwill. The purchase price allocations for these acquisitions are preliminary and further refinements are likely to be made in 2003 based on additional information becoming available. The effective date of these acquisitions is December 1, 2002.

As the Company accounted for the acquisitions in a manner similar to a pooling, it retroactively restated its historical financial statements to consolidate the historical results of Em3 and OccMed beginning with the periods the entities were under the control of WCAS, which was 2000 for Em3 and 2001 for OccMed. The equity interests of other investors, which was 34% for Em3 and 31% for OccMed, was reflected as a “minority interest” in the Company’s financial statements for periods prior to the date of acquisition. Due to their historical net losses, the minority interest adjustments relating to the benefit associated with Em3’s and OccMed’s minority shareholder losses increased the Company’s other income by $3.3 million, $4.5 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. In connection with the Em3 acquisition, the Company expensed approximately $0.1 million in restructuring costs primarily associated with Em3’s employee severance and facilities consolidation costs. This amount was expensed pursuant to the standards of entities under common control accounting, and is reflective of the proportionate ownership percentage of WCAS as applied to the total amount of restructuring liabilities that occurred in connection with the acquisition.

Pursuant to the acquisition accounting discussed above, portions of the acquired assets were recorded at historical values and the remaining portion was “stepped up” to fair value. To reflect the deemed dividend to WCAS for their receipt of a portion of Em3’s and OccMed’s acquisition consideration, goodwill and retained earnings were both reduced by $20.0 million and $8.9 million, respectively. No contingent consideration exists related to this transaction.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the recorded values of the Em3 and OccMed assets acquired and liabilities assumed at the date of acquisition, as determined by internal and third-party valuations ($ in thousands):

	Em3		OccMed
	Amortization life (in years)	As of December 1, 2002	Amortization life (in years)	As of December 1, 2002
Current assets		$261		$2,532
Property and equipment, net		2,791		5,070
Identifiable intangible assets:
Customer contracts	5	304		—
Customer lists		—	3	163
Goodwill		8,924		3,026
Other assets		2,667		28

		14,947		10,819

Current liabilities		940		4,517
Other long-term liabilities		3,400		173

Total liabilities assumed		4,340		4,690

Net assets acquired		$10,607		$6,129

The goodwill for Em3 and OccMed was assigned to the Health Services segment. The primary items that generated this goodwill are the synergies between the acquired businesses and the Company. None of the goodwill is expected to be deductible for tax purposes. These transactions occurred after June 30, 2001, and therefore, the acquired goodwill is not subject to amortization.

The following unaudited pro forma summary presents information as if Em3 and OccMed had been acquired as of the beginning of the periods presented. The pro forma amounts include certain adjustments, primarily to reflect the acquisition of the remaining equity interests from the minority stockholders, and do not reflect any benefits from economies that might be achieved from combining operations. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	2002	2001
Pro forma revenue	$999,050	$856,903
Pro forma net loss	(6,790)	(22,789)

In connection with the Em3 acquisition, the Company recorded $0.5 million in restructuring costs primarily associated with professional fees, facilities consolidation costs and personnel reductions. Unusual charges of $0.5 million have been recorded to reflect transaction costs associated with the Em3 and OccMed acquisitions. Through December 31, 2002, the Company had paid approximately $0.3 million for professional fees and services, including legal and accounting fees. At December 31, 2002, approximately $0.1 million of the restructuring cost accrual remained for facility obligations with terms expiring through December 2003 and costs related to personnel reductions. The Company anticipates that the majority of the remaining liability will be used over the next 12 months.

In November 2001, the Company acquired all of the outstanding shares of capital stock of NHR, a privately held company located in New York City, in a transaction valued at $141.8 million. NHR, founded in 1992, provides care management and network services to the workers’ compensation and auto insurance industries on a national level. NHR’s businesses are complementary in nature to the Company’s Care Management and Network Services businesses. Concentra Holding issued $84.0 million of consideration to NHR’s equity and option holders through cash payments totaling $1.0 million and an exchange of approximately 3.8 million shares of its common stock for all of the outstanding shares and share equivalents of NHR. Because there has been no active trading market for Concentra Holding’s common stock, the board of directors relied upon independent valuation analyses, internal

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial analyses and negotiation with the principal shareholders of NHR to determine the fair value of the common stock and number of shares to issue in the transaction. Concurrently with the closing of the acquisition, Concentra Holding contributed the capital stock and share equivalents of NHR to the Company and repaid $57.8 million of NHR’s indebtedness. Of this $57.8 million, (i) $19.5 million was financed through Concentra Holding’s sale of new common stock and warrants, which were subsequently contributed to the Company; and (ii) the remainder was financed through the use of cash on hand and by drawing down the Company’s existing revolving credit line.

Because the Company’s controlling stockholder, WCAS, owned approximately 48% of the common voting equity in NHR, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the historical costs of NHR’s assets and liabilities were utilized to the extent of WCAS’ proportionate ownership interest in NHR and the remainder of the acquisition was accounted for under the purchase method of accounting, whereby assets and liabilities are “stepped-up” to fair value with the remainder allocated to goodwill. The Company recognized NHR’s historical net income and loss as a non-operating item in proportion to WCAS’ investment in NHR utilizing the equity method of accounting from August 17, 1999 through October 31, 2001. Additionally, for financial statement purposes, WCAS’ historical equity interest in NHR as of August 17, 1999, was treated as a deemed contribution of equity to the Company, which has reflected the historical value of its presumed equity interest in NHR as a long-term investment in other assets on its consolidated balance sheet through the date of its acquisition of NHR on November 1, 2001. The presumed equity contribution as of August 17, 1999 was predicated on the premise that WCAS could have contributed its interest in NHR to the Company at the time it undertook its recapitalization transaction. NHR’s full results of operations are consolidated after November 1, 2001, the effective date of the acquisition.

Pursuant to the acquisition accounting discussed above, a portion of the acquired assets was recorded at historical values and the remaining portion was “stepped up” to fair value. To reflect the deemed dividend to WCAS for their receipt of a portion of NHR’s acquisition consideration, goodwill and retained earnings were both reduced by $32.2 million. No contingent consideration exists related to this transaction. The following table summarizes the recorded values of the assets acquired and liabilities assumed at the date of acquisition, as determined by internal and third-party valuations ($ in thousands).

	Amortization life (in years)	As of November 1, 2001
Current assets		$32,878
Property and equipment		16,307
Identifiable intangible assets:
Customer contracts	4	5,611
Covenants not to compete	3	2,016
Servicing contracts	10	3,293
Trademarks and other	Indefinite	153
Goodwill		100,357

		160,615
Current liabilities		31,080
Long-term debt		56,984
Other long-term liabilities		20,202

Total liabilities assumed		108,266

Net assets acquired		$52,349

The weighted average life of the amortizable intangible assets purchased from NHR is 5.5 years. The $100.4 million of goodwill was assigned to the Network Services and Care Management Services segments in the amounts of $53.7 million and $46.7 million, respectively. The primary items that generated this goodwill are the value of the acquired assembled workforce and the synergies between the acquired business and the Company. None of the goodwill is expected to be deductible for tax purposes. The transaction occurred after June 30, 2001, and therefore, the acquired goodwill is not subject to amortization. Liabilities assumed in the acquisition include a long-term liability of $9.4 million, which requires Concentra Holding to deliver a specified number of shares of its common

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock to certain individuals who were stock option holders of NHR on the earlier of six months after an initial public offering by Concentra Holding or the passage of seven years. This liability is reflected on the Company’s consolidated balance sheet as an other long-term liability.

The following unaudited pro forma summary presents information as if NHR had been acquired as of the beginning of the periods presented. The pro forma amounts include certain adjustments, primarily to recognize depreciation and amortization based on the allocated purchase price of NHR’s assets, and do not reflect any benefits from economies which might be achieved from combining operations. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	2001	2000
Pro forma revenue	$977,623	$901,802
Pro forma net loss	(18,471)	(9,272)

In connection with the NHR acquisition, the Company recorded $6.0 million in asset write-downs and $6.8 million in restructuring costs primarily associated with employee severance and facilities consolidation costs. Of this $12.8 million, $5.5 million was recognized in 2001 as a charge for the acquisition of affiliate and reflects WCAS’ proportionate ownership percentage in NHR as applied to the total amount of asset write-downs and restructuring liabilities that occurred in connection with the acquisition. The Company recorded unusual charges of $0.5 million to reflect employee severance and facility consolidation costs associated with the Company’s facilities. The Company recorded the remaining $6.8 million, which is reflective of the remaining non-WCAS proportionate ownership percentage in NHR as applied to the total amount of asset write-downs and restructuring liabilities that occurred in connection with the acquisition, under the purchase method of accounting. Through December 31, 2002, the Company used $6.0 million associated with asset write-downs and had paid approximately $0.9 million for professional fees and services, including legal, accounting and regulatory fees, $2.9 million in facility consolidations, $1.5 million in costs related to personnel reductions and $0.1 million for other unusual costs. In the last half of 2002, the Company recorded an additional $0.6 million to the restructuring cost accrual due primarily to increased estimates for personnel and facility termination costs. At December 31, 2002, approximately $2.0 million of the restructuring cost accrual remained for facility obligations with terms expiring through February 2006, costs related to personnel reductions and other unusual charges. The Company anticipates that the majority of the remaining liability will be used over the next 12 months.

In November 2001, the Company acquired all of the outstanding capital stock of HNS, a privately held company located in Naperville, Illinois, in a transaction valued at approximately $30.9 million. Concentra Holding financed this acquisition primarily through the sale of its equity. Concentra Holding exchanged this cash and other consideration for all of HNS’ capital stock. Concurrent with the closing of the acquisition, Concentra Holding contributed the capital stock of HNS and $0.8 million of cash to the Company, and the Company repaid approximately $0.8 million of HNS’ indebtedness. HNS, founded in 1999, provided network management services such as provider bill re-pricing and provider data management for health plans and other payors working with multiple preferred provider organization networks. These services are complementary to the Company’s existing services. Steven E. Nelson, one of the Company’s directors, was the President and Chief Executive Officer of HNS. Mr. Nelson and certain other of the Company’s directors and management owned approximately 46.1% of the equity in HNS. All of HNS’ assets, including its contracts, equipment, intangibles and goodwill, as well as all of its liabilities, have become the Company’s and were recorded at fair value utilizing the purchase method of accounting. The fair values of the acquired assets and liabilities were determined by internal financial analyses and third-party valuations. The $26.1 million of goodwill was assigned to the Network Services segment and was reduced by $1.5 million in 2002 primarily due to certain purchase adjustments. The primary items that generated this goodwill are the value of the acquired assembled workforce and the synergies between the acquired business and the Company. The goodwill is expected to be deductible for tax purposes. The transaction occurred after June 30, 2001, and therefore, the acquired goodwill is not subject to amortization.

Health Services acquired three centers in two transactions in 2002 and 15 centers in six transactions in 2001. The Company paid approximately $2.8 million and $25.8 million, net of cash acquired, and recorded approximately $3.0 million and $27.0 million for goodwill in 2002 and 2001, respectively. No contingent consideration exists related to these transactions. All of the acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities assumed based on the estimated fair values at the dates of acquisition. Some of those estimates are preliminary and subject to further adjustment.

The following are rollforwards of the unusual cost reserves related to the acquisitions of NHR in 2001 and Em3 and OccMed in 2002 recorded by the Company in 2001 and 2002 (in thousands):

	Beginning Of Year	Accrued	Usage	End Of Year
Fourth Quarter 2001 Accrual
2001	$—	$6,723	$(1,050)	$5,673
2002	5,673	621	(4,300)	1,994

Fourth Quarter 2002 Accrual
2002	$—	$454	$(304)	$150

Total
2001	$—	$6,723	$(1,050)	$5,673
2002	5,673	1,075	(4,604)	2,144

5.	Revolving Credit Facility and Long-Term Debt

The Company’s long-term debt as of December 31, 2002 and 2001 consisted of the following (in thousands):

	December 31,
	2002	2001
Term Facilities:
Tranche B due 2006	$224,626	$243,750
Tranche C due 2007	112,314	121,875
13.0% Senior Subordinated Notes due 2009	142,500	190,000
Other	386	856

	479,826	556,481
Less: Current maturities	(3,825)	(4,211)

Long-term debt, net	$476,001	$552,270

The Company had no revolving credit borrowings at December 31, 2002 and revolving credit borrowings of $6.0 million at December 31, 2001. As of December 31, 2002 and 2001, accrued interest was $11.4 million and $13.7 million, respectively.

On August 17, 1999, the Company entered into a $475 million credit agreement (the “Credit Facility”) with a consortium of banks, providing for $375 million in term loans and a $100 million revolving credit facility (the “Revolving Credit Facility”). The $375 million in term loans were issued as a $250 million term loan (the “Tranche B Term Loan”) and a $125 million term loan (the “Tranche C Term Loan”) bearing interest, at the Company’s option, at the Applicable Base Rate (“ABR”), as defined, plus 2.25% and 2.50%, respectively, or the one, two, three, or six month Eurodollar Rate, as defined, plus 3.25% and 3.50%, respectively. The Tranche B Term Loan matures on June 30, 2006, and requires quarterly principal payments of $0.6 million through June 30, 2005, and $58.8 million for each of the remaining four quarters. The Tranche C Term Loan matures on June 30, 2007, and requires quarterly principal payments of $0.3 million through June 30, 2006, and $29.1 million for each of the remaining four quarters. The Revolving Credit Facility provides for borrowing up to $100 million and matures on August 17, 2005. The Credit Facility contains prepayment requirements that occur if the Company’s financial performance exceeds certain prescribed levels. If the Company has excess cash flow, as defined in the agreement, the Company is subject to mandatory principal repayments. The Company has not been required to make prepayments under this provision. However, management anticipates that the Company may meet these requirements in future periods, based upon their financial projections.

On March 21, 2000, the Company and its lenders amended and restated the Credit Facility. Under the terms of the amended agreement, the financial compliance ratios were modified to allow for increased leverage through September 2003 and decreased interest coverage through September 2004, as compared to the original agreement. In

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

order to receive these amended ratios, the amended agreement provides for an interest rate increase of 0.75% on outstanding borrowings under the Credit Facility. Under the terms of the amended Credit Facility, the Tranche B Term Loan and Tranche C Term Loan bear interest, at the Company’s option, at the ABR, as defined, plus 3.00% and 3.25%, respectively, or the Eurodollar Rate, as defined, plus 4.00% and 4.25%, respectively. Interest on borrowings under the amended Revolving Credit Facility is payable, at the Company’s option, at ABR or the Eurodollar Rate plus a margin, which is based on the Company’s leverage ratio. The margins on outstanding borrowings under the Revolving Credit Facility at December 31, 2001, were 2.25% and 3.25% over ABR and the Eurodollar Rate, respectively. As a part of the amendment, the Company was also required to pay a fee of $1.7 million to lenders approving the amendment. The amendment fee was capitalized as deferred financing costs and will be amortized over the remaining life of the Credit Facility.

On June 14, 2002, the Company and its lenders further amended the Credit Facility. Under the terms of the amended agreement, the financial compliance ratios were modified to allow for increased leverage coverage through September 2004 and decreased interest coverage through December 2004, as compared to the previously amended agreement. As part of the amendment, the Company was also required to pay a fee of $1.1 million to lenders approving the agreement. The amendment fee was capitalized as deferred financing costs and will be amortized over the remaining life of the Credit Facility.

On November 20, 2002, the Company and its lenders executed a third amendment to the Credit Facility. Under the terms of the amended agreement, the financial compliance ratios were modified to allow for increased leverage coverage through June 2005 and decreased interest coverage through June 2005, as compared to the previously amended agreement. The amendment also included provisions that enabled the Company to proceed with its acquisitions of Em3 and OccMed. As part of the amendment, the Company was also required to pay a fee of $2.2 million to lenders approving the agreement. The amendment fee was capitalized as deferred financing costs and will be amortized over the remaining life of the Credit Facility. A failure to comply with these and other financial compliance ratios could cause an event of default under the Credit Facility which could result in an acceleration of the related indebtedness before the terms of that indebtedness otherwise require the Company to pay that indebtedness. Such an acceleration would also constitute an event of default under the indentures relating to the Company’s 13% Senior Subordinated Notes (“13% Subordinated Notes”) and could also result in an acceleration of the 13% Subordinated Notes before the indentures otherwise require the Company to pay the notes.

Also on November 20, 2002 in connection with the amendment of Concentra Operating’s Credit Facility, Concentra Holding completed the sale of $25.0 million of its common stock to its primary equity sponsors and contributed the proceeds to Concentra Operating. The Company subsequently prepaid $16.7 million and $8.3 million of its Tranche B Term Loan and Tranche C Term Loan, respectively, on November 25, 2002, and expensed previously capitalized deferred financing fees of $0.4 million, net of accumulated amortization.

The ABR, as defined, and the Eurodollar Rate, as defined, were 4.25% and 1.4%, respectively, at December 31, 2002, and 4.75% and 1.9%, respectively, at December 31, 2001. Commitment fees on the unused Revolving Credit Facility borrowings are 0.5% per annum. The weighted-average interest rates for the borrowings under the Tranche B Term Loan were 5.4% and 6.0% and under the Tranche C Term Loan were 5.7% and 6.3% at December 31, 2002 and 2001, respectively. The weighted-average interest rate for the borrowings under the Revolving Credit Facility was 7.0% at December 31, 2001.

The Credit Facility requires the Company to enter into interest rate hedge agreements for the purpose of reducing the effect of variable interest rate fluctuations on a certain portion of the Credit Facility. Accordingly, the Company entered into an interest rate collar agreement on November 17, 1999, which it subsequently amended on May 17, 2000. The interest rate collar agreement converts $200 million of certain variable rate debt to fixed rates. This agreement expires November 17, 2004. Under the agreement, the Company generally pays and receives the three month LIBOR rate (the “Swap Rate”) to and from the counterparty on the notional amount subject to the following limitations: the minimum rate the Company pays is 6.3% when the Swap Rate is less than 5.9%; the maximum rate the Company pays is 6.3%, unless the Swap Rate is greater than 7.5% and less than 8.5%; and, if the Swap Rate was greater than 8.5%, the Company paid 8.5% until November 17, 2002. After November 17, 2002 through the maturity of the agreement, there is no maximum rate the Company pays if the Swap Rate exceeds 7.5%.

The Company entered into an additional interest rate collar agreement on May 17, 2000. This agreement converts $100 million of certain variable rate debt to fixed rates and expires on May 17, 2005. Under the terms of

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, which is effective for fiscal years beginning after June 15, 2000, unless adopted earlier. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize the fair value of all hedging arrangements as assets or liabilities in the financial statements. It also requires the recognition of changes in the fair value of these derivatives. These market value adjustments are to be included either in the income statement or other comprehensive income (equity), depending on the nature of the hedged transaction.

During 2000, the Company adopted SFAS 133, and, as a result, subsequent changes in the fair value of its interest rate hedging arrangements, including the Company’s interest rate collar agreements, will be recognized each period in earnings. All earnings adjustments resulting from changes in the fair values of the interest rate collars are non-cash charges or credits and do not impact cash flows from operations or operating income. There have been, and may continue to be, periods with significant non-cash increases or decreases to the Company’s earnings relating to the change in the fair value of the interest rate collars. Further, if the Company holds each of these collars to maturity (2004 and 2005), the earnings adjustments will offset each other on a cumulative basis and will ultimately equal zero. In 2000, the Company reduced its interest expense by $0.6 million through net cash received from the counterparty payments under these collars. In 2001 and 2002, the Company increased its interest expense by $6.6 million and $15.5 million, respectively through net cash paid to the counterparty under these collars.

The 13% Subordinated Notes were issued on August 5, 1999 for $190 million and are general unsecured indebtedness with semi-annual interest payments due on February 15 and August 15 commencing on February 15, 2000. On July 24, 2002, as allowed by the indenture to the 13% Subordinated Notes and as elected by the Company, the Company redeemed 25% of the original face value of the 13% Subordinated Notes through payment of an amount equal to 113% of the face value of the notes redeemed. The redemption is described more fully below. The Company can also redeem the remaining $142.5 million principal balance of the 13% Subordinated Notes on or after August 15, 2004 at 106.5% of the principal amount with the redemption premium decreasing annually to 100.0% of the principal amount on August 15, 2008.

On June 25, 2002, Concentra Holding entered into a $55.0 million bridge loan agreement (“Bridge Loan”) with affiliates of Salomon Smith Barney and Credit Suisse First Boston. The loans bear interest, at Concentra Holding’s option, at the Base Rate, as defined, plus 0.50%, or the Eurodollar Rate, as defined, plus 1.5%. The Bridge Loan matures on June 24, 2004 and requires no cash interest payments until maturity. The Bridge Loan is guaranteed by WCAS and WCAS Capital Partners III, L.P. As part of the agreement, Concentra Holding was required to pay fees of $1.0 million to the lenders approving the agreement and $0.7 million to the loan guarantors. These fees were capitalized by Concentra Holding as deferred financing costs and will be amortized over the life of the Bridge Loan. Pursuant to action by the Company’s board of directors, Concentra Operating then issued 54 shares of its common stock to Concentra Holding for $53.3 million of cash. On July 24, 2002, these proceeds were used to redeem 25%, or $47.5 million, of the Company’s outstanding 13% Subordinated Notes, pursuant to the provisions of the indenture. In connection with the July redemption, the Company paid a $6.2 million premium over the face value of the redeemed bonds and accrued interest of $2.7 million. Concurrently, the Company expensed approximately $1.2 million of related existing deferred financing fees and other expenses associated with this early redemption. In accordance with SFAS 145, these debt extinguishment costs were included in income from continuing operations in the third quarter of 2002.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 13% Subordinated Notes are guaranteed on a joint and several basis by each and every wholly-owned subsidiary, the results of which are consolidated in the results of the Company. These wholly-owned subsidiaries comprise the only direct and indirect subsidiaries of the Company. The guarantees are full and unconditional, and the Company is a holding company with no assets or operations separate from the investments in these subsidiaries. As a result, separate financial statements of the Company’s subsidiaries are not provided.

The Credit Facility and the 13% Subordinated Notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company’s capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, cross default provisions with other indebtedness of Concentra Operating and Concentra Holding, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, in 2001 and 2002. While less restrictive than previous requirements, these amended ratio tests become more restrictive for future quarters compared to the levels that the Company was required to meet for 2001 and the first three quarters of 2002. The Company’s ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. The Company’s obligations under the Credit Facility are secured by a pledge of stock in the Company’s subsidiaries and a pledge of the Company’s and its subsidiaries’ assets. The Company believes it will be in compliance with the covenants for the next twelve months.

On February 15, 2002, OccMed entered into a $2.5 million revolving promissory note. OccMed could request advances against the note through January 31, 2003. The note was to mature February 14, 2003 at which time all principal and accrued interest was due. Interest accrued on outstanding note advances at an annual rate of 18%. Subsequent to the OccMed acquisition, the Company repaid the outstanding principal and accrued interest balance of $2.8 million on December 2, 2002.

On October 1, 2002, Em3 and OccMed entered into revolving promissory notes for $1.0 million and $1.2 million, respectively, with their largest stockholder, WCAS. Em3 and OccMed could request advances against the notes through January 31, 2003. The notes were to mature April 1, 2003 at which time all principal and accrued interest was due. Interest accrued on outstanding note advances at an annual rate of 18%. Subsequent to the Em3 and OccMed acquisitions, the Company repaid on December 2, 2002 the outstanding principal and accrued interest balances for Em3 and OccMed of $0.6 million and $1.0 million, respectively.

6.	Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, and accounts payable, approximate fair value because of the short maturity of those instruments. The fair value of the Company’s borrowings under the Credit Facility was $323.5 million and $372.6 million, as of December 31, 2002 and 2001, respectively. The fair value of the Company’s 13% Subordinated Notes was $143.2 million and $207.1 million at December 31, 2002 and 2001, respectively. As determined by estimating the amount the Company would pay or receive to terminate the interest swap agreement, the fair value of the interest rate collar agreements at December 31, 2002 and 2001 was a $33.5 million liability and a $25.9 million liability, respectively. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The financial instrument that potentially subjects the Company to concentrations of credit risk is accounts receivable. Mitigating factors related to the Company’s accounts receivable are that they are spread over a large customer base and various product lines that the Company offers. Further, the Company does monitor the financial performance and credit worthiness of its large customers, and regularly reviews outstanding accounts receivable balances.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Income Taxes

The provision for income taxes from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2002	2001	2000
Current:
Federal	$211	$5,515	$(1,834)
State	3,490	2,506	2,619

	3,701	8,021	785
Deferred:
Federal	1,556	(6,176)	3,379
State	(678)	(867)	604

	878	(7,043)	3,983

Total	$4,579	$978	$4,768

Income taxes were allocated as follows for the years ended December 31 (in thousands):

	2002	2002	2001
Continuing operations	$4,579	$978	$4,768
Cumulative effect of accounting change	—	—	2,333

Total income taxes	$4,579	$978	$7,101

Significant items included in deferred income tax liabilities and deferred income tax assets were as follows at December 31 (in thousands):

	2002		2001
Deferred income tax assets:
Bad debt allowances		$14,230	$7,883
Depreciation		12,010	2,415
Net operating loss carryforwards		30,925	13,685
Fair value of hedging arrangements		13,131	10,155
Accrued expenses and reserves		6,349	7,803
Other		5,320	4,830

		81,965	46,771
Valuation allowance		(31,994)	(11,484)

Deferred income tax assets		$49,971	$35,287

Deferred income tax liabilities:
Goodwill		$25,607	$19,090
Software development costs		23,900	12,168
Other		464	2,512

Deferred income tax liabilities		$49,971	$33,770

Net deferred income tax asset	$		$1,517

The consolidated balance sheets include in other assets $26.3 million and $17.7 million of long-term deferred income tax assets at December 31, 2002 and 2001, respectively.

The valuation allowance for deferred income tax assets was $32.0 million and $11.5 million as of December 31, 2002 and 2001, respectively. The net change in the total valuation allowance was $20.5 million and $4.6 million for the years ended December 31, 2002 and 2001, respectively. The valuation allowance of $32.0 million at December 31, 2002, includes $3.1 million which, if reversed in future periods, would reduce goodwill. The Company evaluates the recoverability of the deferred income tax assets and associated valuation allowance on a regular basis. The ultimate realization of deferred income tax assets is dependent upon the generation of future

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxable income during the periods in which those temporary differences become deductible. The Company evaluates a variety of factors on a regular basis to determine the amount of deferred income tax assets to recognize in the financial statements, including the Company’s recent earnings history, projected future taxable income, the number of years the Company’s net operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and available tax planning strategies.

The Company’s tax provision attributable to continuing operations differs from the federal statutory rate as follows for the years ended December 31 (in thousands):

	2002	%	2001	%	2000	%
Tax provision (benefit) at federal statutory rate	$359	35.0	$(5,128)	(35.0)	$(826)	(35.0)
Non-deductible expenses	551	53.7	2,710	18.5	2,974	126.0
State taxes (net of federal effect)	2,232	217.5	1,032	7.0	2,009	85.1
Deferred income tax asset valuation allowance	1,385	135.0	3,041	20.8	954	40.4
Other items, net	52	5.1	(677)	(4.6)	(343)	(14.5)

Effective income tax provision and rate prior to tax provision (benefit) from income (loss) of acquired affiliate	4,579	446.3	978	6.7	4,768	202.0
Tax provision (benefit) from income (loss) of acquired affiliate	—	—	2,779	19.0	(406)	(17.2)

Total income tax provision and effective rate	$4,579	446.3	$3,757	25.7	$4,362	184.8

These financial statements reflect a tax provision for the Company as if it filed its own tax return. The Company, however, is included in the consolidated tax return of Concentra Holding. The Company’s deferred tax asset reflects the tax benefit of losses generated by Concentra Holding, as this deferred tax asset was contributed to the Company in 2002 and 2001 by Concentra Holding and permanently reduces the Company’s taxes payable.

The Company has available net operating losses carryforwards for federal income tax purposes of $88.4 million that will be available to reduce future taxable income. The utilization of the net operating losses (“NOL’s”) is subject to certain limitations under federal income tax laws. In certain instances, such NOL’s may only be used to reduce future taxable income of the respective entity that generated the NOL’s. The NOL’s have a carryforward period of fifteen to twenty years depending on the year generated. No NOL’s expire in 2003 to 2007, $0.7 million of NOL’s expire in 2008 to 2017, and $87.7 million of NOL’s expire in 2018 to 2022.

8.	Commitments and Contingencies

The Company leases certain corporate office space, operating and medical facilities, and office and medical equipment under various non-cancelable operating and capital lease agreements. Certain facility leases require the Company to pay operating costs and real estate taxes.

The following is a schedule of rent expense by major category for the years ended December 31 (in thousands):

	2002	2001	2000
Facilities	$38,698	$31,656	$27,457
Office equipment	5,071	4,667	3,864
Automobiles	1,924	2,237	2,193

Total rent expense	$45,693	$38,560	$33,514

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a schedule of future minimum lease payments under noncancelable operating leases for the years ending December 31 (in thousands):

2003	$41,486
2004	32,636
2005	22,560
2006	15,735
2007	10,610
Thereafter	16,323

$139,350

The Company is party to certain claims and litigation initiated in the ordinary course of business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

9.	Employee Benefit Plans

(a) Concentra 401(k) Plan

The Company has a defined contribution plan (the “Concentra 401(k) Plan”) pursuant to which employees who are at least 21 years of age and who have completed at least six months of service are eligible to participate. Effective January 1, 2001, employees who are 21 years of age and who have completed 1,000 hours of service within a consecutive 12 month period of service are immediately eligible to participate in the Concentra 401(k) Plan. For 2002, participants in the Concentra 401(k) Plan may not contribute more than the lesser of a specified statutory amount or 25% of his or her pretax eligible compensation. For 2001 and 2000, participants in the Concentra 401(k) Plan could not contribute more than the lesser of a specified statutory amount or 15% of his or her pretax eligible compensation.

Under the Concentra 401(k) Plan, the Company has the option of matching a portion of the participants’ pretax contributions. The Concentra 401(k) Plan permits, but does not require, additional matching contributions of up to 50% of participants’ pretax contributions up to a maximum of 6% of compensation by the Company. Employees are 100% vested in their own contributions, while Company contributions vest 20% per year of service with employees being fully vested after 5 years. For 2002 and 2001, the Company elected to match 25% of elective deferral contributions up to a maximum, in the case of each eligible employee, of 4% of such employee’s eligible compensation subject to a maximum eligible compensation of $30,000. For the 2000 plan year, the Company elected to match 50% of elective deferral contributions up to a maximum, in the case of each eligible employee, of 4% of such employee’s eligible compensation.

The Company has expensed $1.0 million, $3.5 million and $3.5 million for the years ended December 31, 2002, 2001 and 2000, respectively, for matching contributions to the Concentra 401(k) Plan. In the first quarter of 2002, the Company reversed $2.9 million of the 2001 expense, due to a change in estimate in the matching contribution paid in 2002 from the amount anticipated at the end of 2001.

(b) NHR 401(k) Plan

NHR had a defined contribution plan (the “NHR 401(k) Plan”) with terms similar to the Concentra 401(k) Plan. This plan merged into the Concentra 401(k) Plan on July 1, 2002. The Company expensed $0.1 million in 2001 for matching contributions to the NHR 401(k) Plan.

10.	Stock Option Plans

All information presented below relates to Concentra Holding stock and stock option activity.

(a) Concentra 1997 Long-Term Incentive Plan

Concentra Holding granted certain awards with respect to shares under Concentra Holding’s 1997 Long-Term Incentive Plan (the “1997 Incentive Plan”). The awards granted under the 1997 Incentive Plan included stock options that do not qualify as incentive stock options and restricted stock. Generally each stock option grant vested ratably over a five year period, subject to continued employment, with a ten year term. The 108,000 restricted shares

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted under the 1997 Incentive Plan that remained at December 31, 2002 were to vest on August 1, 2003. However, on March 27, 2003, Concentra Holding’s board and stockholders deferred the vesting for these shares to the earlier of an initial public offering of Concentra Holdings or August 1, 2005. For the years ended December 31, 2001 and 2000, the Company recorded amortization of $0.4 million and $0.8 million, respectively, in connection with the deferred compensation associated with the restricted stock grants. Simultaneous with the 1999 Recapitalization, no additional awards can be made under the 1997 Incentive Plan. Only that number of shares of Concentra Holding stock issuable upon exercise of awards granted under the 1997 Incentive Plan as of the 1999 Recapitalization were reserved for issuance by Concentra Holding. During 2002, 2001 and 2000, 6,375, 57,250 and 68,250 options were canceled, respectively under the 1997 Incentive Plan. During 2002 and 2001, 40,875 and 15,000 options were exercised, respectively. No options were exercised in 2000 under the 1997 Incentive Plan.

(b) Concentra 1999 Long-Term Incentive Plan

Concentra Holding’s board and stockholders approved its 1999 Stock Option and Restricted Stock Purchase Plan (“the 1999 Stock Plan”) in August 1999. The 1999 Stock Plan originally provided for the grant of options or awards to purchase an aggregate 3,750,000 shares of Concentra Holding common stock, either in the form of incentive stock options qualified as such under the U.S. Federal Income Tax Laws, nonqualified stock options or restricted stock purchase awards. The 1999 Stock Plan includes provisions for adjustment of the number of shares of common stock available for grant of award thereunder and in the number of shares of common stock underlying outstanding options in the event of any stock splits, stock dividends or other relevant changes in the capitalization of Concentra Holding. Under the 1999 Stock Plan, employees, including officers, are eligible to receive grants of either incentive stock options or nonqualified stock options and restricted stock purchase awards. Non-employee directors are eligible to be granted only nonqualified options and awards.

During 2002, Concentra Holding granted 125,000 shares of restricted common stock under the 1999 Stock Plan that were valued at $2.1 million based upon the market value of the shares at the time of issuance. The restricted stock grants have an exercisable period of ten years from the date of grant and vest upon the earlier of the achievement of certain share price levels following an initial public offering of Concentra Holdings, the occurrence of a change in control, as defined, or five years following the date of the grant. During 2002, the Company recorded amortization of $0.1 million in connection with the deferred compensation associated with these restricted stock grants.

On June 20, 2002, Concentra Holding’s board and shareholders approved amendments to (1) increase the maximum total number of shares of Concentra Holding common stock for which awards may be granted thereunder to 5,250,000, and (2) increase the maximum number of shares of Concentra Holding common stock that may be granted thereunder to an individual in a calendar year. On September 24, 2002, the Concentra Holding’s board and stockholders approved an amendment to the 1999 Stock Plan to provide for the automatic award of the following non-qualified stock options under the 1999 Stock Plan to non-employee members of Concentra Holding’s board: 1) an initial option to purchase 10,000 shares of Concentra Holding common stock on the next business day following the date of his or her initial election to the board (or on September 24, 2002, if serving as a director on that date), and 2) an annual option to purchase 4,000 shares of Concentra Holding common stock on the next business day following each annual meeting of stockholders at which such non-employee director is elected as a director. The exercise price of each director option will be 100% of the fair market value at the time of grant. Initial options will be immediately exercisable. Annual option awards will become exercisable ratably on each of the four annual anniversary dates following the date of grant. The exercise period will not exceed ten years from the date of grant; provided that, no director option may be exercised more than 1 year after the optionee ceases to serve as a director of the corporation.

A portion of the stock options granted to employees in 2002 vest over a four year period (25% annually) and a portion vest over a five year period (20% annually), subject to continued employment. Stock options granted to non-employee directors in 2002 totaled 60,000 and vested immediately. Stock options granted in 2001 vest over a five year period (20% annually), subject to continued employment. A portion of the stock options granted prior to 2001 vest over a five year period (20% annually), the remaining portion was to be subject to cliff vesting in seven years with provisions allowing for accelerated vesting based upon specific performance criteria. However, in December 2001 the Company modified the vesting for a portion of the stock options that allowed for accelerated vesting based upon performance criteria to become vested over a three year period (33 1/3% annually) beginning in 2002. In December 2002, the remaining stock options with performance based vesting criteria were modified to become vested over a four year period (25% annually) beginning in 2004. The Company recognized compensation

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense related to the accelerated vesting of these options of $0.9 million and $0.5 million for the years ended December 31, 2002 and 2001, respectively. Prior to vesting, all options are subject to forfeiture upon termination of employment. The exercise period is ten years from the date of grant. The exercise price of incentive and nonqualified stock options granted may not be less than 100% of the fair market value of the shares of common stock, as determined by Concentra Holding’s board of directors or the compensation committee, as the case may be, on the date the option is granted. In addition, the aggregate fair market value of the shares of stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. In addition, no incentive stock option shall be granted to an optionee who owns more than 10% of the total combined voting power for all classes of stock of Concentra Holding, unless the exercise price is at least 110% of the fair market value of the shares of Concentra Holding’s common stock and the exercise period does not exceed five years.

The Company granted 1,175,500 and 1,218,500 options and canceled due to forfeiture 546,261 and 282,245 options under the 1999 Stock Plan in 2002 and 2001, respectively. Restricted stock purchase awards granted under the 1999 Stock Plan will continue in effect until August 17, 2009, unless terminated prior to such date by the Board.

A summary of the status for all outstanding options at December 31, 2000, 2001 and 2002, and changes during the years then ended is presented in the table below:

	Number of Options	Weighted Average Exercise Price Per Share
Balance, December 31, 1999	1,459,142	$10.60
Granted	1,916,257	16.50
Exercised	—	—
Canceled	(134,822)	9.89

Balance, December 31, 2000	3,240,577	14.12
Granted	1,218,500	21.77
Exercised	(29,448)	9.39
Canceled	(339,495)	7.89

Balance, December 31, 2001	4,090,134	16.95
Granted	1,175,500	16.70
Exercised	(43,375)	8.55
Canceled	(552,636)	18.89

Balance, December 31, 2002	4,669,623	$16.74

Using the Black-Scholes option valuation model, the weighted average fair market value of options granted in 2002, 2001 and 2000 were $5.12, $7.19 and $4.52, respectively. There were 1,410,714, 890,453 and 667,324 exercisable options outstanding with a weighted average exercise price of $13.55, $13.07 and $12.37 as of December 31, 2002, 2001 and 2000, respectively. A further breakdown of the outstanding options at December 31, 2002 is as follows:

Range of Exercise Prices	Number of Options	Weighted Average Price	Weighted Average Contractual Life (Years)	Number of Exercisable Options	Weighted Average Price of Exercisable Options
$4.23–$8.06	491,779	$8.02	5.78	491,779	$8.02
$16.50–$18.00	3,238,861	16.52	8.12	918,935	16.51
$22.06	938,983	22.06	8.98	—	0.00

	4,669,623	$16.74	8.04	1,410,714	$13.55

(c) SFAS 123, Accounting for Stock-Based Compensation, Disclosures

The Company accounts for these plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized related to stock option grants when the exercise price is equal to the market price on the date of grant.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period. Had compensation cost for these plans been determined consistent with SFAS 123, the Company’s net loss would have been increased to the following supplemental pro forma net loss amounts (in thousands):

	2002	2001	2000
Net loss:
As reported	$(3,553)	$(18,407)	$(9,539)
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,356)	(2,431)	(665)

Supplemental pro forma	$(6,909)	$(20,838)	$(10,204)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	2002	2001	2000
Risk-free interest rates	3.1%	4.7%	6.1%
Expected volatility	28.8%	21.9%	0.0%
Expected dividend yield	—	—	—
Expected weighted average life of options in years	4.8	6.0	5.0

11.	Segment Information

Operating segments represent components of the Company’s business that are evaluated regularly by key management in assessing performance and resource allocation. The Company’s comprehensive services are organized into the following segments: Health Services, Network Services and Care Management Services.

Health Services provides specialized injury and occupational healthcare services to employers through its health centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. To meet the requirements of large employers whose workforce extends beyond the geographic coverage available to the Company’s centers, this segment has also developed a network of select occupational healthcare providers that use the Company’s proprietary technology to benchmark treatment methodologies and outcomes achieved. Health Services, and the joint ventures Health Services controls, own all the operating assets of the occupational healthcare centers, including leasehold interests and medical equipment.

The Network Services segment reflects those businesses that involve the review and repricing of provider bills. For these services, the Company is primarily compensated based on the degree to which the Company achieves savings for its clients, as well as on a fee per bill or claims basis. This segment includes the specialized preferred provider organization, provider bill repricing and review, out-of-network bill review and first report of injury services.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s statements of operations on a segment basis were as follows (in thousands):

	2002	2001	2000
Revenue:
Health Services	$471,968	$443,321	$409,738
Network Services	230,299	185,267	162,596
Care Management Services	296,783	228,315	189,905

	999,050	856,903	762,239
Gross profit:
Health Services	65,804	67,756	73,799
Network Services	92,081	75,080	61,855
Care Management Services	29,729	28,149	19,006

	187,614	170,985	154,660
Operating income:
Health Services	38,154	30,958	41,021
Network Services	61,169	52,433	44,690
Care Management Services	4,231	12,326	8,088
Corporate general and administrative expenses	(25,938)	(22,109)	(20,258)
Unusual charges (gains)	1,200	(6,065)	—

	78,816	67,543	73,541
Interest expense, net	63,582	66,398	67,984
Loss on change in fair value of hedging arrangements	7,589	13,602	9,586
Loss on early retirement of debt	7,894	—	—
Loss of acquired affiliate, net of tax	—	5,833	262
Other, net	(1,275)	(3,640)	(1,931)

Income (loss) before income taxes and cumulative effect of accounting change	1,026	(14,650)	(2,360)
Provision for income taxes	4,579	3,757	4,362

Loss before cumulative effect of accounting change	(3,553)	(18,407)	(6,722)
Cumulative effect of accounting change, net of tax	—	—	2,817

Net loss	$(3,553)	$(18,407)	$(9,539)

The Company’s segment depreciation and amortization, capital expenditures and identifiable assets were as follows (in thousands):

	2002	2001	2000
Depreciation and amortization:
Health Services	$21,482	$28,670	$22,516
Network Services	14,006	13,607	12,681
Care Management Services	10,054	5,164	4,386
Corporate	1,191	822	934

	$46,733	$48,263	$40,517

Capital expenditures:
Health Services	$13,588	$28,147	$15,827
Network Services and Care Management Services (1)	19,128	14,652	15,706
Corporate	2,308	2,863	510

	$35,024	$45,662	$32,043

Identifiable assets:
Health Services	$441,722	$426,474	$409,033
Network Services and Care Management Services (1)	378,413	400,073	245,325
Corporate	68,503	53,477	38,541

	$888,638	$880,024	$692,899

(1)	Capital expenditures and identifiable assets are not separately reported within the Network Services and Care Management Services groups.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management utilizes multiple indicators and views to measure segment performance and to allocate resources to the segments. The primary indicators are pretax income along with cash flows and overall economic returns. The Company is managed among multiple product lines within each segment.

12.	Related Party Transactions

W. Tom Fogarty, M.D., an executive officer of Concentra Holding and Concentra Operating, is the President, a director and a shareholder of Occupational Health Centers of the Southwest, P.A. (“OHCSW”), and a shareholder, officer, and/or director of several other of the physician groups. The Company has entered into a 40-year management agreement with each of the physician groups. OHCSW paid approximately $178.7 million, $184.2 million and $190.6 million in management fees to a subsidiary of Concentra Operating in the years ended December 31, 2002, 2001 and 2000, respectively, under its management agreement with that subsidiary. Dr. Fogarty receives no remuneration from any of the physician groups for serving as an officer or director.

Acquisition of National Healthcare Resources, Inc.

In November 2001, in a transaction valued at $141.8 million (consisting of $83.0 million in Concentra Holding common stock, $1.0 million in cash, and assumption of $57.8 million in NHR indebtedness), the Company acquired NHR, a provider of care management and network services to the workers’ compensation and auto insurance industries on a national level. NHR’s businesses are complementary in nature to and significantly expand the Company’s care management and network services businesses. See “Note 4, Recent Acquisitions and Unusual Charges.” D. Scott Mackesy, a director of Concentra Holding and Concentra Operating, served on NHR’s board of directors.

Entities and individuals affiliated with WCAS, the Company’s primary stockholder, owned approximately 48% of NHR. In the NHR transaction, WCAS entities and individuals as a group received 1,740,803 shares of Concentra Holding common stock, representing 5.5% of total outstanding Concentra Holding common stock.

Acquisition of HealthNetwork Systems, L.L.C./Joint Marketing Agreement

In November 2001, in a transaction valued at approximately $30.9 million, the Company acquired HNS, a provider of network services such as provider bill repricing and provider data management for health plans and other payors. See “Note 4, Recent Acquisitions and Unusual Charges.” HNS’ services are complementary to the Company’s existing services. Steven E. Nelson, a director of Concentra Operating and of Concentra Holding, was the President and Chief Executive Officer of HNS prior to this acquisition by the Company.

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

Until the Company’s acquisition of HNS, the Company was party to a Joint Marketing Agreement with HNS, pursuant to which HNS performed marketing and sales services for certain of the Company’s network services businesses. The Company paid HNS approximately $0.7 million and $0.5 million in 2001 and 2000, respectively, pursuant to the Joint Marketing Agreement.

Acquisition of Em3 Corporation

In December, 2002, in a transaction valued at $30.7 million (consisting of $30.1 million in Concentra Holding common stock and assumption of $0.6 million of indebtedness to WCAS), the Company acquired Em3, a provider of information technology and a software-based system for the management of work-related injuries. Prior to the acquisition, the Company provided certain administrative services to Em3, including leasing employees to Em3,

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

providing office space, providing access to certain of the Company’s software and systems and related administrative services. During the eleven-month period ending November 20, 2002, Em3 paid the Company $2.8 million, for the administrative services and reimbursable expenses the Company provided. During the twelve-month period ending December 31, 2001 and 2000, Em3 paid the Company $7.4 million and $1.4 million, respectively, for the administrative services and reimbursable expenses the Company provided. See “Note 4, Recent Acquisitions and Unusual Charges.”

The stockholders of Em3 were primarily the same as Concentra Holding’s principal stockholders. Paul B. Queally, D. Scott Mackesy, and John K. Carlyle, each of whom is a director of Concentra Holding and Concentra Operating, Daniel J. Thomas, a director and executive officer of Concentra Holding and Concentra Operating, and James M. Greenwood and Richard A. Parr II, each of whom is an executive officer of Concentra Holding and Concentra Operating, owned equity interests in Em3. The percentage of total Em3 share ownership by the Company’s principal stockholders and by the Company’s directors and executive officers prior to the acquisition was as follows: WCAS-affiliated entities and individuals as a group, 66.24%; FFC entities, 6.65%; Mr. Queally, 0.08%; Mr. Mackesy, 0.04%; Mr. Carlyle, 0.46%; Mr. Thomas, 0.47%; Mr. Greenwood, 0.59%; and Mr. Parr, 0.07%. Carlos A. Ferrer, a director of Concentra Holding and Concentra Operating, and Messrs. Greenwood, Carlyle, Queally and Mackesy served on Em3’s board of directors.

Acquisition of OccMed Systems, Inc.

In December 2002, in a transaction valued at $16.6 million (consisting of $12.8 million in Concentra Holding common stock, assumption of $1.0 million in indebtedness to WCAS, and assumption of $2.8 million of other indebtedness), the Company acquired the assets of OccMed, a company engaged in developing new, free-standing, primary care occupational healthcare centers. Prior to the acquisition, the Company was party to a management and administrative services agreement with OccMed and performed management services for the development and construction of OccMed’s occupational healthcare centers, leased employees to OccMed, recruited, hired and trained employees for its occupational healthcare centers, and provided accounting, billing and collection services for its occupational healthcare centers. As of December 31, 2001, OccMed owed the Company $2.2 million for the management and administrative services and reimbursable expenses provided for the year then ended. This amount was paid in full in January 2002. During the eleven-month period ending November 20, 2002, OccMed paid the Company $6.0 million, for the administrative services and reimbursable expenses the Company provided in 2002, net of $3.0 million of OccMed receivables balances collected by the Company. See “Note 4, Recent Acquisitions and Unusual Charges.”

The stockholders of OccMed are primarily the same as Concentra Holding’s principal stockholders and include certain of the Company’s directors. The percentage of total OccMed share ownership by the Company’s principal stockholders and by the Company’s directors prior to the date of acquisition was as follows: WCAS-affiliated entities and individuals as a group, 69.40%; FFC entities, 7.56%; Mr. Queally, 0.09%; and Mr. Mackesy, 0.04%. Messrs. Queally, Mackesy and Ferrer served on OccMed’s board of directors.

Other Related Party Transactions

The Company derives revenue in the normal course of business from other companies owned or controlled by or affiliated with related parties. Health Services revenue from related parties totaled $0.3 million, $0.2 million and $0.1 million during 2002, 2001 and 2000, respectively. Care Management Services revenue from related parties totaled $0.1 million in both 2002 and 2001 and a nominal amount in 2000.

The Company also purchases services in the normal course of business from other companies owned or controlled by or affiliated with related parties. These services include local phone service in certain geographic regions, information technology consulting, administration of open enrollment for employee benefits and third party laboratory services. The Company made payments to related parties for these services totaling $0.7 million, $1.7 million and $0.6 million during 2002, 2001 and 2000, respectively.

In the normal course of business, the Company and Concentra Holding engage in certain intercompany transactions to permanently reduce state and local income taxes. Since the Company is included in the consolidated federal, state and local tax returns of Concentra Holding (see Note 7, Income Taxes), all intercompany state and local income tax transactions between the Company and Concentra Holding have been eliminated in the consolidated financial statements.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Selected Quarterly Operating Results (Unaudited)

The following table sets forth certain unaudited quarterly results of operations for the years ended December 31, 2002, and 2001. In management’s opinion, this unaudited information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the financial statements and notes thereto included elsewhere in this document. The operating results for any quarter are not necessarily indicative of results for any subsequent quarter. Certain amounts in the table below have been adjusted to conform to the current presentation, which is different than previously reported on Form 10-Q (see “Note 2. Summary of Significant Accounting Policies, (q) Reclassifications.”) Amounts are stated in thousands.

	Quarters Ended
-	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenue	$240,001	$254,159	$254,798	$250,092
Cost of services	199,490	201,641	206,296	204,009

Gross profit	40,511	52,518	48,502	46,083
General and administrative expenses	22,498	27,127	27,880	28,717
Amortization of intangibles	932	931	853	1,060
Unusual gains	—	—	—	(1,200)

Operating income	17,081	24,460	19,769	17,506
Interest expense, net	16,434	16,614	15,507	15,027
Other, net	(5,878)	5,751	14,984	(649)
Provision (benefit) for income taxes	3,569	1,418	(3,544)	3,136

Net income (loss)	$2,956	$677	$(7,178)	$(8)

	Quarters Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenue	$200,758	$214,882	$212,658	$228,605
Cost of services	160,516	167,021	168,780	189,601

Gross profit	40,242	47,861	43,878	39,004
General and administrative expenses	18,671	20,133	18,729	24,098
Amortization of intangibles	3,677	3,813	3,828	4,428
Unusual charge (1)	—	—	—	546
Charges for acquisition of affiliate (1)	—	—	—	5,519

Operating income	17,894	23,915	21,321	4,413
Interest expense, net	16,805	16,692	16,492	16,409
Other, net	7,552	(3,956)	13,271	(1,072)
Provision (benefit) for income taxes	(554)	5,802	(309)	(1,182)

Net income (loss)	$(5,909)	$5,377	$(8,133)	$(9,742)

(1)	These amounts relate to the acquisition of NHR. See “Note 4. Recent Acquisitions and Unusual Charges.”

Supplemental Schedule II

CONCENTRA OPERATING CORPORATION

Valuation and Qualifying Accounts

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	Beginning Balance	Charged To Income	Acquisitions	Net Deductions From Reserves	Ending Balance
Bad Debt Allowances
2000	$7,420	$10,078	$1,688	$11,330	$7,856
2001	7,856	12,684	2,190	13,397	9,333
2002	9,333	15,925	787	12,784	13,261
Contractual Allowances
2000	$21,100	$41,924	$570	$46,557	$17,037
2001	17,037	35,941	3,351	35,954	20,375
2002	20,375	53,737	305	45,505	28,912

Unusual charge breakout by major category was as follows:

	Professional Fees	Facility Consolidations	Personnel Related	Other	Total
Balance, December 31, 1999	$954	$3,555	$152	$2,030	$6,691

2000 Usage:
First Quarter 1998 Charge	(2)	(175)	—	(2)	(179)
Fourth Quarter 1998 Charge	—	(494)	(49)	(184)	(727)
Third Quarter 1999 Charge	(949)	(708)	(140)	(163)	(1,960)
Third Quarter 1999 Charge—Change in Estimates	100	(499)	90	309	—

Total 2000 Usage	(851)	(1,876)	(99)	(40)	(2,866)

Balance, December 31, 2000	103	1,679	53	1,990	3,825

2001 Provision:
Fourth Quarter 2001 Accrual	716	4,115	1,892	—	6,723

2001 Usage:
First Quarter 1998 Charge	—	(51)	—	(70)	(121)
Fourth Quarter 1998 Charge	—	(388)	—	(567)	(955)
Third Quarter 1999 Charge	(45)	(375)	—	(33)	(453)
Fourth Quarter 2001 Accrual	(688)	(226)	(136)	—	(1,050)

Total 2001 Usage	(733)	(1,040)	(136)	(670)	(2,579)

Balance, December 31, 2001	86	4,754	1,809	1,320	7,969

2002 Provision:
Fourth Quarter 2002 Accrual	304	100	50	—	454

2002 Usage:
First Quarter 1998 Charge	—	(27)	—	—	(27)
First Quarter 1998 Charge – Change in Estimates	(23)	(83)	—	—	(106)
Fourth Quarter 1998 Charge	—	(284)	—	—	(284)
Fourth Quarter 1998 Charge – Change in Estimates	—	(221)	(53)	(1,226)	(1,500)
Third Quarter 1999 Charge	—	(147)	—	—	(147)
Third Quarter 1999 Charge – Change in Estimates	(5)	(64)	—	(71)	(140)
Fourth Quarter 2001 Accrual	(183)	(2,715)	(1,402)	—	(4,300)
Fourth Quarter 2001 Accrual – Change in Estimates	155	156	310	—	621
Fourth Quarter 2002 Accrual	(304)	—	—	—	(304)

Total 2002 Usage	(360)	(3,385)	(1,145)	(1,297)	(6,187)

Balance, December 31, 2002	$30	$1,469	$714	$23	$2,236

1

INDEX TO EXHIBITS

INCORPORATION BY REFERENCE

Exhibit Number	Description

2.1

Agreement and Plan of Reorganization dated August 29, 1997, by and among CRA Managed Care, Inc., OccuSystems, Inc., and Concentra Inc., formerly known as Concentra Managed Care, Inc. (incorporated by reference as Exhibit 2.1 to Concentra Holding’s Annual Report on Form 10-K for the year ended December 31, 1997).

2.2

Agreement and Plan of Merger dated February 24, 1998, by and among Concentra Holding and Preferred Payment Systems, Inc. (incorporated by reference to Exhibit 2.2 to Concentra Holding’s Annual Report on Form 10-K for the year ended December 31, 1997).

2.3

Agreement and Plan of Merger dated March 2, 1999, by and between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding’s Current Report on Form 8-K filed on March 3, 1999).

2.4

Amended and Restated Agreement and Plan of Merger dated March 24, 1999, by and between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding’s Current Report on Form 8-K filed on July 14, 1999).

2.5

Agreement and Plan of Merger dated as of November 2, 2001, by and among Concentra Holding, NHR Acquisition Company, Inc., and National Healthcare Resources, Inc. (incorporated by reference to Exhibit 2.5 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

*3.1	Articles of Incorporation of Concentra Operating.

*3.2	Amended and Restated By-Laws of Concentra Operating.

3.3

Amended and Restated By-Laws of Concentra Operating, as further amended June 20, 2002 (incorporated by reference to Exhibit 3.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*4.1

Indenture dated as of August 17, 1999, by and between Concentra Operating and United States Trust Company of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating.

4.2

Supplemental Indenture dated as of November 5, 2001, among Concentra Operating, HealthNetwork Systems LLC, Medical Network Systems LLC, and The Bank of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating (incorporated by reference to Exhibit 4.2 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.3

Supplemental Indenture dated as of November 20, 2001, among Concentra Operating, National Healthcare Resources, Inc., and The Bank of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating (incorporated by reference to Exhibit 4.3 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

*4.4	Indenture dated as of August 17, 1999, by and between Concentra Holding and United States Trust Company of New York, as Trustee, relating to the 14% Senior Discount Debentures due 2010.

4.5	Supplemental Indenture dated as of June 25, 2002 (incorporated by reference to Exhibit 4.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*4.6	Warrant Agreement dated as of August 17, 1999, by and among Concentra Holding and the several persons named on Schedule I thereto.

4.7

Amendment No. 1 to Warrant Agreement dated as of November 1, 2001, by and among Concentra Holding and the several warrant holders that are signatories thereto (incorporated by reference to Exhibit 4.6 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.8	Form of 13% Series B Senior Subordinated Notes due 2009 of Concentra Operating (included as an exhibit to Exhibit 4.1).

4.9	Form of 14% Senior Discount Debentures due 2010 of Concentra Holding (included as an exhibit to Exhibit 4.4).

4.10	Form of Warrant to acquire Concentra Holding common stock (included as an exhibit to Exhibit 4.6).

*4.11

Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Operating, the Guarantors set forth on the signature pages thereof, and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and Fleet Securities, Inc., as initial purchasers.

4.12

Warrant Agreement dated as of November 1, 2001, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.11 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.13	Form of Warrant to acquire Concentra Holding common stock (included as an exhibit to Exhibit 4.12).

*4.14	Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Holding and the persons named in Schedules I and II thereto.

4.15

Amendment No. 1 to Registration Rights Agreement dated as of November 1, 2001, by and among Concentra Holding and the persons named in Schedules I and II thereto (incorporated by reference to Exhibit 4.14 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

2

4.16

Amendment No. 2 to Registration Rights Agreement dated as of November 5, 2001, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.15 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

**4.17	Amendment No. 3 to Registration Rights Agreement dated as of November 20, 2002, by and among Concentra Holding and the several persons that are signatories thereto.

**4.18	Amendment No. 4 to Registration Rights Agreement dated as of December 1, 2002, by and among Concentra Holding and the several persons that are signatories thereto.

4.19

Bridge Loan Agreement dated as of June 25, 2002 by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

**4.20	Waiver No. 1 to Bridge Loan Agreement dated as of October 23, 2002 by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc.

10.1

Purchase Agreement dated August 17, 1999, by and among Concentra Operating, the Guarantors set forth on the signature pages thereof, and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and Fleet Securities, Inc., as initial purchasers, relating to the issuance and sale of $190,000,000 aggregate principal amount of Concentra Operating’s 13% Senior Subordinated Notes due 2009, Series A.

10.2

Securities Purchase Agreement dated November 1, 2001, by and among Concentra Holding and the several purchasers named on Schedule I thereto, relating to the issuance and sale of 2,266,546 shares of Concentra Holding common stock and warrants to purchase 771,277 shares of Concentra Holding common stock (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.3

Credit Agreement dated as of August 17, 1999, by and among Concentra Holding, Concentra Operating, the Several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as Co-Documentation Agents, and DLJ Capital Funding, Inc., as Syndication Agent (the “Credit Agreement”).

10.4

Amended and Restated Credit Agreement dated as of March 21, 2000, by and among Concentra Holding, Concentra Operating, the Several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as co-Documentation Agents and DLJ Capital Funding, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.5

First Amendment and Waiver dated as of October 18, 2001 to the Amended and Restated Credit Agreement, dated as of March 21, 2000, by and among Concentra Holding, Concentra Operating, the Several Lenders from time to time parties to the Credit Agreement, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as co-Documentation Agents and Credit Suisse First Boston, successor to DLJ Capital Funding, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.5 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.6

Second Amendment and Waiver dated as of June 14, 2002 to the Amended and Restated Credit Agreement, dated as of March 21, 2000, among Concentra Holding, Concentra Operating, the several Lenders from time to time parties to the Credit Agreement, JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent, Fleet National Bank, as documentation agent and Credit Suisse First Boston, as syndication agent (incorporated by reference to Exhibit 10.2 to Concentra Operating’s quarterly report on Form 10-Q for the period ended June 30, 2002).

**10.7

Third Amendment dated as of November 20, 2002 to the Amended and Restated Credit Agreement dated as of March 21, 2000 by and among Concentra Holding, Concentra Operating the Lenders from time to time parties to the Credit Agreement, JPMorgan Chase Bank, as Administrative Agent, Fleet National Bank, as Documentation Agent, and Credit Suisse First Boston, as Syndication Agent.

*10.8

Purchase Agreement dated August 17, 1999, by and among Concentra Holding and the several persons named on Schedule I thereto, relating to the issuance and sale of $110,000,000 aggregate face amount of Concentra Holding’s 14% Senior Discount Debentures due 2010 and Warrants to acquire Concentra Holding common stock.

^*10.9	Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan.

^10.10

Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan as Amended Through June 20, 2002 (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

^10.11

Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan as Amended Through September 24, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

^10.12

Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Appendix G to the Joint Proxy Statement/Prospectus forming a part of Concentra Holding’s Registration Statement on Form S-4 filed on July 31, 1997).

^*10.13	Employment Agreement dated as of August 17, 1999, between Concentra Holding and James M. Greenwood.

^*10.14	Employment Agreement dated as of August 17, 1999, between Concentra Holding and Richard A. Parr II.

^*10.15	Employment Agreement dated as of August 17, 1999, between Concentra Holding and Daniel J. Thomas.

^*10.16	Employment Agreement dated as of August 17, 1999, between Concentra Holding and Thomas E. Kiraly.

^10.17

Employment Agreement dated as of December 4, 2000, between Concentra Holding and William H. Comte (incorporated by reference to Exhibit 10.16 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2000).

^10.18

Employment Agreement dated as of August 5, 2002 between Concentra Holding and Frederick C. Dunlap (incorporated by reference to Exhibit 10.4 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.19

Indemnification Agreement dated as of September 17, 1997, between Concentra Holding and Daniel J. Thomas (identical agreements were executed as of September 17, 1997, between Concentra Holding and each of the following: Joseph F. Pesce, Richard A. Parr II, James M. Greenwood, W. Tom Fogarty, Kenneth Loffredo, Mitchell T. Rabkin, George H. Conrades, Robert A. Ortenzio, Lois E. Silverman, Paul B. Queally, John K. Carlyle) (incorporated by reference to Exhibit 10.17 to Concentra Holding’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.20

Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between Concentra Health Services, Inc. (formerly OccuCenters, Inc.) (“CHS”) and Occupational Health Centers of Southwest, P.A., a Texas professional association (incorporated by reference to Exhibit 10.6 to OccuSystems’ Annual Report on Form 10-K for the year ended December 31, 1995).

10.21

Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between CHS and Occupational Health Centers of Southwest, P.A., an Arizona professional association (incorporated by reference to Exhibit 10.7 to OccuSystems’ Annual Report on Form 10-K for the year ended December 31, 1995).

10.22

Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between CHS and Occupational Health Centers of New Jersey, a New Jersey professional association (incorporated by reference to Exhibit 10.8 to OccuSystems’ Registration Statement on Form S-1 filed on March 28, 1996).

10.23

Interim Administrative Services Agreement dated September 28, 2000, by and between CHS and Em3 Corporation, formerly known as DevCorp Systems, Inc. (incorporated by reference to Exhibit 10.20 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.24

Amendment No. 1 to Interim Administrative Services Agreement dated as of July 1, 2001, by and between CHS and Em3 Corporation (incorporated by reference to Exhibit 10.21 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.25

Interim Software License Agreement dated October 1, 2000, by and among CHS, First Notice Systems, Inc. (“FNS”), and Em3 Corporation (incorporated by reference to Exhibit 10.22 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.26

Amendment No. 1 to Interim Software License Agreement dated July 1, 2001, by and among CHS, FNS and Em3 Corporation (incorporated by reference to Exhibit 10.23 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.27

Administrative Services Agreement dated October 1, 2000, by and between CHS and OccMed Systems, Inc., formerly known as Concentra Development Corporation 2000 (incorporated by reference to Exhibit 10.24 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.28	Stockholders Agreement dated as of August 17, 1999, by and among Concentra Holding and the several persons named in Schedules I and II thereto.

10.29

Amendment No. 1 to Stockholders Agreement dated as of November 1, 2001, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.26 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

**10.30	Amendment No. 2 to Stockholders Agreement dated as of November 20, 2002, by and among Concentra Holding and the several persons named in Schedules I and II thereto

**10.31	Amendment No. 3 to Stockholders Agreement dated as of December 1, 2002, by and among Concentra Holding and the several persons named in Schedules I and II thereto

10.32

Stockholders Agreement dated as of November 20, 2001, by and among Concentra Holding, Welsh, Carson, Anderson & Stowe VIII, L.P., certain holders of common stock and warrants to purchase common stock of Concentra Holding, certain stockholders of National Healthcare Resources, Inc., and Ferrer Freeman and Company, LLC, formerly known as Ferrer, Freeman, Thompson & Co., LLC (incorporated by reference to Exhibit 10.27 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.33

Asset Purchase Agreement among Concentra Holding, Concentra Operating and Em3 Corporation dated as of December 1, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on December 13, 2002).

**21.1	Subsidiaries of Concentra Operating.

**99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

**99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

*	Incorporated by reference to the Registrants’ Registration Statement on Form S-4, initially filed on November 12, 1999.
**	Filed herewith.
^	Indicates that Exhibit is a management contract or compensatory plan or arrangement.