Form 10-Q
period 2003-03-31
CONCENTRA OPERATING CORP
filed 2003-05-13
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation. As of May 1, 2003, there were 35,555,406 shares outstanding of Concentra Inc. common stock, none of which were publicly traded. Currently there is no established trading market for these shares.

CONCENTRA OPERATING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONCENTRA OPERATING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,338	$19,002
Accounts receivable, net	174,573	167,561
Prepaid expenses and other current assets	42,225	39,407

Total current assets	226,136	225,970

Property and equipment, net	132,673	134,981
Goodwill and other intangible assets, net	485,200	486,231
Other assets	40,797	41,456

Total assets	$884,806	$888,638

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Revolving credit facility	$—	$—
Current portion of long-term debt	5,116	3,825
Accounts payable and accrued expenses	97,326	108,513

Total current liabilities	102,442	112,338

Long-term debt, net	475,075	476,001
Deferred income taxes and other liabilities	89,519	90,056
Fair value of hedging arrangements	31,285	33,472

Total liabilities	698,321	711,867

Stockholder’s equity:
Common stock	—	—
Paid-in capital	313,245	311,077
Retained deficit	(126,760)	(134,306)

Total stockholder’s equity	186,485	176,771

Total liabilities and stockholder’s equity	$884,806	$888,638

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2003	2002
Revenue:
Health Services	$118,521	$103,297
Network Services	61,730	57,229
Care Management Services	71,900	79,475

Total revenue	252,151	240,001

Cost of Services:
Health Services	101,373	98,567
Network Services	34,767	33,551
Care Management Services	63,666	67,372

Total cost of services	199,806	199,490

Total gross profit	52,345	40,511

General and administrative expenses	28,538	22,498
Amortization of intangibles	1,035	932

Operating income	22,772	17,081

Interest expense, net	14,544	16,434
Gain on change in fair value of hedging arrangements	(2,187)	(5,190)
Other, net	647	(688)

Income before income taxes	9,768	6,525
Provision for income taxes	2,335	3,569

Net income	$7,433	$2,956

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2003	2002
Operating Activities:
Net income	$7,433	$2,956
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	11,194	10,310
Amortization of intangibles	1,035	932
Gain on change in fair value of hedging arrangements	(2,187)	(5,190)
Write-off of fixed assets	(258)	13
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(7,012)	4,814
Prepaid expenses and other assets	(2,159)	(207)
Accounts payable and accrued expenses	(9,808)	(20,391)

Net cash used in operating activities	(1,762)	(6,763)

Investing Activities:
Acquisitions, net of cash acquired	—	(1,800)
Proceeds from the licensing of internally-developed software	—	515
Purchases of property, equipment and other assets	(7,154)	(9,592)

Net cash used in investing activities	(7,154)	(10,877)

Financing Activities:
Borrowings under revolving credit facilities, net	—	15,500
Contribution from issuance of common stock by parent	242	162
Repayments of debt	(2,490)	(133)
Proceeds from the issuance of debt	1,500	1,500
Other	—	(8)

Net cash provided by (used in) financing activities	(748)	17,021

Net Decrease in Cash and Cash Equivalents	(9,664)	(619)

Cash and Cash Equivalents, beginning of period	19,002	8,950

Cash and Cash Equivalents, end of period	$9,338	$8,331

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$18,240	$21,749
Income taxes paid, net	$594	$680

Noncash Investing and Financing Activities:
Capital lease obligations	$1,355	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying unaudited consolidated financial statements have been prepared by Concentra Operating Corporation (the “Company” or “Concentra Operating”) pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Results for interim periods should not be considered indicative of results for a full year. These consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements and, accordingly, should be read in conjunction with the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes for the year ended December 31, 2002, included in the Company’s 2002 Form 10-K, where certain terms have been defined. Earnings per share has not been reported for all periods presented, as Concentra Operating is a wholly-owned subsidiary of Concentra Inc. (“Concentra Holding”) and has no publicly held shares.

(1) Reclassifications and Business Combinations

Certain reclassifications have been made in the 2002 financial statements to conform to classifications used in 2003. The consolidated statements of operations and cash flows for the quarter ended March 31, 2002 have been adjusted to include the historical results of Em3 Corporation (“Em3”) and OccMed Systems, Inc. (“OccMed”). Effective December 1, 2002, the Company acquired substantially all of the assets and liabilities of Em3 and OccMed. Because the Company’s controlling stockholder, Welsh, Carson, Anderson & Stowe (“WCAS”), also controlled these two acquired companies, the accounting for these acquisitions is viewed as a reorganization of entities under common control. Accordingly, the historical costs of the acquired companies’ assets and liabilities have been utilized as if WCAS contributed their interest in the acquired companies to the Company at their historical cost. The remainder acquired by the Company was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 141, Business Combinations (“SFAS 141”) whereby assets and liabilities are “stepped-up” to fair value with the remainder allocated to goodwill. Accordingly, the Company has consolidated Em3 and OccMed’s historical financial statements with those of the Company, and the equity interest of other investors, which are 34% for Em3 and 31% for OccMed, have been reflected as a minority interest in the Company’s financial statements for periods prior to December 1, 2002. The Company’s net income for the three months ended March 31, 2002 was reduced by $2.2 million as a result of the historical restatement for the Em3 and OccMed acquisitions. As a result, the amounts reported in the accompanying consolidated financial statements of the Company differ from amounts previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2002.

(2) Stock Based Compensation Plans

Concentra Holding issues stock options to the Company’s employees and outside directors. The Company accounts for these plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized related to stock option grants when the exercise price is equal to the market price on the date of grant.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period. Had compensation cost for these plans been determined consistent with SFAS 123, the Company’s net income would have been decreased to the following supplemental pro forma net income amounts (in thousands):

	Three Months Ended March 31,
	2003	2002
Net income:
As reported	$7,433	$2,956
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,112)	(893)

Supplemental pro forma	$6,321	$2,063

For purposes of this disclosure, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Three Months Ended March 31,
	2003	2002
Risk-free interest rates	2.8%	4.7%
Expected volatility	19.0%	28.8%
Expected dividend yield	—	—
Expected weighted average life of options in years	5.0	6.0

(3) Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS 143 on January 1, 2003. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value when either the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees who will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The Company adopted SFAS 146 on January 1, 2003. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock options. See “Note 2, Stock Based Compensation Plans” for the disclosures required by SFAS 148.

In April 2003, the FASB issued SFAS 149, Amendment of Statement of 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial statements.

(4) Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets is comprised of the following (in thousands):

	March 31, 2003	December 31, 2002
Amortized intangible assets, gross:
Customer contracts	$6,190	$6,190
Covenants not to compete	4,305	4,305
Customer lists	3,420	3,420
Servicing contracts	3,293	3,293
Licensing and royalty agreements	285	285

	17,493	17,493

Accumulated amortization of amortized intangible assets:
Customer contracts	(2,163)	(1,770)
Covenants not to compete	(1,714)	(1,411)
Customer lists	(2,661)	(2,430)
Servicing contracts	(467)	(384)
Licensing and royalty agreements	(149)	(123)

	(7,154)	(6,118)

Amortized intangible assets, net	10,339	11,375

Non-amortized intangible assets:
Goodwill	474,707	474,702
Trademarks	154	154

	$485,200	$486,231

The change in the net carrying amount of amortized intangible assets is due to amortization.

The net carrying value of goodwill by operating segment is as follows (in thousands):

	March 31, 2003	December 31, 2002
Health Services	$243,731	$243,726
Network Services	184,902	184,902
Care Management Services	46,074	46,074

	$474,707	$474,702

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Amortization expense for intangible assets with finite lives was $1.0 million and $0.9 million for the three months ended March 31, 2003 and 2002, respectively. Estimated amortization expense on intangible assets with finite lives for the five succeeding fiscal years ending December 31 is as follows (in thousands):

2003	$3,912
2004	3,293
2005	2,031
2006	483
2007	393

(5) Revolving Credit Facility and Long-Term Debt

The Company’s long-term debt as of March 31, 2003, and December 31, 2002, consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
Term Facilities:
Tranche B due 2006	$224,044	$224,626
Tranche C due 2007	112,023	112,314
13.0% Senior Subordinated Notes due 2009	142,500	142,500
Other	1,624	386

	480,191	479,826
Less: Current maturities	(5,116)	(3,825)

Long-term debt, net	$475,075	$476,001

The Company had no revolving credit borrowings at March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003, and December 31, 2002, accrued interest was $6.9 million and $11.4 million, respectively.

In February 2003, the Company entered into a five-year capital lease for software. The Company paid $1.5 million to the lessor at the lease execution, with the remaining $1.5 million to be paid in February 2004. At the end of the five-year term, the Company has the option to extend the term of the agreement. The software will be amortized over the term of the lease.

The Company has a credit agreement (the “Credit Facility”) with a consortium of banks, providing for term loans and a $100 million revolving credit facility. The term loans were issued as a $250 million term loan (the “Tranche B Term Loan”) and a $125 million term loan (the “Tranche C Term Loan”) bearing interest, at the Company’s option, at the Applicable Base Rate (“ABR”), as defined, plus 2.25% and 2.50%, respectively, or the one, two, three, or six month Eurodollar Rate, as defined, plus 3.25% and 3.50%, respectively. The Tranche B Term Loan matures on June 30, 2006, and requires quarterly principal payments of $0.6 million through June 30, 2005, and $58.8 million for each of the remaining four quarters. The Tranche C Term Loan matures on June 30, 2007, and requires quarterly principal payments of $0.3 million through June 30, 2006, and $29.1 million for each of the remaining four quarters. The Revolving Credit Facility provides for borrowing up to $100 million and matures on August 17, 2005.

The Credit Facility and the 13% senior subordinated notes (the “13% Subordinated Notes”) contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company’s capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, cross default provisions with other indebtedness of Concentra Operating and Concentra Holding, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, for the first quarter of 2003. These ratio tests become more restrictive for future quarters

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

through the third quarter of 2005 compared to the levels that the Company was required to meet for 2002 and the first quarter of 2003. The Company’s ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. The Company’s obligations under the Credit Facility are secured by a pledge of stock in the Company’s subsidiaries and a pledge of the Company’s and its subsidiaries’ assets. The Company believes it will be in compliance with the covenants for the next twelve months.

The fair value of the Company’s borrowings under the Credit Facility was $331.0 million and $323.5 million, as of March 31, 2003 and December 31, 2002, respectively. The fair value of the Company’s 13% Subordinated Notes was $153.9 million and $143.2 million at March 31, 2003 and December 31, 2002, respectively. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

(6) Unusual Charge Reserves

During the three months ended March 31, 2003, the Company paid approximately $0.4 million related to the unusual charges that occurred in the first quarter of 1998, fourth quarter of 1998 and fourth quarter of 2001. At March 31, 2003, approximately $1.9 million of the unusual cost accrual remained for facility obligations with terms expiring through 2006, costs related to personnel reductions and other unusual charges. The Company anticipates that the majority of this liability will be paid over the next 12 months.

(7) Changes in Stockholder’s Equity

In addition to the effects on Stockholder’s Equity from the Company’s results of operations that decreased the retained deficit, the Company’s paid-in capital increased in 2003 on a year to date basis primarily due to $1.8 million of tax benefits from Concentra Holding.

(8) Segment Information

Operating segments represent components of the Company’s business that are evaluated regularly by key management in assessing performance and resource allocation. The Company’s comprehensive services are organized into the following segments: Health Services, Network Services and Care Management Services.

Health Services provides specialized injury and occupational healthcare services to employers through its centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. To meet the requirements of large employers whose workforce extends beyond the geographic coverage available to the Company’s centers, this segment has also developed a network of select occupational healthcare providers that use the Company’s proprietary technology to benchmark treatment methodologies and outcomes achieved. Health Services, and the joint ventures Health Services controls, own all the operating assets of the occupational healthcare centers, including leasehold interests and medical equipment.

The Network Services segment includes those businesses that primarily involve the review and repricing of provider bills. For these services, the Company is primarily compensated based on the degree to which the Company achieves savings for its clients, as well as on a fee per bill or claims basis. This segment includes our specialized preferred provider organization, provider bill repricing and review, out-of-network bill review and first report of injury services.

Care Management Services includes the Company’s professional services aimed at curtailing the cost of workers’ compensation and auto insurance claims through field case management, telephonic case management, independent medical examinations and utilization management. These services also concentrate on monitoring the timing and appropriateness of medical care.

Revenue from individual customers, revenue between business segments and revenue, operating profit and identifiable assets of foreign operations are not significant.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The Company’s unaudited financial data on a segment basis was as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Revenue:
Health Services	$118,521	$103,297
Network Services	61,730	57,229
Care Management Services	71,900	79,475

	252,151	240,001
Gross profit:
Health Services	17,148	4,730
Network Services	26,963	23,678
Care Management Services	8,234	12,103

	52,345	40,511
Operating income (loss):
Health Services	10,166	(1,266)
Network Services	17,563	16,462
Care Management Services	1,827	6,834
Corporate general and administrative expenses	(6,784)	(4,949)

	22,772	17,081

Interest expense, net	14,544	16,434
Gain on change in fair value of hedging arrangements	(2,187)	(5,190)
Other, net	647	(688)

Income before income taxes	9,768	6,525
Provision for income taxes	2,335	3,569

Net income	$7,433	$2,956

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our disclosure and analysis in this report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Wherever possible, we have identified these “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”)) by words and phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions.

Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, we can give no assurance that we will achieve these plans, intentions and expectations. Any or all forward-looking statements in this report may turn out to be wrong. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we currently believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in our Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

Because we are subject to these risks and uncertainties, and for the other reasons described above, we caution readers not to place undue reliance on the forward-looking statements we make. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained throughout this report. Other than as required by law, our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. This discussion and analysis should be read in conjunction with our consolidated financial statements.

Overview

Concentra Operating Corporation (the “Company”) is a leading provider of healthcare and related services, specializing in performing quality medical care and containing healthcare and workers’ compensation costs. We provide these services to the workers’ compensation, occupational healthcare, automobile insurance, and group health and related employee benefits markets. Our services are divided into three primary business segments: Health Services, Network Services and Care Management Services.

Our Health Services segment provides specialized injury and occupational healthcare services to employers through our health centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. To meet the requirements of large employers whose workforce extends beyond the geographic coverage available to our centers, we have also developed a network of select occupational healthcare providers that use our proprietary technology to benchmark treatment methodologies and outcomes achieved.

Our Network Services segment includes our specialized preferred provider organization, provider bill repricing and review, out-of-network bill review and first report of injury services. This segment includes those businesses that primarily involve the review and repricing of provider bills. For these services, we are primarily compensated based on the degree to which we achieve savings for our clients, as well as on a fee per bill or claims basis.

Our Care Management Services segment includes our professional services aimed at curtailing the cost of workers’ compensation and auto insurance claims through field case management, telephonic case management, independent medical examinations and utilization management. These services also concentrate on monitoring the timing and appropriateness of medical care.

The following table provides certain information concerning our occupational healthcare centers:

	Three Months Ended March 31,	Year Ended December 31,
	2003	2002	2001
Centers at the end of the period(1)	245	244	244
Centers acquired during the period(2)	—	3	15
Centers developed during the period	1	1	12

(1)	Does not include the assets of the centers that were acquired and subsequently divested or consolidated into existing centers during the period.
(2)	Represents centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers during the period. We acquired four centers and twelve centers that were subsequently consolidated into existing centers during the years ended December 31, 2002 and 2001, respectively. We did not acquire any centers during the three months ended March 31, 2003.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

The following tables provides the results of operations for three months ended March 31, 2003 and 2002 ($            in millions):

	Three Months Ended		Change
	March 31, 2003	March 31, 2002	$	%
Revenue:
Health Services	$118.5	$103.3	$15.2	14.7%
Network Services	61.8	57.2	4.6	7.9%
Care Management Services	71.9	79.5	(7.6)	(9.5%)

Total revenue	$252.2	$240.0	$12.2	5.1%

Cost of services:
Health Services	$101.4	$98.6	$2.8	2.8%
Network Services	34.8	33.5	1.3	3.6%
Care Management Services	63.6	67.4	(3.8)	(5.5%)

Total cost of services	$199.8	$199.5	$0.3	0.2%

Gross profit:
Health Services	$17.1	$4.7	$12.4	262.5%
Network Services	27.0	23.7	3.3	13.9%
Care Management Services	8.2	12.1	(3.9)	(32.0%)

Total gross profit	$52.3	$40.5	$11.8	29.2%

Gross profit margin:
Health Services	14.5%	4.6%		9.9%
Network Services	43.7%	41.4%		2.3%
Care Management Services	11.5%	15.2%		(3.7%)

Total gross profit margin	20.8%	16.9%		3.9%

Revenue

The increase in revenue was due primarily to growth in our Health Services and Network Services businesses, partially offset by a decrease in our Care Management Services business. Also, the revenue increase was due to a change in accounting estimate for accounts receivable reserves in the first quarter of 2002 whereby we increased contractual allowances and correspondingly reduced revenue by $5.4 million in that quarter. Following an extensive review of our accounts receivable history and collection experience that used new data provided by recently implemented information systems, we determined that additional contractual allowances were required as of March 31, 2002. This increase in accounts receivable reserves related primarily to Health Services, which reduced its revenue by $7.9 million, and was partially offset by receivables reserve decreases of $1.3 million in Network Services and $1.2 million in Care Management Services.

Health Services. Health Services’ first quarter 2003 revenue increase from 2002 was due to $7.4 million, or 6.6%, growth in visits and average revenue per visit. The remaining $7.9 million increase was due to the 2002 revenue reduction due to the accounts receivable reserve increase. Despite the impact of severe winter storms in the eastern and southwestern portions of the nation in the first quarter of 2003, the number of total patient visits per day to our centers in the first quarter of 2003 increased 1.5% compared to the first quarter of 2002 and increased 0.7% on a same-center basis. Our “same-center” comparisons represent all centers that Health Services has operated for the previous two full years and includes the effects of any centers acquired and subsequently consolidated into existing centers. For the three months ended March 31, 2003 and 2002, Health Services derived 72.8% and 71.4% of its comparable same-center net revenue from the treatment of work-related injuries and illnesses, respectively, and 27.2% and 28.6% of its net revenue from non-injury and non-illness related medical services, respectively. Excluding on-site and ancillary services, injury-related visits constituted 51.0% of same-center visits in the first quarters of 2003 and 2002. On a same-center basis, average revenue per visit increased 4.4% for the first three months of 2003 as compared to the same period in the prior year, due primarily to increases in the average prices charged for our services. We currently anticipate further price increases in our Health Services segment due to increases in the fee schedules that apply to our services in key states in which we do business. Same-center revenue was $106.0 million and $100.9 million for the first quarters of 2003 and 2002, respectively, while revenue from acquired and developed centers and ancillary services was $12.5 million and $10.3 for the same respective periods.

Network Services. This segment’s revenue increased $5.8 million, or 10.3%, for the first quarter of 2003 from the same quarter of 2002 due to growth in billings, partially offset by the $1.3 million revenue increase due to the first quarter of 2002 accounts receivable reserve decrease. Our non-network medical providers’ bill review services provided the majority of the revenue increase due to an increase in the amount of gross charges reviewed as compared to the prior year and the amount of savings achieved through our review of medical charges. Increases in our workers’ compensation based preferred provider organization, provider bill repricing and review and first notice of loss services also contributed to the revenue increase. These increases related primarily to the addition of new customer accounts in these lines of business.

Care Management Services. Revenue for our Care Management Services segment decreased by $6.4 million, or 8.2%, for the first three months of 2003 from the same period in the prior year due to lower billings and decreased $1.2 million due to the revenue increase in the first quarter of 2002 due to the accounts receivable reserve decrease. The billing decrease was due to declines in our case management and independent medical exams services.

Like our two other business segments, a majority of our Care Management Services are provided to clients in the workers’ compensation market. In a manner similar to our other business segments, we have experienced declines in referral trends, which we believe primarily relate to the overall drop in nationwide employment and related rates of workplace injuries. Generally, Health Services is the first segment to be affected by economic downturns and upturns since it sees patients at the initial time of injury. Network Services is the second segment to be affected since it involves the review of bills generated from injury-related visits. Care Management Services is the final segment to experience the effects of changing injury trends since it generally receives referrals for service a number of months after the initial injury occurs. Accordingly, we believe a primary cause of the decline in revenue experienced in Care Management Services in 2003 is related to the effects of declines in workplace injuries that we experienced in the Health Services business during 2002. As we are currently seeing gradual improvements in the relative visit amounts in our Health Services business, we anticipate that we could experience a similar future recovery in the rates of referrals in Care Management Services based on the degree to which employment trends stabilize and return to historical rates of growth.

In addition to the economic effects described above, we have encountered, to a lesser extent, some revenue declines in our independent medical exams services associated with client referral volume decreases due to integration of acquired operations with our own and increased competition.

Cost of Services

The increase in total cost of services in the first quarter of 2003 from the first quarter of 2002 was partially offset by adjustments to the accounts receivable reserves in the first quarter of 2002. As part of the review of our accounts receivable history and collection experience, Health Services recorded an adjustment of $1.7 million to bad debt expense in the first quarter of 2002 to increase its bad debt reserves. Total cost of services increased $2.0 million, or 1.0% in the first quarter of 2003 from the same period in 2002 due to increased costs in Health Services and Network Services, partially offset by decreased expenses in Care Management Services. The increase in costs was partially offset by the $1.7 million accounts receivable adjustment in 2002.

The increases in the gross profit and gross profit margin were due to increases for Health Services and Network Services, partially offset by declines in Care Management Services. Our overall gross and operating margins were also improved during the quarter due to a reduction in total personnel levels by approximately 530 since the first quarter of 2002. These reductions were primarily made in our Care Management Services segment and in certain information technology and administrative functions.

Health Services. The primary factor in Health Services’ gross profit increase in the first quarter of 2003 as compared to the first quarter of 2002 was a $9.6 million increase in accounts receivable reserves related to the change in accounting estimate in the first quarter of 2002, consisting of a $7.9 million reduction in revenue and a $1.7 million increase in cost of services. Health Services’ remaining gross profit increase of $2.8 million was primarily due to improved revenue and our corresponding utilization of the fixed nature of our existing center facilities.

Network Services. Network Services’ gross profit increase was partially offset by the $1.3 million accounts receivable adjustment in the first quarter of 2002. This segment’s increases were primarily due to revenue growth and the relatively fixed nature of this segment’s expenses.

Care Management Services. Decreases in this segment’s comparative gross margin related primarily to reductions in revenue that were not fully offset by reductions in costs. Additionally, the $1.2 million accounts receivable reserve adjustment in the first quarter of 2002 contributed to this decrease.

General and Administrative Expenses

General and administrative expenses increased 26.8% in the first quarter of 2003 to $28.5 million from $22.5 million in the first quarter of 2002, or 11.3% and 9.4% as a percentage of revenue for the first quarters of 2003 and 2002, respectively. The first quarter 2003 increase in general and administrative expenses is primarily due to increases in compensation and benefits cost in 2003, as well as the effect of a $3.9 million reduction in employee benefits in the first quarter of 2002 associated with a reduction in the amount of employee contributions we matched in our defined contribution plan as compared to prior years. Higher depreciation and property and casualty costs in 2003 also contributed to this increase.

Interest Expense, net

Interest expense decreased $1.9 million in the first quarter of 2003 to $14.5 million from $16.4 million in the first quarter of 2002. This decrease was due primarily to the redemption of $47.5 million of our 13% senior subordinated notes in July 2002 and the prepayment of $25.0 million of our credit facility in November 2002. As of March 31, 2003, approximately 70.0% of our debt contained floating rates. Although we utilize interest rate hedges to manage a significant portion of this market exposure, rising interest rates would negatively impact our results. See “Liquidity and Capital Resources” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Interest Rate Hedging Arrangements

In 2003 and 2002, we used interest rate collars to reduce our exposure to variable interest rates and because our senior secured credit agreement requires them. These collars generally provide for certain ceilings and floors on interest payments as the three-month LIBOR rate increases and decreases, respectively. The changes in fair value of this combination of ceilings and floors were recognized each period in earnings. We recorded gains of $2.2 million and $5.2 million in the first quarters of 2003 and 2002, respectively. These gains were based upon the change in the fair value of our interest rate collar agreements. This earnings impact and any subsequent changes in our earnings as a result of the changes in the fair values of the interest rate collars are non-cash charges or credits and do not impact cash flows from operations or operating income. There have been, and may continue to be, periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. Further, if we hold these collars to maturity (2004 and 2005), the earnings adjustments will offset each other on a cumulative basis and will ultimately equal zero.

Provision for Income Taxes

We recorded tax provisions of $2.3 million and $3.6 million in the first quarters of 2003 and 2002, which reflected effective tax rates of 23.9% and 54.7%, respectively. The effective rate differed from the statutory rate primarily due to the impact of state income taxes and the deferred income tax valuation allowance. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate in 2003. Due to our recent operating history and other factors, we have established a valuation allowance for certain of our deferred tax assets. To the extent that we achieve consistent levels of profitability in future periods, we may receive future benefits in our income tax provision associated with the reduction of these valuation allowances.

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

We completed no acquisitions in the first quarter of 2003. However, we currently believe we will consummate several acquisitions of centers in transactions that are small in size in our Health Services segment during the second quarter of 2003.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. We adopted SFAS 143 on January 1, 2003. The adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value when either the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees who will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. We adopted SFAS 146 on January 1, 2003. The adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock options. See Note 6, “Stock Based Compensation Plans” in our consolidated financial statements for the disclosures required by SFAS 148.

In April 2003, the FASB issued SFAS 149, Amendment of Statement of 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on our financial statements.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Cash flows from operating activities used $1.8 million and $6.8 million for the three months ended March 31, 2003 and 2002, respectively. The increase in cash flows from operating activities in the first quarter of 2003 as compared to the first quarter of 2002 was primarily a result of increased operating income and a decreased reduction in accounts payable and accrued liabilities, partially offset by increased accounts receivable and prepaid expenses and other assets. During the first quarter of 2003, $18.9 million of cash was used by changes in working capital, related to increased accounts receivable of $7.0 million, increased prepaid expenses and other assets of $2.2 million and decreased accounts payable and accrued expenses of $9.8 million. The increase in accounts receivable primarily relates to increases in revenue in the first quarter of 2003. Accounts payable and accrued expenses decreased due to the timing of certain payments, including payment of accrued interest on our debt. During the first quarter of 2002, $15.8 million of cash was used by changes in working capital, primarily related to an decrease in accounts payable and accrued expenses of $20.4 million, partially offset by decreases in accounts receivable of $4.8 million. Accounts payable and accrued expenses decreased primarily due to the timing of certain payments, including the payment of accrued interest on our debt and payroll-related items. The first quarter 2002 decrease in net accounts receivable primarily relates to a $7.1 million net adjustment to increase contractual and bad debt allowances, partially offset by increases in accounts receivable due to revenue growth. The 2002 adjustment was a result of the change in accounting estimate for accounts receivable reserves discussed earlier.

Our days sales outstanding (“DSO”) on accounts receivable was 62 days at March 31, 2003, as compared to 66 days as of March 31, 2002. We calculated DSO based on accounts receivable, net of allowances, divided by the average revenue per day for the prior three months. The decrease in the DSO in the first quarter of 2003 from the first quarter of 2002 was primarily due to increased collections and increased allowances on accounts receivable.

In the first quarter of 2003, we paid approximately $0.4 million related to unusual charges that occurred in the first quarter of 1998, fourth quarter of 1998 and fourth quarter of 2001. At March 31, 2002, approximately $1.9 million of the accrual for these unusual charges remained for facility lease obligations, personnel reduction costs and other payments. We anticipate that the majority of this liability will be paid over the next 12 months.

Cash Flows from Investing Activities. In the first quarter of 2003, we used net cash of $7.2 million to purchase property, equipment and other assets, the majority of which was spent on new computer hardware and software technology, including $1.5 million of software acquired under a capital lease. In the first quarter of 2002, we used net cash of $1.8 million in connection with acquisitions and $9.6 million of cash to purchase property, equipment and other assets, the majority of which was spent on new computer hardware and software technology, and leasehold improvements. Cash flows from investing activities for the first quarter of 2002 also included $0.5 million of cash received from the sale of internally-developed software. As required by accounting pronouncements, the proceeds from this sale were offset against the amount capitalized on the consolidated balance sheet and were not recognized as revenue.

Cash Flows from Financing Activities. Cash flows used in financing activities in the first quarter of 2003 of $0.7 million were primarily due to payments on debt of $2.5 million, partially offset by $1.5 million in proceeds from a capital lease. In February 2003, we entered into a five-year capital lease for software. We paid $1.5 million at the lease execution, with the remaining payment due in one year. Additionally, we paid $1.0 million of long-term debt in the first quarter of 2003. Cash flows provided by financing activities in the first quarter of 2002 of $17.0 million were primarily due to $15.5 million in borrowings under our revolving credit facility and $1.5 million in proceeds from the issuance of short-term debt.

As necessary, we make short-term borrowings under our $100 million revolving credit facility for working capital and other purposes. Given the timing of our expenditures for payroll, interest payments, acquisitions and other significant outlays, our level of borrowing under our revolving credit facility can vary substantially throughout the course of an operating period. During the past year, the level of our borrowings under our revolving credit facility has varied in the following manner (in thousands):

Quarters Ending	Borrowing Level
	Minimum	Maximum	Average	Ending
March 31, 2002	$6,000	$35,000	$22,389	$21,500
June 30, 2002	—	29,000	19,082	—
September 30, 2002	—	28,500	12,821	6,000
December 31, 2002	—	12,500	1,957	—
March 31, 2003	—	9,500	1,961	—

Our credit agreement requires us to satisfy certain financial covenant ratio requirements including leverage ratios, interest coverage ratios and fixed charge coverage ratios. In the first quarter of 2003, we were in compliance with our covenants, including our financial covenant ratio tests. The leverage ratio and interest coverage ratio requirements for the quarter ended March 31, 2003, were 4.40 to 1.00 and 1.90 to 1.00, respectively. These ratio requirements become more restrictive in future quarters through the third quarter of 2005. Although we currently anticipate achieving these required covenant levels, our ability to be in compliance with these more restrictive ratios will be dependent on our ability to increase cash flows over current levels. At March 31, 2003, we had no borrowings outstanding under our $100 million revolving credit facility.

Our debt agreement also contains prepayment requirements that occur if our financial performance exceeds certain prescribed levels. If we have excess cash flow, as defined in the agreement, we are subject to mandatory principal repayments. We were not subject to these mandatory repayments in the first quarters of 2002 or 2003. However, we anticipate that we may meet these requirements in future periods based upon our current financial projections.

We currently believe that our cash balances, the expected cash flow generated from operations and our borrowing capacity under our revolving credit facility will be sufficient to fund our working capital, occupational healthcare center acquisitions and capital expenditure requirements for the immediately foreseeable future. Our long-term liquidity needs will consist of working capital and capital expenditure requirements, the funding of any future acquisitions, and repayment of borrowings under our revolving credit facility and the repayment of outstanding indebtedness. We intend to fund these long-term liquidity needs from the cash generated from operations, available borrowings under our revolving credit facility and future debt or equity financing. However, our ability to generate cash is subject to general economic and industry conditions that are beyond our control. Therefore, it is possible that our business will not generate sufficient cash flow from operations. Additionally, we cannot be certain that any future debt or equity financing will be available on terms favorable to us, or that our long-term cash generated from operations will be sufficient to meet our long-term obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. In order to hedge a portion of this risk under our current credit agreements, we have utilized interest rate collars. We have performed sensitivity analyses to assess the impact of changes in the interest rates on the value of our market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value or cash flow relative to our debt instruments. However, the same hypothetical 10% movement in interest rates would change the fair value of our hedging arrangements and pretax earnings by $0.7 million as of March 31, 2003. Market rate volatility is dependent on many factors that are impossible to forecast and actual interest rate increases could be more or less severe than this 10% increase. For more information on the interest rate collars, see Note 5 “Revolving Credit Facility and Long-Term Debt” in the audited consolidated financial statements of our 2002 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this quarterly report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act) are effective in timely providing them with material information required to be disclosed by the Company in its filings under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls since the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

(a)	Exhibits:

Exhibit No.	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K during the quarter ended March 31, 2003:

Form 8-K filed February 12, 2003 reporting under Item 7 and Item 9 the Company’s press release announcing the Company’s earnings for the quarter and year ended December 31, 2002.

Form 8-K/A filed February 18, 2003 reporting under Item 7 the financial statements and pro forma financial information for the Company’s acquisition of Em3 Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCENTRA OPERATING CORPORATION

May 13, 2003	By: /s/ Thomas E. Kiraly
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ DANIEL J. THOMAS

Daniel J. Thomas Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas E. Kiraly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Concentra Operating Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ THOMAS E. KIRALY

Thomas E. Kiraly Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002