Form 10-K/A
period 2002-12-31
CONCENTRA OPERATING CORP
filed 2003-07-31
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 001-15699

Concentra Operating Corporation

(Exact name of registrant as specified in its charter)

Nevada	75-2822620
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5080 Spectrum Drive, Suite 400 West	75001
Addison, Texas	(Zip Code)
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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Concentra Operating Corporation (the “Company”) hereby amends Item 15 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to provide condensed consolidating financial information for the Company and the guarantor and non-guarantor subsidiaries of the Company’s debt, as required by Rule 3-10(f) of Regulation S-X. See Footnote 14 to the consolidated financial statements.

Please note that the information contained in this Form 10-K/A, including the financial statements and the notes thereto, does not reflect events occurring after March 27, 2003, which was the filing date of the original Form 10-K. Such events include, among others, the events described in our quarterly report on Form 10-Q for the period ending March 31, 2003 and the events subsequently described in our current reports on Form 8-K. For a description of these events, please read our exchange act reports filed since March 27, 2003, including our quarterly report on Form 10-Q for the period ended March 31, 2003 and our current reports on Form 8-K.

CONCENTRA OPERATING CORPORATION

Form 10-K/A

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

Services and Operations

We provide our customers with quality healthcare and related services, including a comprehensive solution for controlling their costs. Our services include:

Description of Service	Customer Segment
Health Services - Health services for workplace injuries and other employment- related healthcare needs	Occupational Healthcare Workers’ Compensation
Network Services - In and out-of-network bill review and repricing services designed to reduce medical and administrative costs	Workers’ Compensation Auto Insurance Group Health and Related Employee Benefits
Care Management Services - Professional services designed to coordinate and facilitate the provision of appropriate medical care and reduce disability duration	Workers’ Compensation Auto Insurance Employee Benefits

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

Care Management Services

We provide care management services that monitor, coordinate, and facilitate the delivery of appropriate medical care for workers’ compensation, auto injury, and certain employee benefits claims, including short-term disability, long-term disability, and FMLA. Care management services are designed to maximize medical improvement and, where appropriate, expedite return to work. Consequently, the performance of care management services can significantly reduce the costs of disability claims. Our care management services include:

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

HIPAA Administrative Simplification Provisions - Patient Privacy and Security

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
	(in thousands)
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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

The following discussion and analysis contains forward-looking statements. See page 4 for a detailed discussion of forward-looking statements in this report. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results may differ materially from those expressed in forward-looking statements because of certain risks and uncertainties, including the risk factors discussed in detail in Item 1, “Business,” including “Risk Factors.” This discussion and analysis should be read in conjunction with our audited consolidated financial statements.

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

Option Grants in Last Fiscal Year

Individual Grants

	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)(2)
					5%	10%
Daniel J. Thomas	207,000	17.61%	16.50	12/16/12	2,147,990	5,443,427
William H. Comte.	—	—	—	—	—	—
James M. Greenwood	—	—	—	—	—	—
Thomas E. Kiraly	—	—	—	—	—	—
Richard A. Parr II.	—	—	—	—	—	—

(1)	The vesting of the option is cumulative, and no vested portion will expire until the expiration of the option. The option vests over a four-year period, with 25% of the option vesting and becoming exercisable on December 16 in each of 2004, 2005, 2006, and 2007.
(2)	These amounts represent certain assumed rates of appreciation only and are based on an original fair market value of $16.50 per share, which is based on the most recent third-party sale of Concentra Holding common stock. Actual gains, if any, on stock option exercises will depend upon the future market for Concentra Holding common stock and the price at which it can be sold.

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

401(k) Plan

Concentra Holding has a defined contribution plan that complies with Section 401(k) of the Code. Substantially all employees of Concentra Holding and its subsidiaries, including certain officers and directors of Concentra Operating, are eligible to participate in the 401(k) plan once they have attained age 21 and completed 1,000 hours of service within a consecutive 12 month period of service. Generally, employees may contribute amounts up to a maximum of 25% of their pre-tax eligible compensation. Under the 401(k) plan, Concentra Holding has the option of matching a portion of the participants’ pretax contributions. For 2002 and 2001 we elected to match 25% of participants’ pretax contributions during the plan year, up to a maximum of 4% of each participant’s eligible compensation as defined in the 401(k) plan document, subject to a maximum of $30,000.

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

Name	Number of Shares	Percent (%)
Welsh, Carson, Anderson & Stowe VIII, L.P. (1)	24,608,653	64.94%
320 Park Avenue, Suite 2500
New York, NY 10022
FFC Partners I, L.P. (2)	2,283,381	6.03
c/o Ferrer Freeman and Company, LLC
The Mill
10 Glenville Street
Greenwich, CT 06831
Paul B. Queally (3)	23,836,949	62.91
c/o Welsh, Carson, Anderson & Stowe
320 Park Avenue, Suite 2500
New York, NY 10022
Carlos A. Ferrer (4)	2,283,381	6.03
c/o Ferrer Freeman and Company, LLC
The Mill
10 Glenville Street
Greenwich, CT 06831
D. Scott Mackesy (5)	23,823,386	62.87
c/o Welsh, Carson, Anderson & Stowe
320 Park Avenue, Suite 2500
New York, NY 10022
John K. Carlyle (6)	58,466	*
James T. Kelly (7)	10,000	*
Daniel J. Thomas (8)	277,850	*
Thomas E. Kiraly (9)	93,973	*
James M. Greenwood (10)	145,130	*
Richard A. Parr II (11)	40,647	*
Steven E. Nelson (12)	82,591	*
All directors and executive officers as a group (10 individuals)	26,853,781	70.87

*	Less than one percent.

(1)	Includes 1,168,307 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 20,000 shares acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by WCAS are owned of record by Welsh, Carson, Anderson & Stowe VI, L.P. (1,792,712), WCAS Healthcare Partners, L.P. (118,410), WCAS Capital Partners III, L.P. (619,356), and WCAS Management Corp. (256). An aggregate of 810,064 shares reflected as owned by WCAS are owned beneficially and of record by certain individuals, including Messrs. Mackesy and Queally, who are members of the limited liability company that serves as its sole general partner, or who are employed by its investment adviser. Except for 38,961 shares held by Mr. Queally and 24,797 shares held by Mr. Mackesy, such individuals disclaim beneficial ownership of such shares.
(2)	Includes 60,560 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 10,000 shares acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by FFC Partners I, L.P. are owned beneficially and of record by FFC Partners II, L.P. (236,003) and FFC Executive Partners L.P. (2,526). Carlos A. Ferrer and David A. Freeman are the only members of the limited liability company that serves as the sole general partner of FFC Partners I, L.P., FFC Partners II, L.P. and FFC Executive Partners, L.P. These individuals may be deemed to share beneficial ownership of the shares owned of record by these entities. Except for 10,000 shares, Mr. Ferrer disclaims beneficial ownership of any such shares.
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

Other Related-Party Transactions

Agreements with the Physician Groups

W. Tom Fogarty, M.D., Senior Vice President and Chief Medical Officer of Concentra Holding and Concentra Operating, is the President, a director and a shareholder of Occupational Health Centers of the Southwest, P.A. (“OHCSW”), and a shareholder, officer, and/or director of several other of the physician groups. We have entered into a 40-year management agreement with each of the physician groups. OHCSW paid approximately $178.7 million in management fees to a subsidiary of Concentra Operating in 2002 under its management agreement with that subsidiary. Dr. Fogarty receives no remuneration from any of the physician groups for serving as an officer or director.

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

Acquisition of National Healthcare Resources, Inc.

In November 2001, in a transaction valued at $141.8 million (consisting of $83.0 million in Concentra Holding common stock, $1.0 million in cash, and assumption of $57.8 million in NHR indebtedness), we acquired NHR, a provider of care management and network services to the workers’ compensation and auto insurance industries on a national level. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Acquisitions.” Mr. Mackesy served on NHR’s board of directors.

Entities and individuals affiliated with WCAS owned approximately 48% of NHR. In the transaction, entities and individuals affiliated with WCAS as a group received 1,740,803 shares of Concentra Holding common stock, representing 5.5% of total outstanding Concentra Holding common stock.

Acquisition of HealthNetwork Systems LLC/Joint Marketing Agreement

In November 2001, in a transaction valued at approximately $30.9 million, we acquired HNS, a provider of network services such as provider bill re-pricing and provider data management for health plans and other payors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Acquisitions.” Mr. Nelson, a director of our Company, was the President and Chief Executive Officer of HNS.

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

ITEM 14.    CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this annual report on Form 10-K/A, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act) are effective in timely providing them with material information required to be disclosed by the Company in its filings under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls since the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Consolidated Financial Statements

The following consolidated financial statements of the Company are included in Item 8.

	Report of Independent Auditors	F-1
	Consolidated Balance Sheets - December 31, 2002 and 2001	F-2
	Consolidated Statements of Operations - Years Ended December 31, 2002, 2001 and 2000	F-3
	Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000	F-4
	Consolidated Statements of Stockholder’s Equity - Years Ended December 31, 2000, 2001 and 2002	F-5
	Notes to Consolidated Financial Statements	F-6

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

The following is a list of exhibits filed as part of this Form 10-K/A:

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

2.3

Agreement and Plan of Merger dated March 2, 1999, by and between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding’s Current Report on Form 8-K filed on March 3,1999).

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

4.17

Amendment No. 3 to Registration Rights Agreement dated as of November 20, 2002, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.17 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.18

Amendment No. 4 to Registration Rights Agreement dated as of December 1, 2002, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.18 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.19

Bridge Loan Agreement dated as of June 25, 2002 by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.20

Waiver No. 1 to Bridge Loan Agreement dated as of October 23, 2002 by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 4.20 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

10.7

Third Amendment dated as of November 20, 2002 to the Amended and Restated Credit Agreement dated as of March 21, 2000 by and among Concentra Holding, Concentra Operating the Lenders from time to time parties to the Credit Agreement, JPMorgan Chase Bank, as Administrative Agent, Fleet National Bank, as Documentation Agent, and Credit Suisse First Boston, as Syndication Agent (incorporated by reference to Exhibit 10.7 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

^10.18

Employment Agreement dated as of August 5, 2002 between Concentra Holding and Frederick C. Dunlap (incorporated by reference to Exhibit 10.4 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

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

10.30

Amendment No. 2 to Stockholders Agreement dated as of November 20, 2002, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.30 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.31

Amendment No. 3 to Stockholders Agreement dated as of December 1, 2002, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.31 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

21.1	Subsidiaries of Concentra Operating (incorporated by reference to Exhibit 21.1 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

**99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

**99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

*	Incorporated by reference to the Registrants’ Registration Statement on Form S-4, initially filed on November 12, 1999.
**	Filed herewith.
^	Indicates that Exhibit is a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

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

CONCENTRA OPERATING CORPORATION

Date: July 31, 2003	By:	/S/ THOMAS E. KIRALY
Thomas E. Kiraly Executive Vice President, Chief Financial Officer and Treasurer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel J. Thomas, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Concentra Operating Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
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

Date: July 31, 2003

/S/ DANIEL J. THOMAS
Daniel J. Thomas Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas E. Kiraly, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Concentra Operating Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
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

Date: July 31, 2003

/S/ THOMAS E. KIRALY
Thomas E. Kiraly Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

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

February 11, 2003, Except for Note 14

as to which the date is July 31, 2003

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following unaudited pro forma summary presents information as if Em3 and OccMed had been acquired as of the beginning of the periods presented. The pro forma amounts include certain adjustments, primarily to reflect the acquisition of the remaining equity interests from the minority stockholders, and do not reflect any benefits from economies that might be achieved from combining operations. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies. ($ in thousands):

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stock to certain individuals who were stock option holders of NHR on the earlier of six months after an initial public offering by Concentra Holding or the passage of seven years. This liability is reflected on the Company’s consolidated balance sheet as an other long-term liability.

The following unaudited pro forma summary presents information as if NHR had been acquired as of the beginning of the periods presented. The pro forma amounts include certain adjustments, primarily to recognize depreciation and amortization based on the allocated purchase price of NHR’s assets, and do not reflect any benefits from economies which might be achieved from combining operations. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies. ($ in thousands):

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On June 25, 2002, Concentra Holding entered into a $55.0 million bridge loan agreement (“Bridge Loan”) with affiliates of Salomon Smith Barney and Credit Suisse First Boston. The loans bear interest, at Concentra Holding’s option, at the base rate, as defined, plus 0.50%, or the Eurodollar Rate, as defined, plus 1.5%. The Bridge Loan matures on June 24, 2004 and requires no cash interest payments until maturity. The Bridge Loan is guaranteed by WCAS and WCAS Capital Partners III, L.P. As part of the agreement, Concentra Holding was required to pay fees of $1.0 million to the lenders approving the agreement and $1.0 million to the loan guarantors and others. These fees were capitalized by Concentra Holding as deferred financing costs and will be amortized over the life of the Bridge Loan. Pursuant to action by the Company’s board of directors, Concentra Operating then issued 54 shares of its common stock to Concentra Holding for $53.3 million of cash. On July 24, 2002, these proceeds were used to redeem 25%, or $47.5 million, of the Company’s outstanding 13% Subordinated Notes, pursuant to the provisions of the indenture. In connection with the July redemption, the Company paid a $6.2 million premium over the face value of the redeemed bonds and accrued interest of $2.7 million. Concurrently, the Company expensed approximately $1.2 million of related existing deferred financing fees and other expenses associated with this early redemption. In accordance with SFAS 145, these debt extinguishment costs were included in income from continuing operations in the third quarter of 2002.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 13% Subordinated Notes are guaranteed on a joint and several basis by each and every current wholly-owned subsidiary, the results of which are consolidated in the results of the Company. These guarantees are full and unconditional. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 13% Subordinated Notes. Separate financial statements for the guarantor and non-guarantor subsidiaries are not presented because management believes that such financial statements would not be meaningful to investors. See “Note 14. Condensed Consolidating Financial Information.”

The Credit Facility and the 13% Subordinated Notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company’s capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, cross default provisions with other indebtedness of Concentra Operating and Concentra Holding, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, in 2001 and 2002. While less restrictive than previous requirements, these amended ratio tests become more restrictive for future quarters compared to the levels that the Company was required to meet for 2001 and the first three quarters of 2002. The Company’s ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. The Company’s obligations under the Credit Facility are secured by a pledge of stock in the Company’s wholly-owned subsidiaries and a pledge of the Company’s and its wholly-owned subsidiaries’ assets. The Company believes it will be in compliance with the covenants for the next twelve months.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.    Income Taxes

The provision for income taxes from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2002	2001	2000
Current:
Federal	$211	$5,515	$(1,834)
State	3,490	2,506	2,619

	3,701	8,021	785
Deferred:
Federal	1,556	(6,176)	3,379
State	(678)	(867)	604

	878	(7,043)	3,983

Total	$4,579	$978	$4,768

Income taxes were allocated as follows for the years ended December 31 (in thousands):

	2002	2001	2000
Continuing operations	$4,579	$978	$4,768
Cumulative effect of accounting change	—	—	2,333

Total income taxes	$4,579	$978	$7,101

Significant items included in deferred income tax liabilities and deferred income tax assets were as follows at December 31 (in thousands):

	2002	2001
Deferred income tax assets:
Bad debt allowances	$14,230	$7,883
Depreciation	12,010	2,415
Net operating loss carryforwards	30,925	13,685
Fair value of hedging arrangements	13,131	10,155
Accrued expenses and reserves	6,349	7,803
Other	5,320	4,830

	81,965	46,771
Valuation allowance	(31,994)	(11,484)

Deferred income tax assets	$49,971	$35,287

Deferred income tax liabilities:
Goodwill	$25,607	$19,090
Software development costs	23,900	12,168
Other	464	2,512

Deferred income tax liabilities	$49,971	$33,770

Net deferred income tax asset	$—	$1,517

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Under the 401(k) Plan, the Company has the option of matching a portion of the participants’ pretax contributions. Employees are 100% vested in their own contributions while Company contributions vest 20% per year of service with employees being fully vested after 5 years. For 2002 and 2001, the Company elected to match 25% of elective deferral contributions up to a maximum, in the case of each eligible employee, of 4% of such employee’s eligible compensation, subject to a maximum eligible compensation of $30,000. For the 2000 plan year, the Company elected to match 50% of elective deferral contributions up to a maximum, in the case of each eligible employee, of 4% of such employee’s eligible compensation.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

A portion of the stock options granted to employees in 2002 vest over a four year period (25% annually) and a portion vest over a five year period (20% annually), subject to continued employment. Stock options granted to non-employee directors in 2002 totaled 60,000 and vested immediately. Stock options granted in 2001 vest over a five year period (20% annually), subject to continued employment. A portion of the stock options granted prior to 2001 vest over a five year period (20% annually), the remaining portion was to be subject to cliff vesting in seven years with provisions allowing for accelerated vesting based upon specific performance criteria. However, in December 2001 the Company modified the vesting for a portion of the stock options that allowed for accelerated vesting based upon performance criteria to become vested over a three year period (33 1/3% annually) beginning in 2002. In December 2002, the remaining stock options with performance based vesting criteria were modified to become vested over a four year period (25% annually) beginning in 2004. The Company recognized compensation

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expense related to the accelerated vesting of these options of $0.5 million for the years ended December 31, 2002 and 2001, respectively. Prior to vesting, all options are subject to forfeiture upon termination of employment. The exercise period is ten years from the date of grant. The exercise price of incentive and nonqualified stock options granted may not be less than 100% of the fair market value of the shares of common stock, as determined by Concentra Holding’s board of directors or the compensation committee, as the case may be, on the date the option is granted. In addition, the aggregate fair market value of the shares of stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. In addition, no incentive stock option shall be granted to an optionee who owns more than 10% of the total combined voting power for all classes of stock of Concentra Holding, unless the exercise price is at least 110% of the fair market value of the shares of Concentra Holding’s common stock and the exercise period does not exceed five years.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Acquisition of Em3 Corporation

In December, 2002, in a transaction valued at $30.7 million (consisting of $30.1 million in Concentra Holding common stock and assumption of $0.6 million of indebtedness to WCAS), the Company acquired Em3, a provider of information technology and a software-based system for the management of work-related injuries. Prior to the acquisition, the Company provided certain administrative services to Em3, including leasing employees to Em3, providing office space, providing access to certain of the Company’s software and systems and related administrative services. During the eleven-month period ending November 20, 2002, Em3 paid the Company $2.8

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

million, for the administrative services and reimbursable expenses the Company provided. During the twelve-month period ending December 31, 2001 and 2000, Em3 paid the Company $7.4 million and $1.4 million, respectively, for the administrative services and reimbursable expenses the Company provided. See “Note 4, Recent Acquisitions and Unusual Charges.”

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

14.    Condensed Consolidating Financial Information

As discussed in Note 5, Revolving Credit Facility and Long-Term Debt, the 13% Subordinated Notes and the Credit Facility are unconditionally guaranteed by each and every current wholly-owned subsidiary. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 13% Subordinated Notes and the Credit Facility. Presented below are condensed consolidating balance sheets as of December 31, 2002 and 2001, the condensed consolidating statements of operations for the years ended December 31, 2002, 2001 and 2000, and the condensed consolidating statements of cash flow for the years ended December 31, 2002, 2001 and 2000 of Concentra Operating (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments in subsidiaries are accounted for by each Parent using the equity method of accounting. The financial information for the guarantor and non-guarantor subsidiaries are each presented on a combined basis. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. Intercompany management fees of $4.4 million, $4.3 million and $3.8 million are included in general and administrative expenses of the non-guarantor subsidiaries for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts are reflected as a reduction of general and administrative expenses for the guarantor subsidiaries. Separate financial statements for the guarantor and non-guarantor subsidiaries are not presented because management believes such financial statements would not be meaningful to investors. All information in the tables below is presented in thousands.

Condensed Consolidating Balance Sheets:

	As of December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$13,060	$5,942	$—	$19,002
Accounts receivable, net	—	156,751	10,810	—	167,561
Prepaid expenses and other current assets	867	37,183	1,357	—	39,407

Total current assets	867	206,994	18,109	—	225,970
Investment in subsidiaries	715,524	31,713	—	(747,237)	—
Property and equipment, net	—	126,250	8,731	—	134,981
Goodwill and other intangible assets, net	—	462,240	23,991	—	486,231
Other assets	24,785	16,576	95	—	41,456

Total assets	$741,176	$843,773	$50,926	$(747,237)	$888,638

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	3,492	333	—	—	3,825
Accounts payable and accrued expenses	11,694	94,050	2,769	—	108,513

Total current liabilities	15,186	94,383	2,769	—	112,338
Long-term debt, net	475,948	53	—	—	476,001
Deferred income taxes and other liabilities	12,470	60,195	—	17,391	90,056
Fair value of hedging arrangements	33,472	—	—	—	33,472
Intercompany	27,329	(26,382)	(947)	—	—

Total liabilities	564,405	128,249	1,822	17,391	711,867
Stockholder’s equity	176,771	715,524	49,104	(764,628)	176,771

Total liabilities and stockholder’s equity	$741,176	$843,773	$50,926	$(747,237)	$888,638

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$5,722	$3,228	$—	$8,950
Accounts receivable, net	—	170,677	11,080	—	181,757
Prepaid expenses and other current assets	435	35,143	1,099	—	36,677

Total current assets	435	211,542	15,407	—	227,384
Investment in subsidiaries	653,639	28,985	—	(682,624)	—
Property and equipment, net	—	132,557	9,687	—	142,244
Goodwill and other intangible assets, net	—	451,022	24,649	—	475,671
Other assets	26,076	8,554	95	—	34,725

Total assets	$680,150	$832,660	$49,838	$(682,624)	$880,024

Current liabilities:
Revolving credit facility	$6,000	$—	$—	$—	$6,000
Current portion of long-term debt	3,750	461	—	—	4,211
Accounts payable and accrued expenses	12,618	114,264	3,976	—	130,858

Total current liabilities	22,368	114,725	3,976	—	141,069
Long-term debt, net	551,875	395	—	—	552,270
Deferred income taxes and other liabilities	11,119	44,614	—	18,364	74,097
Fair value of hedging arrangements	25,883	—	—	—	25,883
Intercompany	(17,800)	19,287	(1,487)	—	—

Total liabilities	593,445	179,021	2,489	18,364	793,319
Stockholder’s equity	86,705	653,639	47,349	(700,988)	86,705

Total liabilities and stockholder’s equity	$680,150	$832,660	$49,838	$(682,624)	$880,024

Condensed Consolidating Statements of Operations:

	Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$933,337	$74,275	$(8,562)	$999,050
Total cost of services	—	760,658	59,340	(8,562)	811,436

Total gross profit	—	172,679	14,935	—	187,614
General and administrative expenses	69	100,234	5,919	—	106,222
Amortization of intangibles	—	3,765	11	—	3,776
Unusual gains	(140)	(1,060)	—	—	(1,200)

Operating income	71	69,740	9,005	—	78,816
Interest expense, net	63,316	306	(40)	—	63,582
Loss on change in fair value of hedging arrangements	7,589	—	—	—	7,589
Loss on early retirement of debt	7,894	—	—	—	7,894
Other, net	—	(1,275)	—	—	(1,275)

Income (loss) before income taxes	(78,728)	70,709	9,045	—	1,026
Provision (benefit) for income taxes	(27,555)	32,134	—	—	4,579

Income (loss) before equity earnings	(51,173)	38,575	9,045	—	(3,553)
Equity earnings in subsidiaries	(47,620)	—	—	47,620	—

Net income (loss)	$(3,553)	$38,575	$9,045	$(47,620)	$(3,553)

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$794,711	$70,501	$(8,309)	$856,903
Total cost of services	—	637,139	57,088	(8,309)	685,918

Total gross profit	—	157,572	13,413	—	170,985

General and administrative expenses	400	75,313	5,918	—	81,631
Amortization of intangibles	—	14,571	1,175	—	15,746
Unusual charges	—	546	—	—	546
Charges for acquisition of affiliate	—	5,519	—	—	5,519

Operating income (loss)	(400)	61,623	6,320	—	67,543

Interest expense, net	66,832	(325)	(109)	—	66,398
Loss on change in fair value of hedging arrangements	13,602	—	—	—	13,602
Loss of acquired affiliate, net of tax	—	5,833	—	—	5,833
Other, net	—	(3,640)	—	—	(3,640)

Income (loss) before income taxes	(80,834)	59,755	6,429	—	(14,650)
Provision (benefit) for income taxes	(28,292)	32,049	—	—	3,757

Income (loss) before equity earnings	(52,542)	27,706	6,429	—	(18,407)
Equity earnings in subsidiaries	(34,135)	—	—	34,135	—

Net income (loss)	$(18,407)	$27,706	$6,429	$(34,135)	$(18,407)

	Year Ended December 31, 2000
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$708,808	$59,906	$(6,475)	$762,239
Total cost of services	—	564,213	49,841	(6,475)	607,579

Total gross profit	—	144,595	10,065	—	154,660

General and administrative expenses	425	60,390	5,676	—	66,491
Amortization of intangibles	—	13,466	1,162	—	14,628

Operating income (loss)	(425)	70,739	3,227	—	73,541

Interest expense, net	68,429	(206)	(239)	—	67,984
Loss on change in fair value of hedging arrangements	9,586	—	—	—	9,586
Loss of acquired affiliate, net of tax	—	262	—	—	262
Other, net	(40)	(1,891)	—	—	(1,931)

Income (loss) before income taxes	(78,400)	72,574	3,466	—	(2,360)
Provision (benefit) for income taxes	(27,440)	31,802	—	—	4,362

Income (loss) before cumulative effect of accounting change and equity earnings	(50,960)	40,772	3,466	—	(6,722)
Cumulative effect of accounting change, net of tax	—	2,817	—	—	2,817

Income (loss) before equity earnings	(50,960)	37,955	3,466	—	(9,539)
Equity earnings in subsidiaries	(41,421)	—	—	41,421	—

Net income (loss)	$(9,539)	$37,955	$3,466	$(41,421)	$(9,539)

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows:

	Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(37,905)	$81,756	$10,180	$—	$54,031

Investing Activities:
Purchases of property, equipment and other assets	—	(34,362)	(712)	—	(35,074)
Acquisitions, net of cash acquired	—	(1,726)	—	—	(1,726)
Proceeds from the licensing of internally developed software	—	515	—	—	515

Net cash used in investing activities	—	(35,573)	(712)	—	(36,285)

Financing Activities:
Proceeds from issuance of common stock to parent	52,955	—	—	—	52,955
Contribution from issuance of common stock by parent	25,370	—	—	—	25,370
Proceeds from the issuance of short-term and long-term debt	—	3,960	—	—	3,960
Payment of deferred financing costs	(3,321)	—	—	—	(3,321)
Borrowings (payments) under the revolving credit facilities, net	(6,000)	—	—	—	(6,000)
Repayments of short-term and long-term debt	(76,185)	(4,430)	—	—	(80,615)
Other	(43)	—	—	—	(43)
Intercompany, net	45,129	(45,669)	540	—	—
Receipt (payment) of equity distributions	—	7,294	(7,294)	—	—

Net cash provided by (used in) financing activities	37,905	(38,845)	(6,754)	—	(7,694)

Net Increase in Cash and Cash Equivalents	—	7,338	2,714	—	10,052
Cash and Cash Equivalents, beginning of year	—	5,722	3,228	—	8,950

Cash and Cash Equivalents, end of year	$—	$13,060	$5,942	$—	$19,002

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(99,105)	$165,961	$10,311	$—	$77,167

Investing Activities:
Purchases of property, equipment and other assets	—	(44,259)	(1,578)	—	(45,837)
Acquisitions, net of cash acquired	—	(105,460)	(1,714)	—	(107,174)
Proceeds from the licensing of internally developed software	—	1,103	—	—	1,103

Net cash used in investing activities	—	(148,616)	(3,292)	—	(151,908)

Financing Activities:
Contribution from issuance of common stock by parent	49,746	—	—	—	49,746
Borrowings (payments) under revolving credit facilities, net	6,000	—	—	—	6,000
Repayments of short-term and long-term debt	(4,701)	(330)	(106)	—	(5,137)
Contribution from primary shareholder	12,865	—	—	—	12,865
Contribution from minority interest	—	5,135	—	—	5,135
Intercompany, net	35,195	(34,695)	(500)	—	—
Receipt (payment) of equity distributions	—	7,100	(7,100)	—	—

Net cash provided by (used in) financing activities	99,105	(22,790)	(7,706)	—	68,609

Net Increase (Decrease) in Cash and Cash Equivalents	—	(5,445)	(687)	—	(6,132)
Cash and Cash Equivalents, beginning of year	—	11,167	3,915	—	15,082

Cash and Cash Equivalents, end of year	$—	$5,722	$3,228	$—	$8,950

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2000
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(28,412)	$63,581	$856	$—	$36,025

Investing Activities:
Purchases of property, equipment and other assets	—	(30,092)	(1,952)	—	(32,044)
Acquisitions, net of cash acquired	—	(9,737)	—	—	(9,737)
Proceeds from the licensing of internally developed software	—	1,625	—	—	1,625
Proceeds from sales of property and equipment and other	—	400	—	—	400

Net cash used in investing activities	—	(37,804)	(1,952)	—	(39,756)

Financing Activities:
Proceeds from the issuance of short-term and long-term debt	—	658	106	—	764
Payment of deferred financing costs	—	(1,681)	—	—	(1,681)
Borrowings (payments) under revolving credit facilities, net	(4,000)	—	—	—	(4,000)
Repayments of short-term and long-term debt	(2,812)	(329)	—	—	(3,141)
Contribution from primary shareholder	7,654	—	—	—	7,654
Contribution from minority interest	—	4,846	—	—	4,846
Intercompany, net	27,570	(26,777)	(793)	—	—
Receipt (payment) of equity distributions	—	141	(141)	—	—

Net cash provided by (used in) financing activities	28,412	(23,142)	(828)	—	4,442

Net Increase (Decrease) in Cash and Cash Equivalents	—	2,635	(1,924)	—	711
Cash and Cash Equivalents, beginning of year	—	8,532	5,839	—	14,371

Cash and Cash Equivalents, end of year	$—	$11,167	$3,915	$—	$15,082

Supplemental Schedule II

CONCENTRA OPERATING CORPORATION

Valuation and Qualifying Accounts

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	Beginning Balance	Charged To Income	Acquisitions	Net Deductions From Reserves	Ending Balance
Bad Debt Allowances
2000	$7,420	$10,078	$1,688	$11,330	$7,856
2001	7,856	12,684	2,190	13,397	9,333
2002	9,333	15,925	787	12,784	13,261
Contractual Allowances
2000	$21,100	$41,924	$570	$46,557	$17,037
2001	17,037	35,941	3,351	35,954	20,375
2002	20,375	53,737	305	45,505	28,912

Unusual charge breakout by major category was as follows:

	Professional Fees	Facility Consolidations	Personnel Related	Other	Total
Balance, December 31, 1999	$954	$3,555	$152	$2,030	$6,691
2000 Usage:
First Quarter 1998 Charge	(2)	(175)	—	(2)	(179)
Fourth Quarter 1998 Charge	—	(494)	(49)	(184)	(727)
Third Quarter 1999 Charge	(949)	(708)	(140)	(163)	(1,960)
Third Quarter 1999 Charge – Change in Estimates	100	(499)	90	309	—

Total 2000 Usage	(851)	(1,876)	(99)	(40)	(2,866)

Balance, December 31, 2000	103	1,679	53	1,990	3,825
2001 Provision:
Fourth Quarter 2001 Accrual	716	4,115	1,892	—	6,723
2001 Usage:
First Quarter 1998 Charge	—	(51)	—	(70)	(121)
Fourth Quarter 1998 Charge	—	(388)	—	(567)	(955)
Third Quarter 1999 Charge	(45)	(375)	—	(33)	(453)
Fourth Quarter 2001 Accrual	(688)	(226)	(136)	—	(1,050)

Total 2001 Usage	(733)	(1,040)	(136)	(670)	(2,579)

Balance, December 31, 2001	86	4,754	1,809	1,320	7,969
2002 Provision:
Fourth Quarter 2002 Accrual	304	100	50	—	454
2002 Usage:
First Quarter 1998 Charge	—	(27)	—	—	(27)
First Quarter 1998 Charge – Change in Estimates	(23)	(83)	—	—	(106)
Fourth Quarter 1998 Charge	—	(284)	—	—	(284)
Fourth Quarter 1998 Charge – Change in Estimates	—	(221)	(53)	(1,226)	(1,500)
Third Quarter 1999 Charge	—	(147)	—	—	(147)
Third Quarter 1999 Charge – Change in Estimates	(5)	(64)	—	(71)	(140)
Fourth Quarter 2001 Accrual	(183)	(2,715)	(1,402)	—	(4,300)
Fourth Quarter 2001 Accrual – Change in Estimates	155	156	310	—	621
Fourth Quarter 2002 Accrual	(304)	—	—	—	(304)

Total 2002 Usage	(360)	(3,385)	(1,145)	(1,297)	(6,187)

Balance, December 31, 2002	$30	$1,469	$714	$23	$2,236

S-1

INDEX TO EXHIBITS

INCORPORATION BY REFERENCE

Exhibit Number	Description

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

2.3

Agreement and Plan of Merger dated March 2, 1999, by and between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding’s Current Report on Form 8-K filed on March 3,1999).

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

4.17

Amendment No. 3 to Registration Rights Agreement dated as of November 20, 2002, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.17 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.18

Amendment No. 4 to Registration Rights Agreement dated as of December 1, 2002, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.18 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.19

Bridge Loan Agreement dated as of June 25, 2002 by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.20

Waiver No. 1 to Bridge Loan Agreement dated as of October 23, 2002 by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 4.20 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

10.7

Third Amendment dated as of November 20, 2002 to the Amended and Restated Credit Agreement dated as of March 21, 2000 by and among Concentra Holding, Concentra Operating the Lenders from time to time parties to the Credit Agreement, JPMorgan Chase Bank, as Administrative Agent, Fleet National Bank, as Documentation Agent, and Credit Suisse First Boston, as Syndication Agent (incorporated by reference to Exhibit 10.7 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

^10.18

Employment Agreement dated as of August 5, 2002 between Concentra Holding and Frederick C. Dunlap (incorporated by reference to Exhibit 10.4 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

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

10.30

Amendment No. 2 to Stockholders Agreement dated as of November 20, 2002, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.30 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.31

Amendment No. 3 to Stockholders Agreement dated as of December 1, 2002, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.31 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

21.1	Subsidiaries of Concentra Operating (incorporated by reference to Exhibit 21.1 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

**99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

**99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

*	Incorporated by reference to the Registrants’ Registration Statement on Form S-4, initially filed on November 12, 1999.
**	Filed herewith.
^	Indicates that Exhibit is a management contract or compensatory plan or arrangement.