Form 10-Q
period 2003-06-30
CONCENTRA OPERATING CORP
filed 2003-08-04
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation. As of July 15, 2003, there were 35,550,873 shares outstanding of Concentra Inc. common stock, none of which were publicly traded. Currently there is no established trading market for these shares.

CONCENTRA OPERATING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONCENTRA OPERATING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,979	$19,002
Accounts receivable, net	175,173	167,561
Prepaid expenses and other current assets	44,669	39,407

Total current assets	255,821	225,970

Property and equipment, net	128,585	134,981
Goodwill and other intangible assets, net	487,518	486,231
Other assets	44,032	41,456

Total assets	$915,956	$888,638

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Revolving credit facility	$—	$—
Current portion of long-term debt	5,065	3,825
Accounts payable and accrued expenses	111,025	108,513

Total current liabilities	116,090	112,338

Long-term debt, net	474,202	476,001
Deferred income taxes and other liabilities	95,267	90,056
Fair value of hedging arrangements	29,059	33,472

Total liabilities	714,618	711,867

Stockholder’s equity:
Common stock	—	—
Paid-in capital	315,345	311,077
Retained deficit	(114,007)	(134,306)

Total stockholder’s equity	201,338	176,771

Total liabilities and stockholder’s equity	$915,956	$888,638

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Health Services	$126,435	$123,429	$244,956	$226,726
Network Services	61,781	56,260	123,511	113,489
Care Management Services	72,061	74,470	143,961	153,945

Total revenue	260,277	254,159	512,428	494,160

Cost of Services:
Health Services	100,977	99,545	202,350	198,112
Network Services	36,264	35,437	71,031	68,988
Care Management Services	63,572	66,659	127,238	134,031

Total cost of services	200,813	201,641	400,619	401,131

Total gross profit	59,464	52,518	111,809	93,029

General and administrative expenses	29,516	27,127	58,054	49,625
Amortization of intangibles	967	931	2,002	1,863

Operating income	28,981	24,460	51,753	41,541

Interest expense, net	14,610	16,614	29,154	33,048
(Gain) loss on change in fair value of hedging arrangements	(2,226)	6,374	(4,413)	1,184
Other, net	736	(623)	1,383	(1,311)

Income before income taxes	15,861	2,095	25,629	8,620
Provision for income taxes	3,210	1,418	5,545	4,987

Net income	$12,651	$677	$20,084	$3,633

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2003	2002
Operating Activities:
Net income	$20,084	$3,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	22,895	20,678
Amortization of intangibles	2,002	1,863
(Gain) loss on change in fair value of hedging arrangements	(4,413)	1,184
Write-off of fixed assets	(33)	83
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(7,290)	1,781
Prepaid expenses and other assets	(7,799)	(6,013)
Accounts payable and accrued expenses	11,461	(15,229)

Net cash provided by operating activities	36,907	7,980

Investing Activities:
Purchases of property, equipment and other assets	(14,379)	(17,098)
Acquisitions, net of cash acquired	(3,735)	(2,810)
Proceeds from the licensing of internally-developed software	—	515

Net cash used in investing activities	(18,114)	(19,393)

Financing Activities:
Borrowings (payments) under the revolving credit facility, net	—	(6,000)
Payment of deferred financing costs	—	(1,135)
Repayments of debt	(3,458)	(1,190)
Proceeds from the issuance of debt	1,500	2,500
Contribution from issuance of common stock by parent	242	162
Proceeds from the issuance of common stock to parent	—	53,274
Other	(100)	(43)

Net cash provided by (used in) financing activities	(1,816)	47,568

Net Increase in Cash and Cash Equivalents	16,977	36,155

Cash and Cash Equivalents, beginning of period	19,002	8,950

Cash and Cash Equivalents, end of period	$35,979	$45,105

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$27,452	$31,408
Income taxes paid, net	$1,885	$1,427
Liabilities and debt assumed in acquisitions	$435	$400

Noncash Investing and Financing Activities:
Capital lease obligations	$1,355	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying unaudited consolidated financial statements have been prepared by Concentra Operating Corporation (the “Company” or “Concentra Operating”) pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (each of which is of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Results for interim periods should not be considered indicative of results for a full year. These consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements and, accordingly, should be read in conjunction with the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes for the year ended December 31, 2002, included in the Company’s 2002 Form 10-K/A, where certain terms have been defined. Earnings per share has not been reported for all periods presented, as Concentra Operating is a wholly-owned subsidiary of Concentra Inc. (“Concentra Holding”) and has no publicly held shares.

(1)	Reclassifications and Business Combinations

Certain reclassifications have been made in the 2002 financial statements to conform to classifications used in 2003. The consolidated statements of operations for the three months and six months ended June 30, 2002 and the consolidated statements of cash flows for the six months ended June 30, 2002 have been adjusted to include the historical results of Em3 Corporation (“Em3”) and OccMed Systems, Inc. (“OccMed”). Effective December 1, 2002, the Company acquired substantially all of the assets and liabilities of Em3 and OccMed. Because the Company’s controlling stockholder, Welsh, Carson, Anderson & Stowe (“WCAS”), also controlled these two acquired companies, the accounting for these acquisitions was viewed as a reorganization of entities under common control. Accordingly, the historical costs of the acquired companies’ assets and liabilities were utilized as if WCAS contributed their interest in the acquired companies to the Company at their historical cost. The remainder acquired by the Company was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 141, Business Combinations (“SFAS 141”) whereby assets and liabilities are “stepped-up” to fair value with the remainder allocated to goodwill. Accordingly, the Company has consolidated Em3 and OccMed’s historical financial statements with those of the Company, and the equity interest of other investors, which were 34% for Em3 and 31% for OccMed, have been reflected as a minority interest in the Company’s financial statements for periods prior to December 1, 2002. The Company’s net income for the three months and six months ended June 30, 2002 was reduced by $1.8 million and $4.0 million, respectively, as a result of the historical restatement for the Em3 and OccMed acquisitions. As a result, the amounts reported in the accompanying consolidated financial statements of the Company differ from amounts previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2002.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period. Had compensation cost for these plans been determined consistent with SFAS 123, the Company’s net income would have been decreased to the following supplemental pro forma net income (loss) amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income:
As reported	$12,651	$677	$20,084	$3,633
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,193)	(751)	(2,303)	(1,644)

Supplemental pro forma	$11,458	$(74)	$17,781	$1,989

For purposes of this disclosure, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rates	2.3%	4.4%	2.7%	4.6%
Expected volatility	18.4%	28.8%	18.4%	28.8%
Expected dividend yield	—	—	—	—
Expected weighted average life of options in years	5.0	6.0	5.0	6.0

(3)	Recent Accounting Pronouncements

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

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value when either the contract is terminated or the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days if no legal requirement exists). For employees who will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The Company adopted SFAS 146 on January 1, 2003. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock options. See “Note 2, Stock Based Compensation Plans” for the disclosures required by SFAS 148.

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

In May 2003, the FASB issued SFAS 150, Accounting for Certain Instruments with Characteristics of Both Liability and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate any financial impact upon the adoption of this statement.

(4)	Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets is comprised of the following (in thousands):

	June 30, 2003	December 31, 2002
Amortized intangible assets, gross:
Customer contracts	$6,190	$6,190
Covenants not to compete	4,305	4,305
Customer lists	3,420	3,420
Servicing contracts	3,293	3,293
Licensing and royalty agreements	285	285

	17,493	17,493
Accumulated amortization of amortized intangible assets:
Customer contracts	(2,556)	(1,770)
Covenants not to compete	(2,018)	(1,411)
Customer lists	(2,823)	(2,430)
Servicing contracts	(549)	(384)
Licensing and royalty agreements	(176)	(123)

	(8,122)	(6,118)

Amortized intangible assets, net	9,371	11,375

Non-amortized intangible assets:
Goodwill	477,993	474,702
Trademarks	154	154

	$487,518	$486,231

The change in the net carrying amount of amortized intangible assets is due to amortization.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The net carrying value of goodwill by operating segment is as follows (in thousands):

	June 30, 2003	December 31, 2002
Health Services	$247,017	$243,726
Network Services	184,902	184,902
Care Management Services	46,074	46,074

	$477,993	$474,702

Amortization expense for intangible assets with finite lives was $1.0 million and $0.9 million for the three months ended June 30, 2003 and 2002, respectively and $2.0 million and $1.9 million for the six months ended June 30, 2003 and 2002, respectively. Estimated amortization expense on intangible assets with finite lives for the five succeeding fiscal years ending December 31 is as follows (in thousands):

2003	$3,912
2004	3,293
2005	2,031
2006	483
2007	393

(5)	Revolving Credit Facility and Long-Term Debt

The Company’s long-term debt as of June 30, 2003, and December 31, 2002, consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Term Facilities:
Tranche B due 2006	$223,462	$224,626
Tranche C due 2007	111,732	112,314
13.0% Senior Subordinated Notes due 2009	142,500	142,500
Other	1,573	386

	479,267	479,826
Less: Current maturities	(5,065)	(3,825)

Long-term debt, net	$474,202	$476,001

The Company had no revolving credit borrowings at June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003, and December 31, 2002, accrued interest was $11.4 million.

In February 2003, the Company entered into a five-year capital lease for software. The Company paid $1.5 million to the lessor at the lease execution, with the remaining $1.5 million to be paid in February 2004. At the end of the five-year term, the Company has the option to extend the term of the agreement. The software will be amortized over the primary term of the lease.

The Company has a credit agreement (the “Credit Facility”) with a consortium of banks, providing for term loans and a $100 million revolving credit facility. The term loans were issued as a $250 million term loan (the “Tranche B Term Loan”) and a $125 million term loan (the “Tranche C Term Loan”) bearing interest, at the Company’s option, at the Applicable Base Rate (“ABR”), as defined, plus 2.25% and 2.50%, respectively, or the one, two, three, or six month Eurodollar Rate, as defined, plus 3.25% and 3.50%, respectively. In 2000, the Company and its lenders amended and restated the Credit Facility whereby the Tranche B Term Loan and the Tranche C Term Loan bear interest, at the Company’s option, at the ABR, as defined, plus 3.00% and 3.25%, respectively, or the Eurodollar Rate, as defined, plus 4.00% and 4.25%, respectively. In 2002, the Company prepaid $16.7 million and $8.3 million of its Tranche B Term

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Loan and Tranche C Term Loan, respectively. The Tranche B Term Loan matures on June 30, 2006, and requires quarterly principal payments of $0.6 million through June 30, 2005, and $54.7 million for each of the remaining four quarters or until all principal is repaid. The Tranche C Term Loan matures on June 30, 2007, and requires quarterly principal payments of $0.3 million through June 30, 2006, and $27.1 million for each of the remaining four quarters or until all principal is repaid. The Revolving Credit Facility provides for borrowing up to $100 million and matures on August 17, 2005.

The Credit Facility and the 13% senior subordinated notes (the “13% Subordinated Notes”) contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company’s capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, cross default provisions with other indebtedness of Concentra Operating and Concentra Holding, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, for the two quarters of 2003. These ratio tests become more restrictive for future quarters through the third quarter of 2005 compared to the levels that the Company was required to meet for 2002 and the first half of 2003. The anticipated new senior credit agreement will also contain financial covenant ratio tests of a similar type, that will also become increasingly more restrictive in future periods. The Company’s ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. The Company believes it will be in compliance with the covenants for the next twelve months.

The Company’s Credit Facility also contains prepayment requirements that occur if the Company’s financial performance exceeds certain prescribed levels. If the Company has excess cash flow, as defined in the agreement, it is subject to mandatory principal repayments. The Company was not subject to these mandatory repayments in the first six months of 2002 or 2003.

The fair value of the Company’s borrowings under the Credit Facility was $334.4 million and $323.5 million, as of June 30, 2003 and December 31, 2002, respectively. The fair value of the Company’s 13% Subordinated Notes was $154.6 million and $143.2 million at June 30, 2003 and December 31, 2002, respectively. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

(6)	Subsequent Event

In July 2003, the Company commenced negotiating a series of refinancing transactions that would include issuing $150.0 million aggregate principal amount of senior subordinated notes and entering into a new $435.0 million senior secured term credit facility. The Company currently anticipates the new credit facility will consist of a $335.0 million term loan facility and a $100.0 million revolving loan facility. Subject to change based upon market conditions, the Company intends to use the proceeds from the senior subordinated notes offering and the new credit facility to: (1) repay all amounts outstanding under the Company’s existing credit facility, (2) terminate the Company’s existing hedging arrangements, (3) transfer cash proceeds to the Company’s parent, Concentra Holding, to enable it to redeem a portion of its 14% senior discount debentures, and (4) pay related fees and expenses.

(7)	Unusual Charge Reserves

During the six months ended June 30, 2003, the Company paid approximately $0.8 million related to the unusual charges that occurred in the first quarter of 1998, fourth quarter of 1998, third quarter of 1999, fourth quarter of 2001 and fourth quarter of 2002. At June 30, 2003, approximately $1.4 million of the unusual cost accrual remained for facility obligations with terms expiring through 2006, costs related to personnel reductions and other unusual charges. The Company anticipates that the majority of this liability will be paid over the next 12 months.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

(8)	Changes in Stockholder’s Equity

In addition to the effects on Stockholder’s Equity from the Company’s 2003 results of operations that decreased the retained deficit, the Company’s paid-in capital increased in 2003 on a year to date basis primarily due to $3.9 million of tax benefits from Concentra Holding.

(9)	Segment Information

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

The Network Services segment includes those businesses that primarily involve the review and repricing of medical provider bills. For these services, the Company is primarily compensated based on the degree to which the Company achieves savings for its clients, as well as on a fee per bill or claims basis. This segment includes the Company’s specialized preferred provider organization, provider bill repricing and review, out-of-network bill review and first report of injury services.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The Company’s unaudited financial data on a segment basis were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Health Services	$126,435	$123,429	$244,956	$226,726
Network Services	61,781	56,260	123,511	113,489
Care Management Services	72,061	74,470	143,961	153,945

	260,277	254,159	512,428	494,160
Gross profit:
Health Services	25,458	23,884	42,606	28,614
Network Services	25,517	20,823	52,480	44,501
Care Management Services	8,489	7,811	16,723	19,914

	59,464	52,518	111,809	93,029
Operating income (loss):
Health Services	18,147	16,622	28,313	15,356
Network Services	16,010	13,304	33,573	29,766
Care Management Services	1,545	1,168	3,372	8,002
Corporate general and administrative expenses	(6,721)	(6,634)	(13,505)	(11,583)

	28,981	24,460	51,753	41,541

Interest expense, net	14,610	16,614	29,154	33,048
(Gain) loss on change in fair value of hedging arrangements	(2,226)	6,374	(4,413)	1,184
Other, net	736	(623)	1,383	(1,311)

Income before income taxes	15,861	2,095	25,629	8,620
Provision for income taxes	3,210	1,418	5,545	4,987

Net income	$12,651	$677	$20,084	$3,633

(10) Condensed Consolidating Financial Information

As discussed in Note 5, Revolving Credit Facility and Long-Term Debt, the 13% Subordinated Notes and the Credit Facility are unconditionally guaranteed by, and secured by a pledge of stock and assets of, each and every current wholly-owned subsidiary. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 13% Subordinated Notes and the Credit Facility. Presented below are condensed consolidating balance sheets as of June 30, 2003 and December 31, 2002, the condensed consolidating statements of operations for the six months ended June 30, 2003 and 2002, and the condensed consolidating statements of cash flows for the six months ended June 30, 2003 and 2002 of Concentra Operating (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

Investments in subsidiaries are accounted for by each Parent using the equity method of accounting. The financial information for the guarantor and non-guarantor subsidiaries are each presented on a combined basis. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. Intercompany management fees of $2.3 million are included in general and administrative expenses of the non-guarantor subsidiaries for the six months ended June 30, 2003 and 2002, respectively. These amounts are reflected as a reduction of general and administrative expenses for the guarantor subsidiaries. Separate financial statements for the guarantor and non-guarantor subsidiaries are not presented because management believes such financial statements would not be meaningful to investors. All information in the tables below is presented in thousands.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Balance Sheets:

	At June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$26,312	$9,667	$—	$35,979
Accounts receivable, net	—	163,073	12,100	—	175,173
Prepaid expenses and other current assets	866	42,446	1,357	—	44,669

Total current assets	866	231,831	23,124	—	255,821

Investment in subsidiaries	751,759	32,083	—	(783,842)	—
Property and equipment, net	—	120,630	7,955	—	128,585
Goodwill and other intangible assets, net	—	463,532	23,986	—	487,518
Other assets	24,211	19,725	96	—	44,032

Total assets	$776,836	$867,801	$55,161	$(783,842)	$915,956

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	3,492	1,573	—	—	5,065
Accounts payable and accrued expenses	11,367	96,346	3,312	—	111,025

Total current liabilities	14,859	97,919	3,312	—	116,090

Long-term debt, net	474,202	—	—	—	474,202
Deferred income taxes and other liabilities	12,470	65,044	—	17,753	95,267
Fair value of hedging arrangements	29,059	—	—	—	29,059
Intercompany	44,908	(46,921)	2,013	—	—

Total liabilities	575,498	116,042	5,325	17,753	714,618

Stockholder’s equity	201,338	751,759	49,836	(801,595)	201,338

Total liabilities and stockholder’s equity	$776,836	$867,801	$55,161	$(783,842)	$915,956

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	At December 31, 2002
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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statements of Operations:

	Six Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$477,601	$39,303	$(4,476)	$512,428
Total cost of services	—	374,005	31,090	(4,476)	400,619

Total gross profit	—	103,596	8,213	—	111,809

General and administrative expenses	223	54,806	3,025	—	58,054
Amortization of intangibles	—	1,997	5	—	2,002

Operating income (loss)	(223)	46,793	5,183	—	51,753

Interest expense, net	29,038	129	(13)	—	29,154
Gain on change in fair value of hedging arrangements	(4,413)	—	—	—	(4,413)
Other, net	—	1,383	—	—	1,383

Income (loss) before income taxes	(24,848)	45,281	5,196	—	25,629
Provision (benefit) for income taxes	(8,697)	14,242	—	—	5,545

Income (loss) before equity earnings	(16,151)	31,039	5,196	—	20,084
Equity earnings in subsidiaries	(36,235)	—	—	36,235	—

Net income (loss)	$20,084	$31,039	$5,196	$(36,235)	$20,084

	Six Months Ended June 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$462,408	$35,804	$(4,052)	$494,160
Total cost of services	—	375,951	29,232	(4,052)	401,131

Total gross profit	—	86,457	6,572	—	93,029

General and administrative expenses	—	46,521	3,104	—	49,625
Amortization of intangibles	—	1,857	6	—	1,863

Operating income	—	38,079	3,462	—	41,541

Interest expense, net	32,988	77	(17)	—	33,048
Loss on change in fair value of hedging arrangements	1,184	—	—	—	1,184
Other, net	—	(1,311)	—	—	(1,311)

Income (loss) before income taxes	(34,172)	39,313	3,479	—	8,620
Provision (benefit) for income taxes	(11,960)	16,947	—	—	4,987

Income (loss) before equity earnings	(22,212)	22,366	3,479	—	3,633
Equity earnings in subsidiaries	(25,845)	—	—	25,845	—

Net income (loss)	$3,633	$22,366	$3,479	$(25,845)	$3,633

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows:

	Six Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(15,975)	$47,551	$5,331	$—	$36,907

Investing Activities:
Purchases of property, equipment and other assets	—	(14,279)	(100)	—	(14,379)
Acquisitions, net of cash acquired	—	(3,735)	—	—	(3,735)

Net cash used in investing activities	—	(18,014)	(100)	—	(18,114)

Financing Activities:
Repayments of debt	(1,746)	(1,712)	—	—	(3,458)
Proceeds from the issuance of debt	—	1,500	—	—	1,500
Contribution from issuance of common stock by parent	242	—	—	—	242
Other	(100)	—	—	—	(100)
Intercompany, net	17,579	(20,538)	2,959	—	—
Receipt (payment) of equity distributions	—	4,465	(4,465)	—	—

Net cash provided by (used in) financing activities	15,975	(16,285)	(1,506)	—	(1,816)

Net Increase in Cash and Cash Equivalents	—	13,252	3,725	—	16,977
Cash and Cash Equivalents, beginning of period	—	13,060	5,942	—	19,002

Cash and Cash Equivalents, end of period	$—	$26,312	$9,667	$—	$35,979

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Six Months Ended June 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(14,981)	$18,516	$4,445	$—	$7,980

Investing Activities:
Purchases of property, equipment and other assets	—	(16,534)	(564)	—	(17,098)
Acquisitions, net of cash acquired	—	(2,810)	—	—	(2,810)
Proceeds from licensing of internally-developed software	—	515	—	—	515

Net cash used in investing activities	—	(18,829)	(564)	—	(19,393)

Financing Activities:
Borrowings (payments) under revolving credit facility, net	(6,000)	—	—	—	(6,000)
Payment of deferred financing costs	(1,135)	—	—	—	(1,135)
Repayments of debt	(937)	(253)	—	—	(1,190)
Proceeds from the issuance of debt	—	2,500	—	—	2,500
Contribution from issuance of common stock by parent	162	—	—	—	162
Proceeds from issuance of common stock to parent	53,274	—	—	—	53,274
Other	(43)	—	—	—	(43)
Intercompany, net	9,671	(9,205)	(466)	—	—
Receipt (payment) of equity distributions	—	2,532	(2,532)	—	—

Net cash provided by (used in) financing activities	54,992	(4,426)	(2,998)	—	47,568

Net Increase in Cash and Cash Equivalents	40,011	(4,739)	883	—	36,155
Cash and Cash Equivalents, beginning of period	—	5,722	3,228	—	8,950

Cash and Cash Equivalents, end of period	$40,011	$983	$4,111	$—	$45,105

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our disclosure and analysis in this report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in our Form 10-K/A for the year ended December 31, 2002. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report.

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

Our Network Services segment includes those businesses that primarily involve the review and repricing of medical provider bills. For these services, we are primarily compensated based on the degree to which we achieve savings for our clients, as well as on a fee per bill or claims basis. This segment includes our specialized preferred provider organization, provider bill repricing and review, out-of-network bill review and first report of injury services.

Our Care Management Services segment includes our professional services aimed at curtailing the cost of workers’ compensation and auto insurance claims through field case management, telephonic case management, independent medical examinations and utilization management. These services also concentrate on monitoring the timing and appropriateness of medical care.

The following table provides certain information concerning our occupational healthcare centers:

	Six Months Ended June 30, 2003	Year Ended December 31,
		2002	2001
Centers at the end of the period(1)	247	244	244
Centers acquired during the period(2)	2	3	15
Centers developed during the period	1	1	12

(1)	Does not include the assets of the centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.
(2)	Represents centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period. We acquired four centers and twelve centers that were subsequently consolidated into existing centers during the years ended December 31, 2002 and 2001, respectively.

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

The following table provides the results of operations for three and six months ended June 30, 2003 and 2002 ($ in millions):

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2003	June 30, 2002	$	%	June 30, 2003	June 30, 2002	$	%
Revenue:
Health Services	$126.4	$123.4	$3.0	2.4%	$244.9	$226.7	$18.2	8.0%
Network Services	61.8	56.3	5.5	9.8%	123.5	113.5	10.0	8.8%
Care Management Services	72.1	74.5	(2.4)	(3.2)%	144.0	154.0	(10.0)	(6.5)%

Total revenue	$260.3	$254.2	$6.1	2.4%	$512.4	$494.2	$18.2	3.7%

Cost of services:
Health Services	$101.0	$99.5	$1.5	1.4%	$202.4	$198.1	$4.3	2.1%
Network Services	36.2	35.4	0.8	2.3%	71.0	69.0	2.0	3.0%
Care Management Services	63.6	66.7	(3.1)	(4.6)%	127.2	134.0	(6.8)	(5.1)%

Total cost of services	$200.8	$201.6	$(0.8)	(0.4)%	$400.6	$401.1	$(0.5)	(0.1)%

Gross profit:
Health Services	$25.5	$23.9	$1.6	6.6%	$42.6	$28.6	$14.0	48.9%
Network Services	25.5	20.8	4.7	22.5%	52.5	44.5	8.0	17.9%
Care Management Services	8.5	7.8	0.7	8.7%	16.7	19.9	(3.2)	(16.0)%

Total gross profit	$59.5	$52.5	$7.0	13.2%	$111.8	$93.0	$18.8	20.2%

Gross profit margin:
Health Services	20.1%	19.4%		0.7%	17.4%	12.6%		4.8%
Network Services	41.3%	37.0%		4.3%	42.5%	39.2%		3.3%
Care Management Services	11.8%	10.5%		1.3%	11.6%	12.9%		(1.3)%

Total gross profit margin	22.8%	20.7%		2.1%	21.8%	18.8%		3.0%

Revenue

The increase in revenue in 2003 was primarily due to growth in our Health Services and Network Services businesses, partially offset by decreases in our Care Management Services business. Also, the revenue increase for the first half of 2003 from the first half of 2002 was partially due to a change in accounting estimate for accounts receivable reserves in the first quarter of 2002 whereby we increased contractual allowances and correspondingly reduced revenue by $5.4 million in that quarter. Following an extensive review of our accounts receivable history and collection experience that used new data provided by recently implemented information systems, we determined that additional contractual allowances were required as of March 31, 2002. This increase in accounts receivable reserves related primarily to Health Services, which reduced its revenue by $7.9 million, and was partially offset by receivables reserve decreases of $1.3 million in Network Services and $1.2 million in Care Management Services.

Health Services. Health Services’ revenue increase in 2003 from 2002 was primarily due to growth in average revenue per visit, partially offset by a decrease in visits. Increases in ancillary services also contributed significantly to this segment’s revenue growth as compared to the prior year. The first quarter 2002 revenue reduction of $7.9 million for the accounts receivable reserve increase also contributed to the revenue increase for the first half of 2003 from the first half of 2002. The number of total patient visits per day to our centers in the second quarter and first half of 2003 decreased 1.9% and 0.3% compared to the second quarter and first half of 2002, respectively, and decreased 2.2% and 0.9%, respectively, on a same-center basis. We believe these decreases in visits to our centers primarily relate to decreases in nationwide employment, particularly in jobs that are more prone to workplace injuries and illness. We have experienced some improvement in these growth trends as compared to the same-center decline of 4.1% we reported for the first six months of last year and anticipate that these rates of growth will generally improve further once job growth resumes to more traditional levels. Our “same-center” comparisons represent all centers that Health Services has operated for the previous two full years and includes the effects of any centers acquired and subsequently consolidated into existing centers. For the three months ended June 30, 2003 and 2002, Health Services derived 71.8% and 70.6% of its comparable same-center net revenue from the treatment of work-related injuries and illnesses, respectively, and 28.2% and 29.4% of its net revenue from non-injury and non-illness related medical services, respectively. For the six months ended June 30, 2003 and 2002, Health Services derived 72.3% and 71.0% of its comparable same-center net revenue from the treatment of work-related injuries and illnesses, respectively, and 27.7% and 29.0% of its net revenue from non-injury and non-illness related medical services, respectively. Excluding on-site and ancillary services, injury-related visits constituted 49.7% and 49.2% of same-center visits in the second quarter of 2003 and 2002, respectively, and 50.3% and 50.1% of same-center visits in first half of 2003 and 2002, respectively. On a same-center basis, average revenue per visit increased 2.6% and 3.5% for the first three months and six months of 2003 as compared to the same period in the prior year, respectively, primarily due to increases in the average prices charged for our services. We currently anticipate further price increases in our Health Services segment due to increases in the fee schedules that apply to our services in key states in which we do business. Same-center revenue was $111.8 million and $111.4 million for the first quarters of 2003 and 2002, respectively, while revenue from acquired and developed centers and ancillary services was $14.6 million and $12.0 for the same respective periods. For the first half of 2003 and 2002, same-center revenue was $217.9 million and $212.3 million, respectively, while revenue from acquired and developed centers and ancillary services was $27.0 million and $14.4 for the same respective periods.

Network Services. This segment’s revenue increased $5.5 million, or 9.8%, for the second quarter of 2003 and $11.3 million, or 10.1%, for the first half of 2003 from the same respective periods of 2002 due to growth in billings. The increase for the first half of 2003 was partially offset by the $1.3 million revenue increase due to the first quarter of 2002 accounts receivable reserve decrease. Our non-network medical providers’ bill review services provided the majority of the revenue increase due to an increase in the amount of gross charges reviewed as compared to the prior year and the amount of savings achieved through our review of medical charges. Increases in our workers’ compensation-based preferred provider organization and provider bill repricing and review services also contributed to the revenue increases. These increases related primarily to the addition of new customer accounts and business volumes in these lines of business.

Care Management Services. Revenue for our Care Management Services segment decreased by $2.4 million, or 3.2%, for the second quarter of 2003 and $8.8 million, or 5.8%, for the first half of 2003 from the same respective periods in the prior year due to lower billings. The $1.2 million revenue increase in the first quarter of 2002 for the accounts receivable reserve decrease also contributed to the 2003 year-to-date revenue decline. The billing decrease was due to declines in our case management and independent medical exams services.

Like our two other business segments, we provide a majority of our Care Management Services to clients in the workers’ compensation market. In a manner similar to our other business segments, we have experienced declines in referral trends, which we believe primarily relate to the overall drop in nationwide employment and related rates of workplace injuries. Generally, Health Services is the first segment to be affected by economic downturns and upturns since it sees patients at the time of initial injury. Network Services is the second segment to be affected since it involves the review of bills generated from injury-related visits. Care Management Services is the final segment to experience the effects of changing injury trends since it generally receives referrals for service a number of months after the initial injury occurs. Accordingly, we believe a primary cause of the decline in revenue experienced in Care Management Services in 2003 is related to the effects of declines in workplace injuries that we experienced in the Health Services business during 2002. As we are currently seeing gradual improvements in the relative visit amounts in our Health Services segment, we anticipate that we could experience a similar future recovery in the rates of referrals in Case Management Services based on the degree to which employment trends stabilize and return to historical rates of growth.

In addition to the economic effects described above, we have encountered, to a lesser extent, some revenue declines in our independent medical exams services associated with client referral volume decreases due to integration of acquired operations with our own and increased competition.

Cost of Services

Total cost of services decreased in the second quarter of 2003 from the same period in the prior year due to decreased expenses in Care Management Services, partially offset by increased costs in Health Services and Network Services. The decrease in total cost of services in the first half of 2003 from the first half of 2002 was primarily due to adjustments to the accounts receivable reserves in the first quarter of 2002. As part of the review of our accounts receivable history and collection experience, Health Services recorded an adjustment of $1.7 million to bad debt expense in the first quarter of 2002 to increase its bad debt reserves. Total cost of services increased $1.2 million, or 0.3% in the first half of 2003 from the same period in 2002 due to increased costs in Health Services and Network Services, partially offset by decreased expenses in Care Management Services. The increase in costs was offset by the $1.7 million accounts receivable adjustment in the first quarter of 2002.

Gross Profit

The increase in the second quarter 2003 gross profit and gross profit margin from the second quarter of 2002 was primarily due to increases for all segments. The increases in the gross profit and gross profit margin for the first half of 2003 from the first half of 2002 were due to increases for Health Services and Network Services, partially offset by declines in Care Management Services. Our overall gross and operating margins were also improved during 2003 due to a reduction in total personnel by more than 400 positions since the second quarter of 2002. These reductions were primarily made in our Care Management Services segment and in certain information technology and administrative functions.

Health Services. Health Services’ gross profit and gross profit margin increase for the second quarter of 2003 from the same quarter of 2002 was primarily due to pricing increases and increases in the volume of higher-margin ancillary services, including on-site and managed pharmacy programs. The primary factor in Health Services’ gross profit increase in the first half of 2003 as compared to the first half of 2002 was a $9.6 million increase in accounts receivable reserves related to the change in accounting estimate in the first quarter of 2002, consisting of a $7.9 million reduction in revenue and a $1.7 million increase in cost of services. Health Services’ remaining gross profit increase of $4.4 million was primarily due to improved revenue, increases in ancillary services and our corresponding utilization of the fixed nature of our existing center facilities.

Network Services. Network Services’ gross profit and gross profit margin increases in 2003 from 2002 were primarily due to revenue growth in 2003 and the relatively fixed nature of this segment’s expenses. This segment’s gross profit increase for the first half of 2003 compared to the first half of 2002 was partially offset by the $1.3 million accounts receivable adjustment in the first quarter of 2002.

Care Management Services. This segment’s gross profit and gross profit margin increases for the second quarter of 2003 from the same prior year period were primarily due to reductions of costs in excess of the declines in revenue. However, these cost reductions did not fully offset the revenue decrease on a year-to-date basis. Additionally, the $1.2 million accounts receivable reserve adjustment in the first quarter of 2002 contributed to the decrease for the first half of 2003 from the same prior year period.

General and Administrative Expenses

General and administrative expenses increased 8.9% in the second quarter of 2003 to $29.5 million from $27.1 million in the second quarter of 2002, or 11.3% and 10.7% as a percentage of revenue for the second quarters of 2003 and 2002, respectively. For the first half of 2003, general and administrative expenses increased 17.1% to $58.1 million from $49.6 million in the first half of 2003, or 11.3% and 10.0% as a percentage of revenue for the first half of 2003 and 2002, respectively. The increase in general and administrative expenses was primarily due to increased compensation and benefits costs in 2003, as well as higher depreciation and property and casualty costs in 2003. Additionally, the increase for the first six months of 2003 from the same period in 2002 was affected by a $3.9 million reduction in employee benefits in the first quarter of 2002 associated with a reduction in the amount of employee contributions we matched in our defined contribution plan as compared to prior years.

Interest Expense, Net

Interest expense decreased $2.0 million in the second quarter of 2003 to $14.6 million from $16.6 million in the second quarter of 2002. For the first six months of 2003 and 2002, interest expense was $29.2 million and $33.0 million, respectively. These decreases were primarily due to the redemption of $47.5 million of our 13% senior subordinated notes in July 2002 and the prepayment of $25.0 million of our credit facility in November 2002. As of June 30, 2003, approximately 69.9% of our debt contained floating rates. Although we utilize interest rate hedges to manage a significant portion of this market exposure, rising interest rates would negatively impact our results. See “Liquidity and Capital Resources” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Interest Rate Hedging Arrangements

In 2003 and 2002, we used interest rate collars to reduce our exposure to variable interest rates and because our existing credit agreement requires them. These collars generally provided for certain ceilings and floors on interest payments as the three-month LIBOR rate increased and decreased, respectively. The changes in fair value of this combination of ceilings and floors were recognized each period in earnings. We recorded gains of $2.2 million and $4.4 million in the second quarter and first half of 2003, respectively, as compared to losses of $6.4 million and $1.2 million for the same respective periods of the prior year. These gains and losses were based upon the change in the fair value of our interest rate collar agreements. This earnings impact and any subsequent changes in our earnings as a result of the changes in the fair values of the interest rate collars are non-cash charges or credits and do not impact cash flows from operations or operating income. There have been, and may continue to be, periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. Further, if these collars were held to maturity (2004 and 2005), the earnings adjustments would offset each other on a cumulative basis and ultimately equal zero. In the third quarter of 2003, we commenced the process of negotiating a series of refinancing transactions, which includes possibly terminating our hedging arrangements. If these hedging arrangements are eliminated as part of the refinancing transactions, the costs of terminating them that are less than or are in excess of amounts previously expensed associated with recognizing changes in their fair market value will be charged to expense in the period in which they are terminated. For a further discussion of the refinancing transactions, see “Liquidity and Capital Resources.”

Provision for Income Taxes

We recorded tax provisions of $3.2 million and $5.5 million in the second quarter and first six months of 2003, which reflected effective tax rates of 20.2% and 21.6%, respectively. For the second quarter and first six months of 2002, we recorded tax provisions of $1.4 million and $5.0 million, which reflected effective tax rates of 67.7% and 57.9%, respectively. The effective rate differed from the statutory rate primarily due to the impact of state income taxes and the deferred income tax valuation allowance. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate in 2003. Due to our recent operating history and other factors, we have established a valuation allowance for certain of our deferred tax assets. To the extent that we achieve consistent levels of profitability in future periods, we may receive future benefits in our income tax provision associated with the reduction of these valuation allowances.

Acquisitions and Divestitures

Periodically, we evaluate opportunities to acquire or divest of businesses when we believe those actions will enhance our future growth and financial performance. Currently, to the extent we consider acquisitions, they are typically businesses that operate in the same markets or along the same service lines as those in which we currently operate. Our evaluations are subject to our availability of capital, our debt covenant requirements and a number of other financial and operating considerations. The process involved in evaluating, negotiating, gaining required approvals and other necessary activities associated with individual acquisition or divestiture opportunities can be extensive and involve a significant passage of time. It is also not uncommon for discussions to be called off and anticipated acquisitions or divestitures to be terminated shortly in advance of the date upon which they were to have been consummated. As such, we generally endeavor to announce material acquisitions and divestitures based on their relative size and anticipated effect on our Company, once we believe they have reached a state in the acquisition or divestiture process where we believe that their consummation is reasonably certain and with consideration of other legal and general business practices.

We completed two acquisitions in the second quarter of 2003. We currently believe we will consummate several acquisitions of centers in transactions that are small in size in our Health Services segment during the remainder of 2003.

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

In May 2003, the FASB issued SFAS 150, Accounting for Certain Instruments with Characteristics of Both Liability and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not anticipate any financial impact upon the adoption of this statement.

Liquidity and Capital Resources

In July 2003, we commenced negotiating a series of refinancing transactions that would include issuing $150.0 million aggregate principal amount of senior subordinated notes and entering into a new $435.0 million senior secured term credit facility. We currently anticipate the new credit facility will consist of a $335.0 million term loan facility and a $100.0 million revolving loan facility. Subject to change based upon market conditions, the Company intends to use the proceeds from the senior subordinated notes offering and the new credit facility to: (1) repay all amounts outstanding under our existing credit facility, (2) terminate our existing hedging arrangements, (3) transfer cash proceeds to our parent, Concentra Holding, to enable it to redeem a portion of its 14% senior discount debentures, and (4) pay related fees and expenses.

Cash Flows from Operating Activities. Cash flows from operating activities provided $36.9 million and $8.0 million for the six months ended June 30, 2003 and 2002, respectively. The increase in cash flows from operating activities in the first half of 2003 as compared to the first half of 2002 was primarily a result of increased operating income and an increase in accounts payable and accrued liabilities, partially offset by increased accounts receivable and prepaid expenses and other assets. During the first half of 2003, $3.6 million of cash was used by changes in working capital, related to increased prepaid expenses and other assets of $7.8 million, increased accounts receivable of $7.3 million, partially offset by increased accounts payable and accrued expenses of $11.5 million. Prepaid expenses and other assets increased primarily due to the timing of payments, and accounts receivable increased primarily due to continued revenue growth. Accounts payable and accrued expenses increased due to the timing of certain payments. During the first half of 2002, $19.5 million of cash was used by changes in working capital, primarily related to a decrease in accounts payable and accrued expenses of $15.2 million and an increase in prepaid expenses and other assets of $6.0 million, partially offset by decreases in accounts receivable of $1.7 million. Accounts payable and accrued expenses decreased primarily due to the timing of certain payments, including payroll-related items. Prepaid expenses and other assets increased primarily due to the timing of payments. The decrease in net accounts receivable in 2002 primarily relates to a $7.1 million net adjustment to increase contractual and bad debt allowances in the first quarter of 2002, partially offset by increases in accounts receivable due to revenue growth. The 2002 adjustment was a result of the change in accounting estimate for accounts receivable discussed earlier.

Our days sales outstanding on accounts receivable, or DSO, was 61 days at June 30, 2003, as compared to 64 days at June 30, 2002. We calculated DSO based on accounts receivable, net of allowances, divided by the average revenue per day for the prior three months. The decrease in the DSO in the first half of 2003 from the first half of 2002 was primarily due to increased collections and increased allowances on accounts receivable.

In the first half of 2003, we paid approximately $0.8 million related to unusual charges that occurred in the first quarter of 1998, fourth quarter of 1998, third quarter of 1999, fourth quarter of 2001 and fourth quarter of 2002. At June 30, 2002, approximately $1.4 million of the accrual for these unusual charges remained for facility lease obligations, personnel reduction costs and other payments. We anticipate that the majority of this liability will be paid over the next 12 months.

Cash Flows from Investing Activities. In the first six months of 2003, we used net cash of $3.7 million in connection with acquisitions and $14.4 million to purchase property, equipment and other assets, the majority of which was spent on new computer hardware and software technology, including $1.5 million of software acquired under a capital lease. In the first half of 2002, we used net cash of $2.8 million in connection with acquisitions and $17.1 million of cash to purchase property, equipment and other assets, the majority of which was spent on new computer hardware and software technology, and leasehold improvements. Cash flows from investing activities in the first half of 2002 also included $0.5 million of cash received from the sale of internally-developed software. As required by accounting pronouncements, the proceeds from this sale were offset against the amount capitalized on the consolidated balance sheet and were not recognized as revenue.

Cash Flows from Financing Activities. Cash flows used in financing activities in the first half of 2003 of $1.8 million were primarily due to payments on debt of $3.5 million, partially offset by $1.5 million in proceeds from a capital lease. In February 2003, we entered into a five-year capital lease for software. We paid $1.5 million at the lease execution, with the remaining payment due in one year. Additionally, we paid $2.0 million of long-term debt in the first half of 2003. Cash flows provided by financing activities in the first half of 2002 of $47.6 million were primarily due to $53.3 million of proceeds from the issuance of 54 shares of common stock to Concentra Holding and $2.5 million in proceeds from the issuance of short-term debt, partially offset by $6.0 million of decreased borrowing on our revolving credit facility, $1.2 million of payments of debt and $1.1 million of payments of deferred financing fees.

As necessary, we make short-term borrowings under our existing $100 million revolving credit facility for working capital and other purposes. Given the timing of our expenditures for payroll, interest payments, acquisitions and other significant outlays, our level of borrowing under our revolving credit facility can vary substantially throughout the course of an operating period. During the past year, the level of our borrowings under our revolving credit facility has varied in the following manner (in thousands):

Quarters Ending	Borrowing Level
	Minimum	Maximum	Average	Ending
March 31, 2002	$6,000	$35,000	$22,389	$21,500
June 30, 2002	—	29,000	19,082	—
September 30, 2002	—	28,500	12,821	6,000
December 31, 2002	—	12,500	1,957	—
March 31, 2003	—	9,500	1,961	—
June 30, 2003	—	—	—	—

Our existing credit agreement requires us to satisfy certain financial covenant ratio requirements including leverage ratios, interest coverage ratios and fixed charge coverage ratios. In the first half of 2003, we were in compliance with our covenants, including our financial covenant ratio tests. The leverage ratio and interest coverage ratio requirements for the quarter ended June 30, 2003, were 4.30 to 1.00 and 2.00 to 1.00, respectively. These ratio requirements become more restrictive in future quarters through the third quarter of 2005. As part of our refinancing transactions, we anticipate entering into a new credit agreement that will contain financial covenant ratio tests of a similar type that will also become increasingly more restrictive in future periods. Although we currently anticipate achieving these required covenant levels, our ability to be in compliance with these more restrictive ratios will be dependent on our ability to increase cash flows over current levels. At June 30, 2003, we had no borrowings outstanding under our $100 million revolving credit facility and $335.2 million in term loans outstanding under our credit agreement. Our total indebtedness outstanding was $479.3 million at June 30, 2003.

Our existing credit agreement also contains prepayment requirements that occur if our financial performance exceeds certain prescribed levels. If we have excess cash flow, as defined in the agreement, we are subject to mandatory principal repayments. We were not subject to these mandatory repayments in the first six months of 2002 or 2003. However, we anticipate that we may meet these requirements in future periods based upon our current financial projections.

We currently believe that our cash balances, the expected cash flow generated from operations and our borrowing capacity under our revolving credit facility will be sufficient to fund our working capital, occupational healthcare center acquisitions and capital expenditure requirements for the immediately foreseeable future. Our long-term liquidity needs will consist of working capital and capital expenditure requirements, the funding of any future acquisitions, and repayment of borrowings under our revolving credit facility and the repayment of outstanding indebtedness. We intend to fund these long-term liquidity needs from the cash generated from operations, available borrowings under our revolving credit facility and future debt or equity financing. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. Many of these factors are beyond our control or our ability to currently anticipate. Therefore, it is possible that our business will not generate sufficient cash flow from operations. Additionally, we cannot be certain that any future debt or equity financing will be available on terms favorable to us, or that our long-term cash generated from operations will be sufficient to meet our long-term obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. In order to hedge a portion of this risk under our current credit agreement, we have utilized interest rate collars. We have performed sensitivity analyses to assess the impact of changes in the interest rates on the value of our market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value or cash flow relative to our debt instruments. However, the same hypothetical 10% movement in interest rates would change the fair value of our hedging arrangements and pretax earnings by $0.6 million as of June 30, 2003. Market rate volatility is dependent on many factors that are impossible to forecast and actual interest rate increases could be more or less severe than this 10% increase. For more information on the interest rate collars, see Note 5 “Revolving Credit Facility and Long-Term Debt” in the audited consolidated financial statements of our 2002 Form 10-K/A.

ITEM 4.	CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective in timely providing them with material information required to be disclosed by the Company in its filings under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, its internal controls during our most recent fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K

(a)	Exhibits:

Exhibit No.	Description

4.1	Supplemental Indenture dated as of July 28, 2003 among Concentra Holding, The Bank of New York as Trustee and the Holders of Concentra Holding’s 14% Senior Discount Debentures.

10.1	Indemnification Agreement dated as of June 26, 2003 between Concentra Holding and Daniel J. Thomas (identical agreements were executed as of June 26, 2003 between Concentra Holding and each of the following: John K. Carlyle, Frederick C. Dunlap, Carlos A. Ferrer, James M. Greenwood, James T. Kelly, Thomas E. Kiraly, D. Scott Mackesy, Steven E. Nelson, Richard A. Parr, Paul B. Queally and Richard J. Sabolik).

10.2	Amended and Restated Occupational Medicine Center Management and Consulting Agreement dated as of July 30, 2003 between Concentra Health Services, Inc. and Occupational Health Centers of the Southwest, P.A.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K during the quarter ended June 30, 2003:

Form 8-K filed April 25, 2003 reporting under Item 7 and Item 9 restated unaudited quarterly statements of cash flows for 2001 and 2002 and unaudited quarterly reconciliations of operating cash flows to earnings before interest, taxes, depreciation and amortization for 2001 and 2002.

Form 8-K filed May 6, 2003 reporting under Item 7 and Item 9 the Company’s press release announcing the Company’s earnings for the quarter ended March 31, 2003, as required by Item 12.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCENTRA OPERATING CORPORATION

August 4, 2003	By: /s/ Thomas E. Kiraly
Thomas E. Kiraly
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Supplemental Indenture dated as of July 28, 2003 among Concentra Holding, The Bank of New York as Trustee and the Holders of Concentra Holding’s 14% Senior Discount Debentures.

10.1	Indemnification Agreement dated as of June 26, 2003 between Concentra Holding and Daniel J. Thomas (identical agreements were executed as of June 26, 2003 between Concentra Holding and each of the following: John K. Carlyle, Frederick C. Dunlap, Carlos A. Ferrer, James M. Greenwood, James T. Kelly, Thomas E. Kiraly, D. Scott Mackesy, Steven E. Nelson, Richard A. Parr, Paul B. Queally and Richard J. Sabolik).

10.2	Amended and Restated Occupational Medicine Center Management and Consulting Agreement dated as of July 30, 2003 between Concentra Health Services, Inc. and Occupational Health Centers of the Southwest, P.A.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.