Form 10-Q
period 2003-09-30
CONCENTRA OPERATING CORP
filed 2003-11-13
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation. As of November 1, 2003, there were 35,553,873 shares outstanding of Concentra Inc. common stock, none of which were publicly traded. Currently there is no established trading market for these shares.

CONCENTRA OPERATING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONCENTRA OPERATING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,244	$19,002
Accounts receivable, net	185,792	167,561
Prepaid expenses and other current assets	40,589	39,407

Total current assets	238,625	225,970

Property and equipment, net	124,261	134,981
Goodwill and other intangible assets, net	487,532	486,231
Other assets	53,361	41,456

Total assets	$903,779	$888,638

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Revolving credit facility	$—	$—
Current portion of long-term debt	4,881	3,825
Accounts payable and accrued expenses	104,602	108,513

Total current liabilities	109,483	112,338

Long-term debt, net	623,313	476,001
Deferred income taxes and other liabilities	97,983	90,056
Fair value of hedging arrangements	—	33,472

Total liabilities	830,779	711,867

Stockholder’s equity:
Common stock	—	—
Paid-in capital	172,834	311,077
Retained deficit	(99,834)	(134,306)

Total stockholder’s equity	73,000	176,771

Total liabilities and stockholder’s equity	$903,779	$888,638

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Health Services	$134,950	$128,002	$379,906	$354,728
Network Services	65,368	55,164	188,879	168,653
Care Management Services	68,535	71,632	212,496	225,577

Total revenue	268,853	254,798	781,281	748,958

Cost of Services:
Health Services	108,336	104,040	310,686	302,152
Network Services	35,280	34,762	106,311	103,750
Care Management Services	61,258	67,494	188,496	201,525

Total cost of services	204,874	206,296	605,493	607,427

Total gross profit	63,979	48,502	175,788	141,531

General and administrative expenses	31,883	27,880	89,937	77,505
Amortization of intangibles	969	853	2,971	2,716

Operating income	31,127	19,769	82,880	61,310

Interest expense, net	13,790	15,507	42,944	48,555
(Gain) loss on change in fair value of hedging arrangements	(5,456)	7,712	(9,869)	8,896
Loss on early retirement of debt	7,837	7,381	7,837	7,381
Other, net	804	(109)	2,187	(1,420)

Income (loss) before income taxes	14,152	(10,722)	39,781	(2,102)
Provision (benefit) for income taxes	81	(3,544)	5,626	1,443

Net income (loss)	$14,071	$(7,178)	$34,155	$(3,545)

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Operating Activities:
Net income (loss)	$34,155	$(3,545)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	34,139	32,044
Amortization of intangibles	2,971	2,716
(Gain) loss on change in fair value of hedging arrangements	(9,869)	8,896
Write-off of deferred financing costs	7,837	1,152
Write-off of fixed assets	82	259
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(17,909)	2,942
Prepaid expenses and other assets	(8,988)	(29,589)
Accounts payable and accrued expenses	8,154	11,493

Net cash provided by operating activities	50,572	26,368

Investing Activities:
Purchases of property, equipment and other assets	(21,104)	(27,127)
Acquisitions, net of cash acquired	(5,094)	(1,829)
Proceeds from the licensing of internally-developed software	—	515

Net cash used in investing activities	(26,198)	(28,441)

Financing Activities:
Borrowings (payments) under the revolving credit facility, net	—	—
Proceeds from the issuance of debt	486,500	3,450
Repayments of debt	(339,568)	(50,689)
Payment to terminate hedging arrangements	(23,603)	—
Payment of deferred financing costs	(11,135)	(1,135)
Distributions to minority interests	(2,316)	(1,194)
Contribution to parent	(141,152)	—
Contribution from issuance of common stock by parent	242	355
Proceeds from the issuance of common stock to parent	—	52,970
Other	(100)	(43)

Net cash provided by (used in) financing activities	(31,132)	3,714

Net Increase (Decrease) in Cash and Cash Equivalents	(6,758)	1,641

Cash and Cash Equivalents, beginning of period	19,002	8,950

Cash and Cash Equivalents, end of period	$12,244	$10,591

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$45,563	$53,413
Income taxes paid, net	$2,656	$1,864
Liabilities and debt assumed in acquisitions	$1,020	$500

Non-cash Investing and Financing Activities:
Capital lease obligations	$1,351	$—

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

(1)	Reclassifications and Business Combinations

Certain reclassifications have been made in the 2002 financial statements to conform to classifications used in 2003. The consolidated statements of operations for the three months and nine months ended September 30, 2002 and the consolidated statements of cash flows for the nine months ended September 30, 2002 have been adjusted to include the historical results of Em3 Corporation (“Em3”) and OccMed Systems, Inc. (“OccMed”). Effective December 1, 2002, the Company acquired substantially all of the assets and liabilities of Em3 and OccMed. Because the Company’s controlling stockholder, Welsh, Carson, Anderson & Stowe (“WCAS”), also controlled these two acquired companies, the accounting for these acquisitions was viewed as a reorganization of entities under common control. Accordingly, the historical costs of the acquired companies’ assets and liabilities were utilized as if WCAS contributed their interest in the acquired companies to the Company at their historical cost. The remainder acquired by the Company was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 141, Business Combinations (“SFAS 141”) whereby assets and liabilities are “stepped-up” to fair value with the remainder allocated to goodwill. Accordingly, the Company has consolidated Em3 and OccMed’s historical financial statements with those of the Company, and the equity interests of other investors, which were 34% for Em3 and 31% for OccMed, have been reflected as a minority interest in the Company’s financial statements for periods prior to December 1, 2002. The Company’s net income for the three months and nine months ended September 30, 2002 was reduced by $1.6 million and $5.6 million, respectively, as a result of the historical restatement for the Em3 and OccMed acquisitions. As a result, the amounts reported in the accompanying consolidated financial statements of the Company differ from amounts previously reported in the Company’s Form 10-Q for the quarter ended September 30, 2002.

(2)	Stock Based Compensation Plans

Concentra Holding issues stock options to the Company’s employees and outside directors. The Company accounts for these plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized related to stock option grants when the exercise price is equal to the market price on the date of grant.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period. Had compensation cost for these plans been determined consistent with SFAS 123, the Company’s net income would have been decreased to the following supplemental pro forma net income (loss) amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$14,071	$(7,178)	$34,155	$(3,545)
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,140)	(853)	(3,443)	(2,498)

Supplemental pro forma	$12,931	$(8,031)	$30,712	$(6,043)

For purposes of this disclosure, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rates	3.0%	3.1%	2.7%	3.2%
Expected volatility	17.8%	28.8%	17.8%	28.8%
Expected dividend yield	—	—	—	—
Expected weighted average life of options in years	5.0	4.7	4.9	4.8

(3)	Recent Accounting Pronouncements

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

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting, as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock options. See “Note 2, Stock Based Compensation Plans” for the disclosures required by SFAS 148.

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

In April 2003, the FASB issued SFAS 149, Amendment of Statement of 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 was generally effective for contracts entered into or modified after June 30, 2003 and did not have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Instruments with Characteristics of Both Liability and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 did not have any financial impact on the Company’s financial statements.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

(4)	Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets is comprised of the following (in thousands):

	September 30, 2003	December 31, 2002
Amortized intangible assets, gross:
Customer contracts	$6,190	$6,190
Covenants not to compete	4,305	4,305
Customer lists	3,420	3,420
Servicing contracts	3,293	3,293
Licensing and royalty agreements	285	285

	17,493	17,493
Accumulated amortization of amortized intangible assets:
Customer contracts	(2,950)	(1,770)
Covenants not to compete	(2,322)	(1,411)
Customer lists	(2,985)	(2,430)
Servicing contracts	(631)	(384)
Licensing and royalty agreements	(202)	(123)

	(9,090)	(6,118)

Amortized intangible assets, net	8,403	11,375
Non-amortized intangible assets:
Goodwill	478,975	474,702
Trademarks	154	154

	$487,532	$486,231

The change in the net carrying amount of amortized intangible assets is due to amortization. The increase in goodwill is due to acquisitions.

The net carrying value of goodwill by operating segment is as follows (in thousands):

	September 30, 2003	December 31, 2002
Health Services	$247,999	$243,726
Network Services	184,902	184,902
Care Management Services	46,074	46,074

	$478,975	$474,702

Amortization expense for intangible assets with finite lives was $1.0 million and $0.9 million for the three months ended September 30, 2003 and 2002, respectively and $3.0 million and $2.7 million for the nine months ended September 30, 2003 and 2002, respectively. Estimated amortization expense on intangible assets with finite lives for the five succeeding fiscal years ending December 31 is as follows (in thousands):

2003	$3,912
2004	3,293
2005	2,031
2006	483
2007	393

SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires the Company to perform an annual goodwill impairment test, on a reporting unit basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the component level), discrete financial information is prepared and regularly

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

reviewed by management, and the businesses are not otherwise aggregated due to having certain common characteristics, in which case such component is the reporting unit. A fair value approach using projected cash flows and comparative market multiples is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value.

The Company completed its 2003 annual impairment test of goodwill and determined that no impairment existed at July 1, 2003. However, the fair value of Care Management Services’ goodwill exceeded its carrying amount by a relatively modest amount, due primarily to this reporting unit’s recent performance trends. Although Care Management Services’ earnings have improved during the last twelve months, a non-cash goodwill impairment charge to income may be incurred for this reporting unit in a future period, depending on the prospective growth of earnings.

(5)	Revolving Credit Facility and Long-Term Debt

The Company’s long-term debt as of September 30, 2003, and December 31, 2002, consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Term loan due 2009	$334,163	$—
Tranche B term loan due 2006	—	224,626
Tranche C term loan due 2007	—	112,314
9.5% Senior Subordinated Notes due 2010	150,000	—
13.0% Senior Subordinated Notes due 2009	142,500	142,500
Other	1,531	386
	628,194	479,826
Less: Current maturities	(4,881)	(3,825)

Long-term debt, net	$623,313	$476,001

The Company had no revolving credit borrowings at September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003, and December 31, 2002, accrued interest was $6.4 million and $11.4 million, respectively.

In February 2003, the Company entered into a five-year capital lease for software. The Company paid $1.5 million to the lessor at the lease execution, with the remaining $1.5 million to be paid in February 2004. At the end of the five-year term, the Company has the option to extend the term of the agreement. The software will be amortized over the primary term of the lease.

On August 13, 2003, the Company completed a series of refinancing transactions (the “Refinancing Transactions”) that included issuing $150.0 million aggregate principal amount of 9.5% senior subordinated notes (the “9.5% Subordinated Notes”) and entering into a new $435.0 million senior secured term credit facility (the “New Credit Facility”). The New Credit Facility consists of a $335.0 million term loan facility (the “New Term Loan”) and a $100.0 million revolving loan facility (the “New Revolving Credit Facility”). The Company used the proceeds from the 9.5% Senior Subordinated Notes offering and the New Credit Facility together with cash on hand to: (1) repay the $335.2 million of outstanding indebtedness under the Company’s previous credit facility, (2) terminate previously existing interest rate hedging arrangements valued at $23.6 million (3) transfer $141.2 million of cash proceeds to the Company’s parent, Concentra Holding, to enable it to redeem a portion of its 14.0% senior discount debentures, (4) pay $4.6 million of accrued interest on the previous credit facility and hedging arrangements and (5) pay approximately $11.3 million of related fees and expenses. In connection with the termination of the existing credit facility, the Company recorded approximately $7.8 million of debt extinguishment costs in the third quarter of 2003 for the write-off of related deferred financing fees and other expenses.

On August 13, 2003, the Company entered into the New Credit Facility with a consortium of banks. Borrowings under the New Revolving Credit Facility and New Term Loan bear interest, at the Company’s option, at either (1) the Alternate Base Rate (“ABR”), as defined, plus a margin initially equal to 2.25% for the loans under the New Revolving

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Credit Facility and 2.75% for the New Term Loan or (2) the reserve-adjusted Eurodollar rate plus a margin initially equal to 3.25% for the loans under the New Revolving Credit Facility and 3.75% for the New Term Loan. The margins for borrowings under the New Revolving Credit Facility will be subject to reduction based on changes in the Company’s leverage ratios and certain other performance criteria. The New Term Loan matures on June 30, 2009, and requires quarterly principal payments of $0.8 million through June 30, 2008, $47.7 million for each of the following two quarters, $95.5 million on March 31, 2009 and any remaining balance due on June 30, 2009. The New Revolving Credit Facility provides for borrowing up to $100.0 million and matures on August 13, 2008. As part of the New Credit Facility, the Company was required to pay fees of $5.2 million to the lenders approving the agreement and $0.4 million of other related expenses. These fees and expenses were capitalized as deferred financing costs and will be amortized over the life of the New Credit Facility. The New Credit Facility contains prepayment requirements that would occur based on certain net asset sales outside the ordinary course of business by the Company, from the proceeds of specified debt and equity issuances by the Company and if the Company has excess cash flow, as defined in the agreement. The Company was not required to make prepayments under these provisions in the third quarter of 2003. However, management anticipates that the Company may meet these requirements in future periods, based upon its financial projections.

Prior to August 13, 2003, the Company had a credit agreement (the “Previous Credit Facility”) with a consortium of banks, providing for term loans and a $100 million revolving credit facility. The term loans were issued as a $250 million term loan (the “Tranche B Term Loan”) and a $125 million term loan (the “Tranche C Term Loan”) bearing interest, at the Company’s option, at the ABR, as defined, plus 2.25% and 2.50%, respectively, or the one, two, three, or six month Eurodollar Rate, as defined, plus 3.25% and 3.50%, respectively. In 2000, the Company and its lenders amended and restated the Previous Credit Facility whereby the Tranche B Term Loan and the Tranche C Term Loan bore interest, at the Company’s option, at the ABR, as defined, plus 3.00% and 3.25%, respectively, or the Eurodollar Rate, as defined, plus 4.00% and 4.25%, respectively. In 2002, the Company prepaid $16.7 million and $8.3 million of its Tranche B Term Loan and Tranche C Term Loan, respectively. The Tranche B Term Loan would have matured on June 30, 2006, and required quarterly principal payments of $0.6 million through June 30, 2005, and $54.7 million for each of the remaining four quarters or until all principal was repaid. The Tranche C Term Loan would have matured on June 30, 2007, and required quarterly principal payments of $0.3 million through June 30, 2006, and $27.1 million for each of the remaining four quarters or until all principal was repaid. The Revolving Credit Facility provided for borrowing up to $100 million and would have matured on August 17, 2005. As part of the Refinancing Transactions, the Company repaid all amounts outstanding under the Previous Credit Facility and expensed the write-off of related $7.8 million of deferred financing fees and expenses.

The 9.5% Subordinated Notes were issued on August 13, 2003 for $150.0 million and are general unsecured indebtedness with semi-annual interest payments due on February 15 and August 15, commencing on February 15, 2004. These notes mature on August 15, 2010. As part of the issuance of the 9.5% Subordinated Notes, the Company was required to pay fees of $4.5 million in arrangement fees and $0.8 million of other related expenses. These fees and expenses were capitalized as deferred financing costs and will be amortized over the life of the 9.5% Subordinated Notes. At any time prior to August 15, 2006, the Company can redeem, with proceeds from new equity, up to 35% of the aggregate principal amount of the 9.5% Subordinate Notes at a redemption price of 109.5% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date. Prior to August 15, 2007, the Company may redeem all, but not less than all, of the 9.5% Subordinated Notes at a redemption price of 100.0% of the principal amount of the notes plus the applicable premium, as defined, and accrued and unpaid interest to the redemption date. The Company can also redeem all or part of the 9.5% Subordinated Notes on or after August 15, 2007 at 104.8% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, with the redemption premium decreasing annually to 100.0% of the principal amount on August 15, 2009. Upon a change of control, as defined, each holder of the 9.5% Subordinated Notes may require the Company to repurchase all or a portion of that holder’s notes at a purchase price of 101.0% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest. On October 14, 2003 the Company completed an exchange offer in which it exchanged the 9.5% Subordinated Notes for notes that were registered under the Securities Act of 1933. The 9.5% Subordinated Notes, as well as the 13.0% senior subordinated notes (the “13.0% Subordinated Notes”), the Previous Credit Facility and the New Credit Facility, are guaranteed on a joint and several basis by each and every current wholly-owned subsidiary, the results of which are consolidated in the results of the Company. These guarantees are full and unconditional. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 13% Subordinated Notes or the 9.5% Subordinated Notes. For financial information on guarantor and non-guarantor subsidiaries, see “Note 10. Condensed Consolidating Financial Information.”

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The Previous Credit Facility required the Company to enter into interest rate hedge agreements for the purpose of reducing the effect of variable interest rate fluctuations on a certain portion of the Previous Credit Facility. Accordingly, the Company entered into an interest rate collar agreement on November 17, 1999, which it subsequently amended on May 17, 2000. The interest rate collar agreement converted $200 million of certain variable rate debt to fixed rates. Had it not been cancelled as a part of the Refinancing Transactions, this agreement would have expired by its terms on November 17, 2004. Under the agreement, the Company generally paid and received the three month LIBOR rate (the “Swap Rate”) to and from the counterparty on the notional amount subject to the following limitations: the minimum rate the Company paid was 6.3% when the Swap Rate was less than 5.9%; the maximum rate the Company paid was 6.3%, unless the Swap Rate was greater than 7.5% and less than 8.5%; and, if the Swap Rate was greater than 8.5%, the Company paid 8.5% until November 17, 2002. After November 17, 2002 through the maturity of the agreement, there was no maximum rate the Company paid if the Swap Rate exceeded 7.5%.

The Company entered into an additional interest rate collar agreement on May 17, 2000. This agreement converted $100 million of certain variable rate debt to fixed rates and, had it not been cancelled as a part of the Refinancing Transactions, would have expired by its terms on May 17, 2005. Under the terms of this agreement, the Company generally paid and received the Swap Rate to and from the counterparty on the notional amount subject to the following restrictions: the minimum rate the Company paid was 7.05% when the Swap Rate was less than 6.0%; the maximum rate the Company paid was 7.05%, unless the Swap Rate was greater than 8.25%. Through the maturity of the agreement, there was no maximum rate the Company paid if the Swap Rate exceeded 8.25%.

In connection with the acquisition of National Healthcare Resources, Inc. in November 2001, the Company assumed an interest rate collar agreement, which converted $23.6 million of certain variable rate debt to fixed rates and expired on May 19, 2003. Under the terms of this agreement, the Company generally paid and received the Swap Rate to and from the counterparty on the notional amount subject to the following restrictions: the minimum rate the Company paid was 6.5% when the Swap Rate was less than that amount; the maximum rate the Company paid was 8.0% when the Swap Rate was greater than that amount; and if the Swap Rate was between 6.5% and 8.0%, the Company paid the Swap Rate. At May 19, 2003, the counterparty elected to exercise its option to fix the interest rate at 7.11% for an additional two years. However, as were the Company’s other interest rate hedge agreements, this agreement was cancelled as a part of the Refinancing Transactions.

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, which has been effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize the fair value of all hedging arrangements as assets or liabilities in the financial statements. It also requires the recognition of changes in the fair value of these derivatives. These market value adjustments are to be included either in the income statement or other comprehensive income (equity), depending on the nature of the hedged transaction.

During 2000, the Company adopted SFAS 133, and, as a result, subsequent changes in the fair value of its interest rate hedging arrangements, including the Company’s interest rate collar agreements, were recognized each period in earnings. All earnings adjustments resulting from changes in the fair values of the interest rate collars were non-cash charges or credits and did not impact cash flows from operations or operating income. There were periods with significant non-cash increases or decreases to the Company’s earnings relating to the change in the fair value of the interest rate collars. Further, if the Company held each of these collars to maturity (2004 and 2005), the earnings adjustments would have offset each other on a cumulative basis and would have ultimately equaled zero. These hedging arrangements were eliminated as part of the Refinancing Transactions, and the costs related to recognizing changes in their fair market value were charged to expense in the third quarter of 2003. The Company increased its interest expense by $2.0 million and $10.4 million for the third quarter and first nine months of 2003, respectively and $4.0 million and $11.4 million for the third quarter and first nine months of 2002, respectively, through net cash paid to the counterparty under these collars. The New Credit Facility does not require the Company to enter into any hedging arrangements.

The New Credit Facility, the 9.5% Subordinated Notes and the 13.0% Subordinated Notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company’s capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, cross default provisions with other indebtedness of Concentra Operating and Concentra Holding, capital expenditures and changes in control of the Company. Under the New Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

ratios and fixed charge coverage ratios. The Previous Credit Facility contained similar covenants and financial covenant ratio tests. The Company was in compliance with its covenants, including its financial covenant ratio tests, for the first three quarters of 2003. While less restrictive than the requirements under the Previous Credit Facility, the ratio tests under the New Credit Facility become more restrictive for future quarters through the fourth quarter of 2008. The Company’s ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. The Company believes it will be in compliance with its covenants for the next twelve months.

The fair value of the Company’s borrowings under the New Credit Facility was $337.5 million at September 30, 2003 and was $323.5 million at December 31, 2002 under the Previous Credit Facility. The fair value of the Company’s 9.5% Subordinated Notes was $156.8 million at September 30, 2003. The fair value of the Company’s 13.0% Subordinated Notes was $158.2 million and $143.2 million at September 30, 2003 and December 31, 2002, respectively. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

(1)	Subsequent Events

In November 2003, the Company announced that it was considering the commencement of a series of refinancing transactions that would include issuing an additional $30.0 million of its 9.5% Subordinated Notes. Subject to acceptable market and interest rate conditions, the Company anticipates completing this offering during the fourth quarter of 2003. The Company intends to distribute the net proceeds from the additional 9.5% Subordinated Notes along with approximately $25.0 million of cash to the Company’s parent, Concentra Holding, to enable it to redeem all of its outstanding 14.0% senior discount debentures and pay related fees and expenses. In conjunction with this offering, the Company anticipates extending the maturity of Concentra Holding’s $55.0 million bridge loan agreement from June 2004 to early 2005.

(2)	Unusual Charge Reserves

During the nine months ended September 30, 2003, the Company paid approximately $1.2 million related to the unusual charges that occurred in the first quarter of 1998, fourth quarter of 1998, third quarter of 1999, fourth quarter of 2001 and fourth quarter of 2002. At September 30, 2003, approximately $1.1 million of the unusual cost accrual remained for facility obligations with terms expiring through 2006, costs related to personnel reductions and other unusual charges. The Company anticipates that the majority of this liability will be paid over the next 24 months.

(3)	Changes in Stockholder’s Equity

In addition to the effects on Stockholder’s Equity from the Company’s 2003 results of operations that decreased the retained deficit, the Company’s paid-in capital decreased in 2003 on a year to date basis primarily due to the $141.2 million transfer of cash proceeds to Concentra Holding to enable it to redeem a portion of its 14.0% senior discount debentures, partially offset by $2.4 million of tax benefits from Concentra Holding.

(4)	Segment Information

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

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

The Company’s unaudited financial data on a segment basis were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Health Services	$134,950	$128,002	$379,906	$354,728
Network Services	65,368	55,164	188,879	168,653
Care Management Services	68,535	71,632	212,496	225,577

	268,853	254,798	781,281	748,958
Gross profit:
Health Services	26,614	23,962	69,220	52,576
Network Services	30,088	20,402	82,568	64,903
Care Management Services	7,277	4,138	24,000	24,052

	63,979	48,502	175,788	141,531
Operating income (loss):
Health Services	19,026	17,018	47,339	32,374
Network Services	18,939	12,544	52,512	42,310
Care Management Services	173	(2,748)	3,545	5,254
Corporate general and administrative expenses	(7,011)	(7,045)	(20,516)	(18,628)

	31,127	19,769	82,880	61,310
Interest expense, net	13,790	15,507	42,944	48,555
(Gain) loss on change in fair value of hedging arrangements	(5,456)	7,712	(9,869)	8,896
Loss on early retirement of debt	7,837	7,381	7,837	7,381
Other, net	804	(109)	2,187	(1,420)

Income (loss) before income taxes	14,152	(10,722)	39,781	(2,102)
Provision (benefit) for income taxes	81	(3,544)	5,626	1,443

Net income (loss)	$14,071	$(7,178)	$34,155	$(3,545)

(5)	Condensed Consolidating Financial Information

As discussed in Note 5, Revolving Credit Facility and Long-Term Debt, the 9.5% Subordinated Notes, the 13.0% Subordinated Notes, the New Credit Facility and the Previous Credit Facility are unconditionally guaranteed by, and secured by a pledge of stock and assets of, each and every current wholly-owned subsidiary. The Company has certain

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

subsidiaries that are not wholly-owned and do not guarantee the 13.0% Subordinated Notes, the 9.5% Subordinated Notes, the New Credit Facility or the Previous Credit Facility. Presented below are condensed consolidating balance sheets as of September 30, 2003 and December 31, 2002, the condensed consolidating statements of operations for the three months and nine months ended September 30, 2003 and 2002, and the condensed consolidating statements of cash flows for the three months and nine months ended September 30, 2003 and 2002 of Concentra Operating (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

Investments in subsidiaries are accounted for using the equity method of accounting. The financial information for the Guarantor and Non-Guarantor Subsidiaries are each presented on a combined basis. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. Intercompany management fees of $1.1 million and $3.4 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the three months and nine months ended September 30, 2003, respectively, and $1.1 million and $3.4 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the three months and nine months ended September 30, 2002, respectively. These amounts are reflected as a reduction of general and administrative expenses for the Guarantor Subsidiaries. Separate financial statements for the Guarantor and Non-Guarantor Subsidiaries are not presented because management believes such financial statements would not be meaningful to investors. All information in the tables below is presented in thousands.

Condensed Consolidating Balance Sheets:

	At September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$5,610	$6,634	$—	$12,244
Accounts receivable, net	—	172,057	13,735	—	185,792
Prepaid expenses and other current assets	1,282	37,775	1,532	—	40,589

Total current assets	1,282	215,442	21,901	—	238,625

Investment in subsidiaries	776,385	32,097	—	(808,482)	—
Property and equipment, net	—	116,524	7,737	—	124,261
Goodwill and other intangible assets, net	—	463,316	24,216	—	487,532
Other assets	34,691	18,575	95	—	53,361

Total assets	$812,358	$845,954	$53,949	$(808,482)	$903,779

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	3,350	1,531	—	—	4,881
Accounts payable and accrued expenses	7,289	94,012	3,301	—	104,602

Total current liabilities	10,639	95,543	3,301	—	109,483
Long-term debt, net	623,313	—	—	—	623,313
Deferred income taxes and other liabilities	12,724	67,138	—	18,121	97,983
Intercompany	92,682	(93,112)	430	—	—

Total liabilities	739,358	69,569	3,731	18,121	830,779
Stockholder’s equity	73,000	776,385	50,218	(826,603)	73,000

Total liabilities and stockholder’s equity	$812,358	$845,954	$53,949	$(808,482)	$903,779

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statements of Operations:

	Three Months Ended September 30, 2003
	Parent	Guarantor Subsidiarie	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$248,542	$22,396	$(2,085)	$268,853
Total cost of services	—	189,199	17,760	(2,085)	204,874

Total gross profit	—	59,343	4,636	—	63,979
General and administrative expenses	104	30,275	1,504	—	31,883
Amortization of intangibles	—	968	1	—	969

Operating income (loss)	(104)	28,100	3,131	—	31,127
Interest expense, net	13,752	42	(4)	—	13,790
Gain on change in fair value of hedging arrangements	(5,456)	—	—	—	(5,456)
Loss on early retirement of debt	7,837	—	—	—	7,837
Other, net	—	804	—	—	804

Income (loss) before income taxes	(16,237)	27,254	3,135	—	14,152
Provision (benefit) for income taxes	(5,683)	5,764	—	—	81

Income (loss) before equity earnings	(10,554)	21,490	3,135	—	14,071
Equity earnings in subsidiaries	(24,625)	—	—	24,625	—

Net income (loss)	$14,071	$21,490	$3,135	$(24,625)	$14,071

	Three Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$237,250	$19,921	$(2,373)	$254,798
Total cost of services	—	193,524	15,145	(2,373)	206,296

Total gross profit	—	43,726	4,776	—	48,502
General and administrative expenses	28	26,363	1,489	—	27,880
Amortization of intangibles	—	850	3	—	853

Operating income	(28)	16,513	3,284	—	19,769
Interest expense, net	15,408	109	(10)	—	15,507
Loss on change in fair value of hedging arrangements	7,712	—	—	—	7,712
Loss on early retirement of debt	7,381	—	—	—	7,381
Other, net	—	(109)	—	—	(109)

Income (loss) before income taxes	(30,529)	16,513	3,294	—	(10,722)
Provision (benefit) for income taxes	(10,685)	7,141	—	—	(3,544)

Income (loss) before equity earnings	(19,844)	9,372	3,294	—	(7,178)
Equity earnings in subsidiaries	(12,666)	—	—	12,666	—

Net income (loss)	$(7,178)	$9,372	$3,294	$(12,666)	$(7,178)

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$726,143	$61,699	$(6,561)	$781,281
Total cost of services	—	563,204	48,850	(6,561)	605,493

Total gross profit	—	162,939	12,849	—	175,788
General and administrative expenses	327	85,081	4,529	—	89,937
Amortization of intangibles	—	2,965	6	—	2,971

Operating income (loss)	(327)	74,893	8,314	—	82,880
Interest expense, net	42,790	171	(17)	—	42,944
Gain on change in fair value of hedging arrangements	(9,869)	—	—	—	(9,869)
Loss on early retirement of debt	7,837	—	—	—	7,837
Other, net	—	2,187	—	—	2,187

Income (loss) before income taxes	(41,085)	72,535	8,331	—	39,781
Provision (benefit) for income taxes	(14,380)	20,006	—	—	5,626

Income (loss) before equity earnings	(26,705)	52,529	8,331	—	34,155
Equity earnings in subsidiaries	(60,860)	—	—	60,860	—

Net income (loss)	$34,155	$52,529	$8,331	$(60,860)	$34,155

	Nine Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$699,658	$55,725	$(6,425)	$748,958
Total cost of services	—	569,475	44,377	(6,425)	607,427

Total gross profit	—	130,183	11,348	—	141,531
General and administrative expenses	28	72,884	4,593	—	77,505
Amortization of intangibles	—	2,707	9	—	2,716

Operating income	(28)	54,592	6,746	—	61,310
Interest expense, net	48,396	186	(27)	—	48,555
Loss on change in fair value of hedging arrangements	8,896	—	—	—	8,896
Loss on early retirement of debt	7,381	—	—	—	7,381
Other, net	—	(1,420)	—	—	(1,420)

Income (loss) before income taxes	(64,701)	55,826	6,773	—	(2,102)
Provision (benefit) for income taxes	(22,645)	24,088	—	—	1,443

Income (loss) before equity earnings	(42,056)	31,738	6,773	—	(3,545)
Equity earnings in subsidiaries	(38,511)	—	—	38,511	—

Net income (loss)	$(3,545)	$31,738	$6,773	$(38,511)	$(3,545)

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows:

	Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Operating Activities:
Net cash provided by (used in) operating activities	$(36,828)	$80,163	$7,237	$—	$50,572

Investing Activities:
Purchases of property, equipment and other assets	—	(20,990)	(114)	—	(21,104)
Acquisitions, net of cash acquired	—	(5,094)	—	—	(5,094)

Net cash used in investing activities	—	(26,084)	(114)	—	(26,198)

Financing Activities:
Proceeds from the issuance of debt	485,000	1,500	—	—	486,500
Repayments of debt	(337,777)	(1,791)	—	—	(339,568)
Payment to terminate hedging arrangements	(23,603)	—	—	—	(23,603)
Payment of deferred financing costs	(11,135)	—	—	—	(11,135)
Distributions to minority interests	—	(2,316)	—	—	(2,316)
Contribution to parent	(141,152)	—	—	—	(141,152)
Contribution from issuance of common stock by parent	242	—	—	—	242
Other	(100)	—	—	—	(100)
Intercompany, net	65,353	(66,731)	1,378	—	—
Receipt (payment) of equity distributions	—	7,809	(7,809)	—	—

Net cash provided by (used in) financing activities	36,828	(61,529)	(6,431)	—	(31,132)

Net Increase in Cash and Cash Equivalents	—	(7,450)	692	—	(6,758)
Cash and Cash Equivalents, beginning of period	—	13,060	5,942	—	19,002

Cash and Cash Equivalents, end of period	$—	$5,610	$6,634	$—	$12,244

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Nine Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Operating Activities:
Net cash provided by (used in) operating activities	$(48,997)	$68,655	$6,710	$—	$26,368

Investing Activities:
Purchases of property, equipment and other assets	—	(26,454)	(673)	—	(27,127)
Acquisitions, net of cash acquired	—	(1,829)	—	—	(1,829)
Proceeds from licensing of internally-developed software	—	515	—	—	515

Net cash used in investing activities	—	(27,768)	(673)	—	(28,441)

Financing Activities:
Proceeds from the issuance of debt	—	3,450	—	—	3,450
Repayments of debt	(50,312)	(377)	—	—	(50,689)
Payment of deferred financing costs	(1,135)	—	—	—	(1,135)
Distributions to minority interest	—	(1,194)	—	—	(1,194)
Contribution from issuance of common stock by parent	355	—	—	—	355
Proceeds from issuance of common stock to parent	52,970	—	—	—	52,970
Other	(43)	—	—	—	(43)
Intercompany, net	47,162	(49,830)	2,668	—	—
Receipt (payment) of equity distributions	—	4,521	(4,521)	—	—

Net cash provided by (used in) financing activities	48,997	(43,430)	(1,853)	—	3,714

Net Increase in Cash and Cash Equivalents	—	(2,543)	4,184	—	1,641
Cash and Cash Equivalents, beginning of period	—	5,722	3,228	—	8,950

Cash and Cash Equivalents, end of period	$—	$3,179	$7,412	$—	$10,591

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Concentra Operating Corporation (the “Company”) is a leading provider of workers’ compensation and other occupational healthcare services in the United States. We offer our customers a broad range of services designed to improve patient recovery and to reduce the total costs of healthcare. The knowledge we have developed in improving workers’ compensation results for our customers has enabled us to expand successfully into other industries, such as group health and auto insurance, where payors of healthcare and insurance benefits are also seeking to reduce costs. We provide our services through three operating segments: Health Services, Network Services and Care Management Services.

Through our Health Services segment we treat workplace injuries and perform other occupational healthcare services to employers through our health centers. Our services at these centers are performed by affiliated primary care physicians, as well as affiliated physical therapists, nurses and other healthcare providers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. To meet the requirements of large employers whose workforce extends beyond the geographic coverage available to our centers, we have also developed a network of select occupational healthcare providers that use our proprietary technology to benchmark treatment methodologies and outcomes achieved.

Our Network Services segment offers services designed to assist insurance companies and other payors in the review and reduction of the bills they receive from medical providers. For these services, we are primarily compensated based on the degree to which we achieve savings for our clients, as well as on a fee per bill or claims basis. This segment includes our specialized preferred provider organization, provider bill repricing and review, out-of-network bill review and first report of injury services.

Our Care Management Services segment offers services designed to monitor cases and facilitate the return to work of injured employees who have been out of work for an extended period of time due to a work-related illness or injury. We provide these services through field case management, telephonic case management, independent medical examinations and utilization management. These services also concentrate on monitoring the timing and appropriateness of medical care.

The following table provides certain information concerning our occupational healthcare centers:

	Nine Months Ended September 30,	Year Ended December 31,
	2003	2002	2001
Centers at the end of the period(1)	247	244	244
Centers acquired during the period(2)	2	3	15
Centers developed during the period	1	1	12

(1)	Does not include the assets of the centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.
(2)	Represents centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period. We acquired four centers and twelve centers that were subsequently consolidated into existing centers during the years ended December 31, 2002 and 2001, respectively.

Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

The following table provides the results of operations for three and nine months ended September 30, 2003 and 2002 ($ in millions):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2003	September 30, 2002	$	%	September 30, 2003	September 30, 2002	$	%

Revenue:
Health Services	$135.0	$128.0	$7.0	5.4%	$379.9	$354.7	$25.2	7.1%
Network Services	65.4	55.2	10.2	18.5%	188.9	168.7	20.2	12.0%
Care Management Services	68.5	71.6	(3.1)	(4.3)%	212.5	225.6	(13.1)	(5.8%)

Total revenue	$268.9	$254.8	$14.1	5.5%	$781.3	$749.0	$32.3	4.3%

Cost of services:
Health Services	$108.3	$104.0	$4.3	4.1%	$310.7	$302.2	$8.5	2.8%
Network Services	35.3	34.8	0.5	1.5%	106.3	103.8	2.5	2.5%
Care Management Services	61.3	67.5	(6.2)	(9.2)%	188.5	201.5	(13.0)	(6.5)%

Total cost of services	$204.9	$206.3	$(1.4)	(0.7)%	$605.5	$607.5	$(2.0)	(0.3%)

Gross profit:
Health Services	$26.7	$24.0	$2.7	11.1%	$69.2	$52.5	$16.7	31.7%
Network Services	30.1	20.4	9.7	47.5%	82.6	64.9	17.7	27.2%
Care Management Services	7.2	4.1	3.1	75.9%	24.0	24.1	(0.1)	(0.2%)

Total gross profit	$64.0	$48.5	$15.5	31.9%	$175.8	$141.5	$34.3	24.2%

Gross profit margin:
Health Services	19.7%	18.7%		1.0%	18.2%	14.8%		3.4%
Network Services	46.0%	37.0%		9.0%	43.7%	38.5%		5.2%
Care Management Services	10.6%	5.8%		4.8%	11.3%	10.7%		0.6%

Total gross profit margin	23.8%	19.0%		4.8%	22.5%	18.9%		3.6%

Revenue

The increase in revenue in 2003 was primarily due to growth in our Health Services and Network Services businesses, partially offset by decreased volumes in our Care Management Services business. Also, the revenue increase for the first nine months of 2003 from the first nine months of 2002 was partially due to a change in accounting estimate for accounts receivable reserves in the first quarter of 2002 whereby we increased contractual allowances and correspondingly reduced revenue by $5.4 million in that quarter. Following an extensive review of our accounts receivable history and collection experience using new data provided by recently implemented information systems, we determined that additional contractual allowances were required as of March 31, 2002. This increase in accounts receivable reserves related primarily to Health Services, which reduced its revenue by $7.9 million, and was partially offset by receivables reserve decreases of $1.3 million in Network Services and $1.2 million in Care Management Services.

Health Services. Health Services’ revenue increased in 2003 from 2002 primarily due to growth in average revenue per visit. Increases in ancillary services also contributed significantly to this segment’s revenue growth as compared to the prior year. The first quarter 2002 revenue reduction of $7.9 million for the accounts receivable reserve increase also contributed to the revenue increase for the first nine months of 2003 from the first nine months of 2002. The number of total patient visits per day to our centers in the third quarter and first nine months of 2003 increased 1.6% and 0.4% compared to the third quarter and first nine months of 2002, respectively, and increased 0.7% and decreased 0.3%, respectively, on a same-center basis. Our “same-center” comparisons represent all centers that Health Services has operated for the previous two full years and includes the effects of any centers acquired and subsequently consolidated into existing centers. The increase in same-center visits for the third quarter of 2003 from the same quarter in 2002 relates to increases in non-injury and non-illness related visits, partially offset by a slight decrease in work-related injuries and illnesses visits. This third quarter 2003 increase in same-center non-injury and non-illness related visits partially offset the same-center visit decrease we experienced in the first half of 2003 from the first half of 2002. We believe the increase in same-store non-injury and non-illness related visits in the third quarter of 2003 from the same quarter of 2003 primarily relates to stabilization in nationwide employment trends during the third quarter of 2003, partially offsetting decreases in nationwide employment in jobs that are more prone to workplace injuries and illnesses. We have experienced some improvement in these growth trends as compared to the same-center decline of 3.0% we reported for the first nine months of last year and anticipate that these rates of growth will generally improve further once job growth rates resume to more traditional levels. For the three months ended September 30, 2003 and 2002, Health Services derived 72.3% and 71.8% of its comparable same-center net revenue from the treatment of work-related injuries and illnesses, respectively, and 27.7% and 28.2% of its net revenue from non-injury and non-illness related medical services, respectively. For the nine months ended September 30, 2003 and 2002, Health Services derived 72.3% and 71.2% of its comparable same-center net revenue from the treatment of work-related injuries and illnesses, respectively, and 27.7% and 28.8% of its net revenue from non-injury and non-illness related medical services, respectively. Excluding on-site and ancillary services, injury-related visits constituted 49.3% and 50.0% of same-center visits in the third quarter of 2003 and 2002, respectively, and 50.0% of same-center visits in the first nine months of 2003 and 2002. On a same-center basis, average revenue per visit increased 1.8% and 2.9% for the first three months and nine months of 2003 as compared to the same period in the prior year, respectively, primarily due to increases in the average prices charged for our services. We currently anticipate further price increases in our Health Services segment due to increases in the fee schedules that apply to our services in key states in which we do business. Same-center revenue was $118.5 million and $115.7 million for the third quarter of 2003 and 2002, respectively, while revenue from acquired and developed centers and ancillary services was $16.4 million and $12.4 for the same respective periods. For the first nine months of 2003 and 2002, same-center revenue was $336.4 million and $328.0 million, respectively, while revenue from acquired and developed centers and ancillary services was $43.5 million and $34.6 for the same respective periods.

Network Services. This segment’s revenue increased $10.2 million, or 18.5%, for the third quarter of 2003 and $20.2 million, or 12.0%, for the first nine months of 2003 from the same respective periods of 2002 due to growth in billings. The increase for the first nine months of 2003 was partially offset by the $1.3 million revenue increase due to the first quarter of 2002 accounts receivable reserve decrease. Our non-network medical providers’ bill review services provided the majority of the revenue increase due to an increase in the amount of gross charges reviewed as compared to the prior year and the amount of savings achieved through our review of medical charges. Increases in our workers’ compensation-based preferred provider organization and provider bill repricing and review services also contributed to the revenue increases. These increases related primarily to the addition of new customer accounts and business volumes in these lines of business. While we currently believe this segment will provide comparatively higher rates of growth during coming periods than our other two segments, these rates of growth could be moderated depending on our ability to maintain new customer and volume additions at current levels and on the nature of jurisdictional reimbursement trends for workers’ compensation injuries.

Care Management Services. Revenue for our Care Management Services segment decreased by $3.1 million, or 4.3%, for the third quarter of 2003 and $13.1 million, or 5.8%, for the first nine months of 2003 from the same respective periods of 2002 due to lower billings. The $1.2 million revenue increase in the first quarter of 2002 for the accounts receivable reserve decrease also contributed to the 2003 year-to-date revenue decline. The billing decrease was due to declines in our case management and independent medical exams services.

Like our other business segments, we provide a majority of our Care Management Services to clients in the workers’ compensation market. In a manner similar to our other business segments, we have experienced declines in referral trends, which we believe primarily relate to the overall drop in nationwide employment and related rates of workplace injuries. Generally, Health Services is the first segment to be affected by economic downturns and upturns since it sees patients at the time of initial injury. Network Services is the second segment to be affected since it involves the review of bills generated from injury-related visits. Care Management Services is the final segment to experience the effects of changing injury trends since it generally receives referrals for service a number of months after the initial injury occurs. Accordingly, we believe a primary cause of the decline in revenue experienced in Care Management Services in 2003 is related to the effects of declines in workplace injuries that we experienced in our Health Services business during 2002. As we are currently seeing gradual improvements in the relative visit amounts in our Health Services segment, we anticipate that we could experience a similar future recovery in the rates of referrals in Case Management Services based on the degree to which employment trends stabilize and return to historical rates of growth.

In addition to the economic effects described above, we have also encountered revenue declines in our independent medical exams and case management services associated with client referral volume decreases due to integration of acquired operations with our own, increased regional competition, and potentially due to a trend by certain insurance company clients to lengthen the amount of time prior to referring cases for case management services and independent medical exams.

Cost of Services

Total cost of services decreased $1.4 million, or 0.7%, in the third quarter of 2003 from the same period in the prior year due to decreased expenses in Care Management Services, partially offset by increased costs in Health Services and Network Services. These decreases in expenses relate primarily to a year-over-year reduction in staffing levels, which primarily affected the Care Management Services business segment. During the third quarter of 2002, we had total personnel headcounts of approximately 10,450. Due to cost reduction initiatives and other factors, our total personnel headcounts were decreased to approximately 10,000 during the third quarter of this year. For the first nine months of 2003, the decrease in total cost of services as compared to the first nine months of 2002 was also due to adjustments to the accounts receivable reserves in the first quarter of 2002. As part of the review of our accounts receivable history and collection experience, Health Services recorded an adjustment of $1.7 million to bad debt expense in the first quarter of 2002 to increase its bad debt reserves. The remaining $0.3 million decrease in total cost of services in the first nine months of 2003 from the same period in 2002 was due to increased costs in Health Services and Network Services, partially offset by decreased expenses in Care Management Services.

Gross Profit

The increase in the third quarter 2003 gross profit and gross profit margin from the third quarter of 2002 was due to increases for all segments. The increases in the gross profit and gross profit margin for the first nine months of 2003 from the first nine months of 2002 were due to increases for Health Services and Network Services. Our overall gross and operating margins also improved during 2003 due to the reduction in total personnel described above. These reductions were primarily made in our Care Management Services segment and in certain information technology and administrative functions.

Health Services. Health Services’ gross profit and gross profit margin increase for the third quarter of 2003 from the same quarter of 2002 was primarily due to pricing increases and increases in the volume of higher-margin ancillary services, including on-site and managed pharmacy programs. The primary factor in Health Services’ gross profit increase in the first nine months of 2003 as compared to the first nine months of 2002 was a $9.6 million increase in accounts receivable reserves related to the change in accounting estimate in the first quarter of 2002, consisting of a $7.9 million reduction in revenue and a $1.7 million increase in cost of services. Health Services’ remaining gross profit increase of $7.1 million was primarily due to improved revenue, increases in ancillary services and our corresponding utilization of the fixed nature of our existing center facilities.

Network Services. Network Services’ gross profit and gross profit margin increases in 2003 from 2002 were primarily due to revenue growth in 2003 and the relatively fixed nature of this segment’s expenses. This segment’s gross profit increase for the first nine months of 2003 compared to the first nine months of 2002 was partially offset by the $1.3 million accounts receivable adjustment in the first quarter of 2002.

Care Management Services. This segment’s gross profit and gross profit margin increases for the third quarter of 2003 from the same prior year period were primarily due to reductions of costs in excess of the declines in revenue. The slight decreases in year-to-date gross profit and gross profit margin were due to the $1.2 million accounts receivable reserve adjustment in the first quarter of 2002, partially offset by year-to-date reductions in costs in excess of the declines in revenue.

General and Administrative Expenses

General and administrative expenses increased 14.4% in the third quarter of 2003 to $31.9 million from $27.9 million in the third quarter of 2002, or 11.9% and 10.9% as a percentage of revenue for the third quarters of 2003 and 2002, respectively. For the first nine months of 2003, general and administrative expenses increased 16.0% to $89.9 million from $77.5 million in the first nine months of 2002, or 11.5% and 10.3% as a percentage of revenue for the first nine months of 2003 and 2002, respectively. The increase in general and administrative expenses during 2003 was primarily due to increased compensation and benefits costs, as well as higher costs associated with depreciation and property and casualty insurance. Additionally, the increase for the first nine months of 2003 from the same period in 2002 was affected by a $3.9 million reduction in employee benefits in the first quarter of 2002 associated with a reduction in the amount of employee contributions we matched in our defined contribution plan as compared to prior years.

Interest Expense, Net

Interest expense decreased $1.7 million in the third quarter of 2003 to $13.8 million from $15.5 million in the third quarter of 2002. For the first nine months of 2003 and 2002, interest expense was $42.9 million and $48.6 million, respectively. These decreases were primarily due to the termination of our interest rate collars in August 2003, the redemption of $47.5 million of our 13.0% senior subordinated notes in July 2002 and the prepayment of $25.0 million of our previous credit facility in November 2002. As of September 30, 2003, approximately 53.2% of our debt contained floating rates. Rising interest rates would negatively impact our results. See “Liquidity and Capital Resources” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Interest Rate Hedging Arrangements

In 2003 and 2002, we used interest rate collars to reduce our exposure to variable interest rates and because our previous credit agreement required them. These collars generally provided for certain ceilings and floors on interest payments as the three-month LIBOR rate increased and decreased, respectively. The changes in fair value of this combination of ceilings and floors were recognized each period in earnings. We recorded gains of $5.5 million and $9.9 million in the third quarter and first nine months of 2003, respectively, as compared to losses of $7.7 million and $8.9 million for the same respective periods of the prior year. The computation of these gains and losses was based upon the change in the fair value of our interest rate collar agreements. The earnings impact from these gains and losses resulted in non-cash charges or credits and did not impact cash flows from operations or operating income. There had been periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. In August 2003, we completed a series of refinancing transactions, which included terminating our hedging arrangements. The costs related to recognizing changes in their fair value were changed to expense in the third quarter of 2003. For a further discussion of the refinancing transactions, see “Liquidity and Capital Resources.”

Provision for Income Taxes

We recorded tax provisions of $0.1 million and $5.6 million in the third quarter and first nine months of 2003, respectively, which reflected effective tax rates of 0.6% and 14.1%, respectively. For the third quarter and first nine months of 2002, we recorded a tax benefit of $3.5 million and a tax provision of $1.4 million, which reflected effective tax rates of 33.1% and (68.6)%, respectively. The effective rate differed from the statutory rate primarily due to the impact of state income taxes and the deferred income tax valuation allowance. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate in the last quarter of 2003. Due to our recent operating history and other factors, we have established a valuation allowance for certain of our deferred income tax assets. To the extent that we achieve consistent levels of profitability in future periods, we may receive benefits in our income tax provision associated with the reduction of the deferred income tax valuation allowance.

Acquisitions and Divestitures

Periodically, we evaluate opportunities to acquire or divest of businesses when we believe those actions will enhance our future growth and financial performance. Currently, to the extent we consider acquisitions, they are typically businesses that operate in the same markets or along the same service lines as those in which we currently operate. Our evaluations are subject to our availability of capital, our debt covenant requirements and a number of other financial and operating considerations. The process involved in evaluating, negotiating, gaining required approvals and other necessary activities associated with individual acquisition or divestiture opportunities can be extensive and involve a significant passage of time. It is also not uncommon for discussions to be called off and anticipated acquisitions or divestitures to be terminated shortly in advance of the date upon which they were to have been consummated. As such, we generally endeavor to announce material acquisitions and divestitures based on their relative size and anticipated effect on our company once we believe they have reached a state in the acquisition or divestiture process where we believe that their consummation is reasonably certain and with consideration of other legal and general business practices.

We completed three acquisitions in the first nine months of 2003. We currently believe we will consummate some acquisitions of centers in transactions that are small in size in our Health Services segment during the remainder of 2003.

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

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting, as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock options. See Note 6, “Stock Based Compensation Plans” in our consolidated financial statements for the disclosures required by SFAS 148.

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

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 was generally effective for contracts entered into or modified after June 30, 2003 and did have an impact on our financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Instruments with Characteristics of Both Liability and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 did not have any financial impact on our financial statements.

Liquidity and Capital Resources

On August 13, 2003, we completed a series of refinancing transactions (the “Refinancing Transactions”) that included issuing $150.0 million aggregate principal amount of 9.5% senior subordinated notes (the “9.5% Subordinated Notes”) and entering into a new $435.0 million senior secured term credit facility (the “New Credit Facility”). The New Credit Facility consists of a $335.0 million term loan facility (the “New Term Loan”) and a $100.0 million revolving loan facility (the “New Revolving Credit Facility”). We used the proceeds from the 9.5% Senior Subordinated Notes offering and the New Credit Facility together with cash on hand to: (1) repay the $335.2 million of outstanding indebtedness under our previous credit facility (the “Previous Credit Facility”), (2) terminate previously existing interest rate hedging arrangements valued at $23.6 million (3) transfer $141.2 million of cash proceeds to our parent, Concentra Inc., to enable it to redeem a portion of its 14.0% senior discount debentures, (4) pay $4.6 million of accrued interest on the previous credit facility and hedging arrangements and (5) pay approximately $11.3 million of related fees and expenses. In connection with the termination of the Previous Credit Facility, we recorded approximately $7.8 million of debt extinguishment costs in the third quarter of 2003 for the write-off of related deferred financing fees and other expenses. On October 14, 2003, we completed an exchange offer in which we exchanged the 9.5% Subordinated Notes for notes that were registered under the Securities Act of 1933.

In November 2003, we announced that we were considering the commencement of a series of refinancing transactions that would include issuing an additional $30.0 million of our 9.5% Subordinated Notes. Subject to acceptable market and interest rate conditions, we anticipate completing this offering during the fourth quarter of 2003. We intend to distribute the net proceeds from the additional 9.5% Subordinated Notes along with approximately $25.0 million of cash to our parent, Concentra Holding, to enable it to redeem all of its outstanding 14.0% senior discount debentures and pay related fees and expenses. In conjunction with this offering, we anticipate extending the maturity of Concentra Holding’s $55.0 million bridge loan agreement from June 2004 to early 2005.

Cash Flows from Operating Activities. Cash flows from operating activities provided $50.6 million and $26.4 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in cash flows from operating activities in the first nine months of 2003 as compared to the first nine months of 2002 was primarily a result of increased operating income and an increase in prepaid expenses and other assets, partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued liabilities. During the first nine months of 2003, $18.7 million of cash was used by changes in working capital, related to increased accounts receivable of $17.9 million and increased prepaid expenses and other assets of $9.0 million, partially offset by increased accounts payable and accrued expenses of $8.2 million. Prepaid expenses and other assets increased primarily due to the timing of payments, and accounts receivable increased primarily due to continued and seasonal revenue growth. Accounts payable and accrued expenses increased due to the timing of certain payments. During the first nine months of 2002, $15.2 million of cash was used by changes in working capital, primarily related to an increase in prepaid expenses and other assets of $29.6 million, partially offset by an increase in accounts payable and accrued expenses of $11.5 million and decreases in accounts receivable of $2.9 million. Prepaid expenses and other assets increased primarily due to the timing of payments. Accounts payable and accrued expenses increased primarily due to the timing of certain payments. The decrease in net accounts receivable in 2002 primarily relates to a $7.1 million net adjustment to increase contractual and bad debt allowances in the first quarter of 2002, partially offset by increases in accounts receivable due to revenue growth. The 2002 adjustment was a result of the change in accounting estimate for accounts receivable discussed earlier.

Our days sales outstanding on accounts receivable, or DSO, was 64 days at September 30, 2003 and September 30, 2002. We calculated DSO based on accounts receivable, net of allowances, divided by the average revenue per day for the prior three months.

In the first nine months of 2003, we paid approximately $1.2 million related to unusual charges that occurred in the first quarter of 1998, fourth quarter of 1998, third quarter of 1999, fourth quarter of 2001 and fourth quarter of 2002. At September 30, 2002, approximately $1.1 million of the accrual for these unusual charges remained for facility lease obligations, personnel reduction costs and other payments. We anticipate that the majority of this liability will be paid over the next 24 months.

Cash Flows from Investing Activities. In the first nine months of 2003, we used net cash of $5.1 million in connection with acquisitions and $21.1 million to purchase property, equipment and other assets, the majority of which was spent on new computer hardware and software technology, including $1.5 million of software acquired under a capital lease. In the first nine months of 2002, we used net cash of $1.8 million in connection with acquisitions and $27.1 million of cash to purchase property, equipment and other assets, the majority of which was spent on new computer hardware and software technology, and leasehold improvements. Cash flows from investing activities in the first nine months of 2002 also included $0.5 million of cash received from the sale of internally-developed software. As required by relevant accounting literature, the proceeds from this sale were offset against the amount capitalized on the consolidated balance sheet and were not recognized as revenue.

Cash Flows from Financing Activities. Cash flows used in financing activities in the first nine months of 2003 of $31.1 million were primarily due to payments on debt of $339.6 million, transfer of $141.2 million to Concentra Inc., $23.6 million in payments to terminate hedging arrangements and $11.1 million of payments of deferred financing costs, partially offset by $486.5 million in proceeds from the issuance of debt. These activities primarily related to the Refinancing Transactions in August 2003. Included in the $486.5 million in proceeds from the issuance of debt was $1.5 million in proceeds from a capital lease. In February 2003, we entered into a five-year capital lease for software. We paid $1.5 million at the lease execution, with the remaining payment due in one year. Additionally, we paid $2.3 million in distributions to minority interests in the first nine months of 2003. Cash flows provided by financing activities in the first nine months of 2002 of $3.7 million were primarily due to $53.0 million of proceeds from the issuance of 54 shares of common stock to Concentra Inc. and $3.5 million in proceeds from the issuance of short-term debt, partially offset by $50.7 million of payments of debt, $1.1 million of payments of deferred financing fees and $1.2 million in distributions to minority interests.

As necessary, we make short-term borrowings under our New Credit Facility and have made short-term borrowings under our Previous Credit Facility for working capital and other purposes. Given the timing of our expenditures for payroll, interest payments, acquisitions and other significant outlays, our level of borrowing under our revolving credit facility can vary substantially throughout the course of an operating period.

During the past year, the level of our borrowings under our revolving credit facilities have varied in the following manner (in thousands):

Quarters Ending	Borrowing Level
	Minimum	Maximum	Average	Ending
March 31, 2002	$6,000	$35,000	$22,389	$21,500
June 30, 2002	—	29,000	19,082	—
September 30, 2002	—	28,500	12,821	6,000
December 31, 2002	—	12,500	1,957	—
March 31, 2003	—	9,500	1,961	—
June 30, 2003	—	—	—	—
September 30, 2003	—	—	—	—

Our New Credit Facility requires us to satisfy certain financial covenant ratio requirements including leverage ratios, interest coverage ratios and fixed charge coverage ratios. Our Previous Credit Facility also contained similar financial covenant ratio requirements. In the first nine months of 2003, we were in compliance with our covenants, including our financial covenant ratio tests. The leverage ratio and interest coverage ratio requirements for the quarter ended September 30, 2003, were 5.00 to 1.00 and 2.25 to 1.00, respectively. While less restrictive than the requirements under the Previous Credit Facility, the ratio tests under the New Credit Facility become more restrictive in future quarters through the fourth quarter of 2008. Although we currently anticipate achieving these required covenant levels, our ability to be in compliance with these more restrictive ratios will be dependent on our ability to increase cash flows over current levels. At September 30, 2003, we had no borrowings outstanding under our $100 million revolving credit facility and $334.2 million in term loans outstanding under our credit agreement. Our total indebtedness outstanding was $628.2 million at September 30, 2003.

Our New Credit Facility also contains prepayment requirements that occur based on certain net asset sales outside the ordinary course of business by the Company, from the proceeds of specified debt and equity issuances by the Company and if the Company has excess cash flow, as defined in the agreement. Our Previous Credit Facility also contained prepayment requirements that occurred if our financial performance exceeded certain prescribed levels. We were not required to make any prepayments under the respective provisions in the first nine months of 2003 or 2002. However, management anticipates that we may meet these requirements in future periods.

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

Other Considerations

Goodwill and Other Intangible Assets. SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires us to perform an annual goodwill impairment test, on a reporting unit basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the component level), discrete financial information is prepared and regularly reviewed by management, and the businesses are not otherwise aggregated due to having certain common characteristics, in which case such component is the reporting unit. A fair value approach using projected cash flows and comparative market multiples is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value.

We completed our 2003 annual impairment test of goodwill and determined that no impairment existed at July 1, 2003. However, the fair value of Care Management Services’ goodwill exceeded its carrying amount by a relatively modest amount, due primarily to this reporting unit’s recent performance trends. Although Care Management Services’ earnings have improved during the last twelve months, a non-cash goodwill impairment charge to income may be incurred for this reporting unit in a future period, depending on the prospective growth of earnings.

Industry Developments. Recent litigation between healthcare providers and insurers has challenged the insurers’claims adjudication practices and reimbursement decisions. Although we are not a party to any of these lawsuits, nor do they involve any of the services we provide, these types of challenges could affect insurers’ use of cost containment services.

Healthcare providers often designate an independent third party to handle communications with healthcare payors regarding provider contracts, commonly referred to as a “messenger model.” Inappropriate uses of the “messenger model” have recently been the subject of increased antitrust enforcement activity by the Federal Trade Commission and the Department of Justice. We are not involved in any enforcement or other actions regarding our use of the messenger model, and we believe that our use of the messenger model complies with applicable law.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description
4.1	Indenture dated as of August 13, 2003, by and among the Company, The Bank of New York, as Trustee, and the guarantors named therein relating to the Company’s 9.5% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 initially filed on August 28, 2003).

4.2	Form of Global Note for 9.5% Senior Subordinated Notes of the Company (incorporated by reference to Exhibit 4.23 to the Company’s Registration Statement on Form S-4, initially filed on August 28, 2003).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter ended September 30, 2003:

Form 8-K filed July 17, 2003 reporting under Item 7 and Item 9 the Company’s press release announcing the Company’s consideration of the commencement of a Rule 144A offering of $150 million principal amount of senior subordinated notes due 2010 and the refinancing of its senior credit facility.

Form 8-K filed July 23, 2003 reporting under Item 7 and Item 9 the Company’s press release announcing the Company’s earnings for the quarter ended June 30, 2003, as required by Item 12.

Form 8-K filed August 6, 2003 reporting under Item 7 and Item 9 the Company’s press release announcing the Company’s pricing of a Rule 144A offering of $150 million principal amount of 9.5% senior subordinated notes due 2010.

Form 8-K filed August 13, 2003 reporting under Item 7 and Item 9 the Company’s press release announcing the Company’s completion of a Rule 144A offering of $150 million aggregate principal amount of 9.5% senior subordinated notes due 2010 and the closing of a new $435 million senior credit facility.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCENTRA OPERATING CORPORATION

November 13, 2003	By:	/s/ Thomas E. Kiraly

Thomas E. Kiraly Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Indenture dated as of August 13, 2003, by and among the Company, The Bank of New York, as Trustee, and the guarantors named therein relating to the Company’s 9.5% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 initially filed on August 28, 2003).

4.2	Form of Global Note for 9.5% Senior Subordinated Notes of the Company (incorporated by reference to Exhibit 4.23 to the Company’s Registration Statement on Form S-4, initially filed on August 28, 2003).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.