Form 10-K/A
period 2002-12-31
CONCENTRA OPERATING CORP
filed 2004-03-25
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Concentra Operating Corporation (the “Company”) hereby amends and restates in its entirety its Annual Report on Form 10-K/A for the year ended December 31, 2002 that was filed with the Securities and Exchange Commission on July 31, 2003, in order to restate its annual results to reflect certain non-cash deferred income tax adjustments. In connection with the preparation of its 2003 financial statements, the Company determined that, due to its 2002 adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the deferred income tax liabilities related to goodwill amortization expense will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred income tax assets. Accordingly, the Company determined that an adjustment to record additional income tax expense was necessary in order to increase its deferred income tax asset valuation allowance in its financial statements, as presented in the 2002 Form 10-K and the Form 10-Q’s as filed for the quarterly periods of 2003. The implementation of these adjustments resulted in increases in the Company’s deferred income tax asset valuation allowance and its provision for income taxes by $6.1 million for 2002 and by $0.6 million, $0.3 million and $3.6 million for the first three quarters of 2003, respectively. These non-cash adjustments did not affect revenue, operating income, taxes payable or net operating loss carry-forwards. Changes related to these adjustments have been made in the following parts of the Form 10-K/A:

Item 6. Selected Financial Data;

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Item 8. Financial Statements and Supplementary Data; and

Item 11. Executive Compensation.

This document includes a Report of PricewaterhouseCoopers LLP, Independent Auditors, on the amended consolidated financial statements.

Additionally, the Company hereby further amends its Form 10-K/A for the year ended December 31, 2002, that was filed with the Securities and Exchange Commission on July 31, 2003, in order to reclassify certain cash payments to minority interest holders as reflected in its Consolidated Statements of Cash Flows and the Condensed Consolidating Statements of Cash Flows (included in Note 14) for the years ended December 31, 2002, 2001 and 2000. The Company’s cash distributions to minority interest holders have been reclassified from cash used by operating activities to cash used in financing activities. This reclassification resulted in an increase in net cash provided by operating activities and a decrease in net cash used in financing activities in the amount of $1.9 million, $ 2.3 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Please note that the information contained in this Form 10-K/A, including the financial statements and the notes thereto, does not reflect events occurring subsequent to the original filing date of the original Annual Report on Form 10-K for the year ended December 31, 2002, except as described above. Such events include, among others, the events described in our quarterly report on Form 10-Q for the period ending March 31, 2003 and the events subsequently described in our current reports on Form 8-K. The Company therefore recommends that this report be read in conjunction with the Company’s reports filed subsequent to the original filing date. The filing of this Form 10-K/A shall not be deemed an admission that the original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

We currently operate 245 dedicated occupational healthcare centers, and we also perform occupational healthcare services on-site at customer locations. To meet the requirements of large employers whose workforce extends beyond the geographic coverage available through our centers, we also have developed a network of select occupational healthcare providers that use our proprietary technology to benchmark treatment methods and outcomes achieved. We believe our ability to provide high quality, comprehensive services through these three delivery channels - occupational healthcare centers, on-site services, and a select network of providers - will allow us to continue expanding our share of the workers’ compensation injury care and occupational healthcare markets.

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

Services and Operations

We provide our customers with quality healthcare and related services, including a comprehensive solution for controlling their costs. Our services include:

Description of Service	Customer Segment
Health Services - Health services for workplace injuries and other employment-related healthcare needs	Occupational Healthcare Workers’ Compensation

Network Services - In and out-of-network bill review and repricing services designed to reduce medical and administrative costs	Workers’ Compensation Auto Insurance Group Health and Related Employee Benefits

Care Management Services - Professional services designed to coordinate and facilitate the provision of appropriate medical care and reduce disability duration	Workers’ Compensation Auto Insurance Employee Benefits

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

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(Restated)
	(in thousands)
Statement of Operations Data:
Revenue	$999,050	$856,903	$762,239	$690,691	$618,450
Cost of services	811,436	685,918	607,579	543,768	476,691

Gross profit	187,614	170,985	154,660	146,923	141,759
General and administrative expenses	106,222	81,631	66,491	65,291	45,326
Amortization of intangibles	3,776	15,746	14,628	12,960	8,119
Unusual charges (gains)(1)	(1,200)	546	—	54,419	33,114
Charges for acquisition of affiliate (1)	—	5,519	—	—	—

Operating income	78,816	67,543	73,541	14,253	55,200
Interest expense, net	63,582	66,398	67,984	32,879	13,362
Loss on change in fair value of hedging arrangements(2)	7,589	13,602	9,586	—	—
Loss on early retirement of debt	7,894	—	—	—	—
Loss on acquired affiliate, net of tax	—	5,833	262	(723)	—
Other, net	(1,275)	(3,640)	(1,931)	(391)	44

Income (loss) before taxes and cumulative effect of accounting change	1,026	(14,650)	(2,360)	(17,512)	41,794
Provision for income taxes	10,634	3,757	4,362	8,269	19,308

Income (loss) before cumulative effect of accounting change	(9,608)	(18,407)	(6,722)	(25,781)	22,486
Cumulative effect of accounting change, net of tax(2)	—	—	2,817	—	—

Net income (loss)	$(9,608)	$(18,407)	$(9,539)	$(25,781)	$22,486

Balance Sheet Data:
Working capital	$102,459	$80,747	$119,649	$109,711	$201,870
Total assets	850,691	853,227	676,703	680,180	656,794
Total debt	479,826	562,481	561,562	567,747	327,925
Total stockholder’s equity (deficit)	$170,716	$86,705	$(5,329)	$(13,197)	$239,875

(1)	See Note 4, Recent Acquisitions and Unusual Charges, to the Company’s consolidated financial statements.
(2)	See Note 2, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were formed in August 1997 by the merger of CRA Managed Care, Inc. and Occusystems, Inc. The name of our company after the merger was Concentra Managed Care, Inc., which we subsequently changed to Concentra Inc. In August 1999, Concentra Inc. (“Concentra Holding”) was recapitalized in a transaction (the “1999 Recapitalization”) led by Welsh, Carson, Anderson & Stowe (“WCAS”). Prior to this date, Concentra Holding was a publicly-traded company. Immediately following the 1999 Recapitalization, Concentra Holding’s common stock was held by the following: WCAS - 86%; funds managed by Ferrer Freeman and Company, LLC (“FFC”) - 7%; and other investors - 7%. In order to finance this acquisition and to effect the repurchase of all of Concentra Holding’s then outstanding publicly-held shares, WCAS, FFC and other investors contributed approximately $423.7 million in equity financing and raised $110.0 million of 14% senior discount debentures, $190.0 million of senior subordinated notes, and $375.0 million of senior term debt. Concurrent with the 1999 Recapitalization, Concentra Holding retired the assumed $327.7 million of convertible subordinated notes and contributed all of its operating assets, liabilities, and shares in its subsidiaries, with the exception of the 14% senior discount debentures, to Concentra Operating Corporation (the “Company” or “Concentra Operating”), a wholly-owned subsidiary of Concentra Holding, in exchange for all of Concentra Operating’s common stock. Concentra Holding’s debt is not guaranteed by Concentra Operating. The 1999 Recapitalization was valued at approximately $1.1 billion and was accounted for as a recapitalization transaction, with no changes to the historical cost basis of Concentra Holding or Concentra Operating assets or liabilities.

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

Provision for Income Taxes

We recorded tax provisions of $10.6 million and $3.8 million in 2002 and 2001, which reflected effective tax rates of 1,036.5% and (25.6%), respectively. The effective rate differed from the statutory rate primarily due to the impact of state income taxes and the deferred income tax valuation allowance. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate in 2003.

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

Deferred Income Tax Asset Valuation Allowance

Deferred income tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of our deferred income tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and tax credit carryforwards. We evaluate the recoverability of the deferred income tax assets and associated valuation allowance on a regular basis. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We evaluate a variety of factors on a regular basis to determine the amount of deferred income tax assets to recognize in the financial statements, including our recent earnings history, projected future taxable income, the number of years our net operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and available tax planning strategies. Based upon our recent operating history and other factors, management determined that it is more likely than not that certain deferred income tax assets will not be realized. The valuation allowance recorded for deferred income tax assets was $27.3 million as of December 31, 2002.

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

Liquidity and Capital Resources

Cash Flows from Operating Activities. . Cash flows from operating activities provided $56.0 million, $79.5 million and $36.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in cash flows from operating activities in 2002 as compared to 2001 was primarily a result of decreased accounts payable and accrued liabilities, partially offset by decreased prepaid expenses and other assets and decreased accounts receivable. During 2002, $10.7 million of cash was provided by changes in working capital, primarily related to decreased accounts receivable of $13.1 million and decreased prepaid expenses and other assets of $6.4 million, partially offset by decreased accounts payable and accrued expenses of $8.8 million. The 2002 decrease in net accounts receivable primarily relates to a $7.1 million net adjustment to increase contractual and bad debt allowances in the first quarter of 2002 and other increases to contractual and bad debt allowances. The first quarter 2002 adjustment was a result of the change in accounting estimate for accounts receivable reserves discussed earlier. During 2002, prepaid expenses and other assets decreased primarily due to reductions in current and long-term deferred tax assets. Accounts payable and accrued expenses decreased due to the timing of certain payments, including payment of accrued interest on our debt. During 2001, $29.8 million of cash was provided by changes in working capital, primarily related to an increase in accounts payable and accrued expenses of $16.2 million, as well as decreases in prepaid expenses and other assets of $11.8 million and accounts receivable of $1.8 million. Accounts payable and accrued expenses increased primarily due to the timing of certain payments, including the payment of accrued interest on our debt and payroll-related items, while accounts receivable decreased due to improved collections. During 2000, changes in working capital used $7.4 million of cash primarily due to increases in accounts receivable of $6.3 million decreases in accounts payable and accrued expenses of $15.3 million, partially offset by decreases in prepaid expenses and other assets of $14.2 million. Accounts receivable increased primarily due to continued revenue growth, and prepaid expenses and other assets decreased primarily due to reductions current deferred tax assets and the timing of certain payments.

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

Cash Flows from Financing Activities. Cash flows used in financing activities in 2002 of $9.6 million were primarily due to $80.6 million in debt repayments, partially offset by $53.0 million of proceeds from the issuance of 54 shares of common stock to Concentra Holding and $25.4 million in proceeds contributed to Concentra Operating from the issuance of common stock by Concentra Holding. In order to finance the purchase of the 54 shares of Concentra Operating common stock, Concentra Holding entered into a $55.0 million bridge loan agreement with affiliates of Salomon Smith Barney and Credit Suisse First Boston. This loan matures on June 24, 2004, requires no cash interest payments until maturity, and is guaranteed by WCAS and WCAS Capital Partners III, L.P. The repayment of debt primarily consisted of the third quarter 2002 redemption of $47.5 million of our 13% Senior Subordinated Notes and $28.7 million in principal payments on our senior debt. Of the $28.7 million in principal payments, $25 million reflected a fourth quarter prepayment of debt made in connection with our amendment of our senior debt covenants, and the remainder reflected scheduled payments of principal. Additionally, cash flows from financing activities in 2002 reflect the payment of $3.3 million in deferred financing fees to our senior lenders in connection with gaining their approval for the redemption discussed above and in establishing revised covenant requirements as described below. Cash flows from financing activities for 2002 also reflected $4.0 million in net proceeds and payments from the issuance and repayment of short-term debt for Em3 and OccMed. Cash flows provided by financing activities in 2001 of $66.3 million were primarily due to $49.7 in net proceeds from the issuance of common stock by Concentra Holding and increased borrowing on our revolving credit facility of $6.0 million, $12.9 million of contributions from our primary stockholder, and $5.1 million of contributions from minority interests, reduced by debt repayments of $5.1 million and $2.3 million of distributions to minority interests. The proceeds from Concentra Holding’s additional issuance of equity were used as a part of the financing for our fourth quarter 2001 acquisitions of NHR and HNS. Cash flows provided by financing activities of $4.4 million in 2000 was due primarily to $7.7 million of contributions from our primary stockholder and $4.8 million of contributions from minority interests, partially offset by $4.0 million in payments on the revolving credit facility, $3.1 million in debt repayments and the payment of $1.7 million of deferred financing costs related to the March 2000 credit facility amendment.

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

Our credit agreement requires us to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. In 2002, we were in compliance with our covenants, including our financial covenant ratio tests. The leverage ratio and interest coverage ratio requirements for the quarter ended December 31, 2002, were 4.40 to 1.00 and 1.80 to 1.00, respectively. In June 2002 and November 2002, we amended our credit agreement to include less restrictive financial covenant ratio tests as compared to our previous requirements. While less restrictive than our previous requirements, these amended ratio tests become more restrictive in future quarters as compared to the levels that we were required to meet for the first three quarters of 2002. Pursuant to our credit agreement, we are required to obtain a leverage ratio of less than 3.80 to 1.00 and an interest coverage ratio of at least 2.35 to 1.00 as of the fiscal quarter ending December 31, 2003. Although we currently anticipate achieving these required covenant levels, our ability to be in compliance with these more restrictive ratios will be dependent on our ability to increase cash flows over current levels. For further discussion of our growth strategy, see “Item 1, Business - Our Business Strategy.” At December 31, 2002, we had no borrowings outstanding under our $100 million revolving credit facility.

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

Name	Age	Position
Daniel J. Thomas	44	Director and Chief Executive Officer
Frederick C. Dunlap	44	President and Chief Operating Officer
Thomas E. Kiraly	43	Executive Vice President, Chief Financial Officer and Treasurer
James M. Greenwood	42	Executive Vice President - Corporate Development
Richard A. Parr II	44	Executive Vice President, General Counsel and Secretary
Paul B. Queally	38	Chairman and Director
John K. Carlyle	48	Director
Carlos A. Ferrer	49	Director
James T. Kelly	56	Director
D. Scott Mackesy	34	Director
Steven E. Nelson	48	Director

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

James M. Greenwood has served as Executive Vice President - Corporate Development of Concentra Holding since February 1998 and as Senior Vice President - Corporate Development of Concentra Holding from August 1997 to February 1998. He served as OccuSystems’ Chief Financial Officer from 1993 until August 1997. Mr. Greenwood also served as a Senior Vice President of OccuSystems from May 1994 to August 1997. From 1988 until he joined OccuSystems in 1993, Mr. Greenwood served in numerous positions with Bank One, Texas, N.A., and its predecessors, including as Senior Vice President and Manager of Mergers and Acquisitions.

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

	Annual Compensation					Long-term Compensation Awards			All Other Compensation
Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Other Annual Compensation ($)		Restricted Stock Awards ($)		Securities Underlying Options	($) (3)
Daniel J. Thomas President and Chief Executive Officer, Director	2002 2001 2000	495,769 399,231 394,199	125,000 20,000 —	17,864 — 203,355	(4) (4)	1,237,500 — —	(5)	207,000 174,000 369,057	550 3,640 3,267

William H. Comte Executive Vice President, Chief Operating Officer	2002 2001 2000	406,219 350,000 14,808	75,000 — —	— — —		— — —		— 75,000 125,000	156 3,201 10	(6) (7)

James M. Greenwood Executive Vice President Corporate Development	2002 2001 2000	294,365 279,616 270,029	75,000 20,000 —	— — —		— — —		— 20,000 216,344	515 3,590 3,291

Thomas E. Kiraly Executive Vice President, Chief Financial Officer and Treasurer	2002 2001 2000	319,154 298,846 264,829	100,000 20,000 —	— — —		— — —		— 75,000 37,500	519 3,615 197

Richard A. Parr II Executive Vice President General Counsel and Secretary	2002 2001 2000	277,823 262,019 250,035	75,000 20,000 —	— — —		— — —		— 15,000 59,813	480 3,618 3,315

(1)	Salaries for the named executives officers, effective January 1, 2003, are $500,000 for Mr. Thomas, $295,000 for Mr. Greenwood, $320,000 for Mr. Kiraly, and $278,500 for Mr. Parr. Mr. Comte resigned from the Company effective June 21, 2002.
(2)	The bonus amounts paid each year were determined based on the performance of the Company, the performance of the individual and related factors for the immediately preceding year.
(3)	Amounts shown represent, to the extent that the named executive officer participated in Concentra Holding’s 401(k) plan, (a) Concentra Holding’s matching provision under its 401(k) plan, if any, and (b) premiums paid by Concentra Holding for group term life insurance that is taxable compensation to the named executive officers.
(4)	Amounts shown were for relocation-related costs and benefits paid to Mr. Thomas totaling $203,355 in 2000 associated with his relocation from Boston, Massachusetts to temporary housing in Dallas, Texas, and $17,864 in 2002 associated with his relocation from temporary to permanent housing in Dallas, Texas.
(5)	Fair market value of securities underlying award for 75,000 shares based on the most recent third-party sale of Concentra Holding’s common stock at $16.50 per share. Neither Concentra Holding nor Concentra Operating has any class of equity securities registered pursuant to Section 12 of the Exchange Act.
(6)	Excludes $10,000 paid to Mr. Comte in 2002 related to cancellation of his participation in the Company’s officer loan program.
(7)	Excludes relocation related costs and benefits totaling $19,130 paid to Mr. Comte in 2001 associated with his relocation from San Diego, California to Dallas, Texas.

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

3. Exhibits:

The following is a list of exhibits filed as part of this Form 10-K/A:

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization dated August 29, 1997, by and among CRA Managed Care, Inc., OccuSystems, Inc., and Concentra Inc., formerly known as Concentra Managed Care, Inc. (incorporated by reference as Exhibit 2.1 to Concentra Holding’s Annual Report on Form 10-K for the year ended December 31, 1997).

2.2	Agreement and Plan of Merger dated February 24, 1998, by and among Concentra Holding and Preferred Payment Systems, Inc. (incorporated by reference to Exhibit 2.2 to Concentra Holding’s Annual Report on Form 10-K for the year ended December 31, 1997).

2.3	Agreement and Plan of Merger dated March 2, 1999, by and between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding’s Current Report on Form 8-K filed on March 3,1999).

2.4	Amended and Restated Agreement and Plan of Merger dated March 24, 1999, by and between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding’s Current Report on Form 8-K filed on July 14, 1999).

2.5	Agreement and Plan of Merger dated as of November 2, 2001, by and among Concentra Holding, NHR Acquisition Company, Inc., and National Healthcare Resources, Inc. (incorporated by reference to Exhibit 2.5 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

*3.1	Articles of Incorporation of Concentra Operating.

*3.2	Amended and Restated By-Laws of Concentra Operating.

3.3	Amended and Restated By-Laws of Concentra Operating, as further amended June 20, 2002 (incorporated by reference to Exhibit 3.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*4.1	Indenture dated as of August 17, 1999, by and between Concentra Operating and United States Trust Company of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating.

4.2	Supplemental Indenture dated as of November 5, 2001, among Concentra Operating, HealthNetwork Systems LLC, Medical Network Systems LLC, and The Bank of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating (incorporated by reference to Exhibit 4.2 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.3	Supplemental Indenture dated as of November 20, 2001, among Concentra Operating, National Healthcare Resources, Inc., and The Bank of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating (incorporated by reference to Exhibit 4.3 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

*4.4	Indenture dated as of August 17, 1999, by and between Concentra Holding and United States Trust Company of New York, as Trustee, relating to the 14% Senior Discount Debentures due 2010.

4.5	Supplemental Indenture dated as of June 25, 2002 (incorporated by reference to Exhibit 4.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*4.6	Warrant Agreement dated as of August 17, 1999, by and among Concentra Holding and the several persons named on Schedule I thereto.

4.7	Amendment No. 1 to Warrant Agreement dated as of November 1, 2001, by and among Concentra Holding and the several warrant holders that are signatories thereto (incorporated by reference to Exhibit 4.6 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.8	Form of 13% Series B Senior Subordinated Notes due 2009 of Concentra Operating (included as an exhibit to Exhibit 4.1).

4.9	Form of 14% Senior Discount Debentures due 2010 of Concentra Holding (included as an exhibit to Exhibit 4.4).

4.10	Form of Warrant to acquire Concentra Holding common stock (included as an exhibit to Exhibit 4.6).

*4.11	Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Operating, the Guarantors set forth on the signature pages thereof, and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and Fleet Securities, Inc., as initial purchasers.

4.12	Warrant Agreement dated as of November 1, 2001, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.11 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.13	Form of Warrant to acquire Concentra Holding common stock (included as an exhibit to Exhibit 4.12).

*4.14	Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Holding and the persons named in Schedules I and II thereto.

4.15	Amendment No. 1 to Registration Rights Agreement dated as of November 1, 2001, by and among Concentra Holding and the persons named in Schedules I and II thereto (incorporated by reference to Exhibit 4.14 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.16	Amendment No. 2 to Registration Rights Agreement dated as of November 5, 2001, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.15 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.17	Amendment No. 3 to Registration Rights Agreement dated as of November 20, 2002, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.17 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.18	Amendment No. 4 to Registration Rights Agreement dated as of December 1, 2002, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.18 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.19	Bridge Loan Agreement dated as of June 25, 2002 by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.20	Waiver No. 1 to Bridge Loan Agreement dated as of October 23, 2002 by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 4.20 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.1	Purchase Agreement dated August 17, 1999, by and among Concentra Operating, the Guarantors set forth on the signature pages thereof, and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and Fleet Securities, Inc., as initial purchasers, relating to the issuance and sale of $190,000,000 aggregate principal amount of Concentra Operating’s 13% Senior Subordinated Notes due 2009, Series A.

10.2	Securities Purchase Agreement dated November 1, 2001, by and among Concentra Holding and the several purchasers named on Schedule I thereto, relating to the issuance and sale of 2,266,546 shares of Concentra Holding common stock and warrants to purchase 771,277 shares of Concentra Holding common stock (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.3	Credit Agreement dated as of August 17, 1999, by and among Concentra Holding, Concentra Operating, the Several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as Co-Documentation Agents, and DLJ Capital Funding, Inc., as Syndication Agent (the “Credit Agreement”).

10.4	Amended and Restated Credit Agreement dated as of March 21, 2000, by and among Concentra Holding, Concentra Operating, the Several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as co-Documentation Agents and DLJ Capital Funding, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.5	First Amendment and Waiver dated as of October 18, 2001 to the Amended and Restated Credit Agreement, dated as of March 21, 2000, by and among Concentra Holding, Concentra Operating, the Several Lenders from time to time parties to the Credit Agreement, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as co-Documentation Agents and Credit Suisse First Boston, successor to DLJ Capital Funding, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.5 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.6	Second Amendment and Waiver dated as of June 14, 2002 to the Amended and Restated Credit Agreement, dated as of March 21, 2000, among Concentra Holding, Concentra Operating, the several Lenders from time to time parties to the Credit Agreement, JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent, Fleet National Bank, as documentation agent and Credit Suisse First Boston, as syndication agent (incorporated by reference to Exhibit 10.2 to Concentra Operating’s quarterly report on Form 10-Q for the period ended June 30, 2002).

10.7	Third Amendment dated as of November 20, 2002 to the Amended and Restated Credit Agreement dated as of March 21, 2000 by and among Concentra Holding, Concentra Operating the Lenders from time to time parties to the Credit Agreement, JPMorgan Chase Bank, as Administrative Agent, Fleet National Bank, as Documentation Agent, and Credit Suisse First Boston, as Syndication Agent (incorporated by reference to Exhibit 10.7 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.8	Purchase Agreement dated August 17, 1999, by and among Concentra Holding and the several persons named on Schedule I thereto, relating to the issuance and sale of $110,000,000 aggregate face amount of Concentra Holding’s 14% Senior Discount Debentures due 2010 and Warrants to acquire Concentra Holding common stock.

^*10.9	Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan.

^10.10	Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan as Amended Through June 20, 2002 (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

^10.11	Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan as Amended Through September 24, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

^10.12	Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Appendix G to the Joint Proxy Statement/Prospectus forming a part of Concentra Holding’s Registration Statement on Form S-4 filed on July 31, 1997).

^*10.13	Employment Agreement dated as of August 17, 1999, between Concentra Holding and James M. Greenwood.

^*10.14	Employment Agreement dated as of August 17, 1999, between Concentra Holding and Richard A. Parr II.

^*10.15	Employment Agreement dated as of August 17, 1999, between Concentra Holding and Daniel J. Thomas.

^*10.16	Employment Agreement dated as of August 17, 1999, between Concentra Holding and Thomas E. Kiraly.

^10.17	Employment Agreement dated as of December 4, 2000, between Concentra Holding and William H. Comte (incorporated by reference to Exhibit 10.16 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2000).

^10.18	Employment Agreement dated as of August 5, 2002 between Concentra Holding and Frederick C. Dunlap (incorporated by reference to Exhibit 10.4 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.19	Indemnification Agreement dated as of September 17, 1997, between Concentra Holding and Daniel J. Thomas (identical agreements were executed as of September 17, 1997, between Concentra Holding and each of the following: Joseph F. Pesce, Richard A. Parr II, James M. Greenwood, W. Tom Fogarty, Kenneth Loffredo, Mitchell T. Rabkin, George H. Conrades, Robert A. Ortenzio, Lois E. Silverman, Paul B. Queally, John K. Carlyle) (incorporated by reference to Exhibit 10.17 to Concentra Holding’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.20	Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between Concentra Health Services, Inc. (formerly OccuCenters, Inc.) (“CHS”) and Occupational Health Centers of Southwest, P.A., a Texas professional association (incorporated by reference to Exhibit 10.6 to OccuSystems’ Annual Report on Form 10-K for the year ended December 31, 1995).

10.21	Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between CHS and Occupational Health Centers of Southwest, P.A., an Arizona professional association (incorporated by reference to Exhibit 10.7 to OccuSystems’ Annual Report on Form 10-K for the year ended December 31, 1995).

10.22	Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between CHS and Occupational Health Centers of New Jersey, a New Jersey professional association (incorporated by reference to Exhibit 10.8 to OccuSystems’ Registration Statement on Form S-1 filed on March 28, 1996).

10.23	Interim Administrative Services Agreement dated September 28, 2000, by and between CHS and Em3 Corporation, formerly known as DevCorp Systems, Inc. (incorporated by reference to Exhibit 10.20 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.24	Amendment No. 1 to Interim Administrative Services Agreement dated as of July 1, 2001, by and between CHS and Em3 Corporation (incorporated by reference to Exhibit 10.21 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.25	Interim Software License Agreement dated October 1, 2000, by and among CHS, First Notice Systems, Inc. (“FNS”), and Em3 Corporation (incorporated by reference to Exhibit 10.22 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.26	Amendment No. 1 to Interim Software License Agreement dated July 1, 2001, by and among CHS, FNS and Em3 Corporation (incorporated by reference to Exhibit 10.23 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.27	Administrative Services Agreement dated October 1, 2000, by and between CHS and OccMed Systems, Inc., formerly known as Concentra Development Corporation 2000 (incorporated by reference to Exhibit 10.24 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.28	Stockholders Agreement dated as of August 17, 1999, by and among Concentra Holding and the several persons named in Schedules I and II thereto.

10.29	Amendment No. 1 to Stockholders Agreement dated as of November 1, 2001, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.26 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.30	Amendment No. 2 to Stockholders Agreement dated as of November 20, 2002, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.30 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.31	Amendment No. 3 to Stockholders Agreement dated as of December 1, 2002, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.31 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.32	Stockholders Agreement dated as of November 20, 2001, by and among Concentra Holding, Welsh, Carson, Anderson & Stowe VIII, L.P., certain holders of common stock and warrants to purchase common stock of Concentra Holding, certain stockholders of National Healthcare Resources, Inc., and Ferrer Freeman and Company, LLC, formerly known as Ferrer, Freeman, Thompson & Co., LLC (incorporated by reference to Exhibit 10.27 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.33	Asset Purchase Agreement among Concentra Holding, Concentra Operating and Em3 Corporation dated as of December 1, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on December 13, 2002).

21.1	Subsidiaries of Concentra Operating (incorporated by reference to Exhibit 21.1 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

**31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).

**31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrants’ Registration Statement on Form S-4, initially filed on November 12, 1999.
**	Filed herewith.
^	Indicates that Exhibit is a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

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

CONCENTRA OPERATING CORPORATION

Date: March 25, 2004	By:	/s/ THOMAS E. KIRALY
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

As discussed in Note 2(g) to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and ceased amortization of certain intangible assets.

As discussed in Note 15 to the consolidated financial statements, the accompanying consolidated financial statements for the year ended December 31, 2002 have been restated to conform to the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, as it relates to deferred income tax accounting.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Dallas, Texas

February 11, 2003, Except for Note 14,

as to which the date is July 31, 2003 and

Note 15, as to which the date is February 11, 2004

CONCENTRA OPERATING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2002	2001
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$19,002	$8,950
Accounts receivable, net	167,561	181,757
Prepaid expenses and other current assets	15,806	19,366
Deferred income taxes	11,964	8,489

Total current assets	214,333	218,562

Property and equipment, net	134,981	142,244
Goodwill and other intangible assets, net	486,231	475,671
Other assets	15,146	16,750

Total assets	$850,691	$853,227

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Revolving credit facility	$—	$6,000
Current portion of long-term debt	3,825	4,211
Accounts payable	9,168	18,626
Accrued expenses	50,504	61,381
Accrued compensation	48,377	47,597

Total current liabilities	111,874	137,815

Long-term debt, net	476,001	552,270
Deferred income taxes	30,552	18,043
Other liabilities	28,076	32,511
Fair value of hedging arrangements	33,472	25,883

Total liabilities	679,975	766,522

Commitments and contingencies (See Note 8)

Stockholder’s equity:
Common stock, par value $.01 per share:
Authorized shares - 10,000 Issued and outstanding shares - 1,054 and 1,000, respectively	—	—
Paid-in capital	311,077	188,678
Retained deficit	(140,361)	(101,973)

Total stockholder’s equity	170,716	86,705

Total liabilities and stockholder’s equity	$850,691	$853,227

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
	(Restated)
Revenue:
Health Services	$471,968	$443,321	$409,738
Network Services	230,299	185,267	162,596
Care Management Services	296,783	228,315	189,905

Total revenue	999,050	856,903	762,239

Cost of services:
Health Services	406,164	375,565	335,939
Network Services	138,218	110,187	100,741
Care Management Services	267,054	200,166	170,899

Total cost of services	811,436	685,918	607,579

Total gross profit	187,614	170,985	154,660

General and administrative expenses	106,222	81,631	66,491
Amortization of intangibles	3,776	15,746	14,628
Unusual charges (gains)	(1,200)	546	—
Charges for acquisition of affiliate	—	5,519	—

Operating income	78,816	67,543	73,541

Interest expense, net	63,582	66,398	67,984
Loss on change in fair value of hedging arrangements	7,589	13,602	9,586
Loss on early retirement of debt	7,894	—	—
Loss of acquired affiliate, net of tax	—	5,833	262
Other, net	(1,275)	(3,640)	(1,931)

Income (loss) before income taxes and cumulative effect of accounting change	1,026	(14,650)	(2,360)
Provision for income taxes	10,634	3,757	4,362

Loss before cumulative effect of accounting change	(9,608)	(18,407)	(6,722)
Cumulative effect of accounting change, net of tax	—	—	2,817

Net loss	$(9,608)	$(18,407)	$(9,539)

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
	(Restated)
Operating Activities:
Net loss	$(9,608)	$(18,407)	$(9,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	42,957	32,517	25,889
Amortization of intangibles	3,776	15,746	14,628
Loss on change in fair value of hedging arrangements	7,589	13,602	9,586
Write-off of deferred financing costs	1,588	—	—
Write-off of fixed assets	135	107	238
Charges for acquisition of affiliate	—	5,519	—
Unusual charges (gains)	(1,200)	546	—
Cumulative effect of accounting change	—	—	2,817
Gain on sale of assets	—	—	(100)
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	13,118	1,786	(6,309)
Prepaid expenses and other assets	6,385	11,809	14,247
Accounts payable and accrued expenses	(8,774)	16,226	(15,291)

Net cash provided by operating activities	55,966	79,451	36,166

Investing Activities:
Purchases of property, equipment and other assets	(35,074)	(45,837)	(32,044)
Acquisitions, net of cash acquired	(1,726)	(107,174)	(9,737)
Proceeds from the licensing of internally-developed software	515	1,103	1,625
Proceeds from sale of property and equipment and other	—	—	400

Net cash used in investing activities	(36,285)	(151,908)	(39,756)

Financing Activities:
Proceeds from issuance of common stock to parent	52,955	—	—
Contribution from issuance of common stock by parent	25,370	49,746	—
Proceeds from the issuance of short-term and long-term debt	3,960	—	764
Payment of deferred financing costs	(3,321)	—	(1,681)
Borrowings (payments) under revolving credit facilities, net	(6,000)	6,000	(4,000)
Distributions to minority interests	(1,935)	(2,284)	(141)
Repayments of short-term and long-term debt	(80,615)	(5,137)	(3,141)
Contribution from primary stockholder	—	12,865	7,654
Contribution from minority interest	—	5,135	4,846
Other	(43)	—	—

Net cash provided by (used in) financing activities	(9,629)	66,325	4,301

Net Increase (Decrease) in Cash and Cash Equivalents	10,052	(6,132)	711
Cash and Cash Equivalents, beginning of year	8,950	15,082	14,371

Cash and Cash Equivalents, end of year	$19,002	$8,950	$15,082

Supplemental Disclosure of Cash Flow Information:
Interest paid	$63,382	$62,332	$69,732
Income taxes paid (received), net	$(861)	$(1,623)	$(6,050)
Liabilities and debt assumed in acquisitions	$258	$50,275	$7,191
Net asset contribution from parent	$42,964	$74,564	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except share amounts)

	$ 0.01 Par Value Common Stock
	Number of Shares	Value	Paid-in Capital	Retained Deficit	Stockholder’s Equity
Balance, December 31, 1999	1,000	$—	$29,878	$(43,075)	$(13,197)

Amortization of deferred compensation	—	—	—	802	802
Restricted stock retirement	—	—	(508)	—	(508)
Tax benefits from parent (see Note 7)	—	—	9,459	—	9,459
Equity contribution from primary stockholder	—	—	7,654	—	7,654
Net loss	—	—	—	(9,539)	(9,539)

Balance, December 31, 2000	1,000	—	46,483	(51,812)	(5,329)

Amortization of deferred compensation	—	—	—	398	398
Restricted stock retirement	—	—	(495)	—	(495)
Tax benefits from parent (see Note 7)	—	—	5,515	—	5,515
Contribution from issuance of common stock by parent	—	—	124,310	—	124,310
Equity contribution from primary stockholder	—	—	12,865	—	12,865
Deemed dividend from acquisition of affiliate (see Note 4)	—	—	—	(32,152)	(32,152)
Net loss	—	—	—	(18,407)	(18,407)

Balance, December 31, 2001	1,000	—	188,678	(101,973)	86,705

Amortization of deferred compensation	—	—	—	69	69
Tax benefits from parent (see Note 7)	—	—	211	—	211
Contribution from issuance of common stock by parent	—	—	68,334	—	68,334
Shares issued to parent	54	—	52,955	—	52,955
Modification of stock options and other	—	—	899	—	899
Deemed dividend from acquisition of affiliate (see Note 4)	—	—	—	(28,849)	(28,849)
Net loss (Restated)	—	—	—	(9,608)	(9,608)

Balance, December 31, 2002	1,054	$—	$311,077	$(140,361)	$170,716

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

The Company was formed in August 1997 by the merger of CRA Managed Care, Inc. and Occusystems, Inc. The name of the Company after the merger was Concentra Managed Care, Inc., which was subsequently changed to Concentra Inc. In August 1999, Concentra Holding was recapitalized in a transaction (the “1999 Recapitalization”) led by Welsh, Carson, Anderson & Stowe (“WCAS”). Prior to this date, Concentra Holding was a publicly-traded company. Immediately following the 1999 Recapitalization, Concentra Holding’s common stock was held by the following: WCAS - 86%; funds managed by Ferrer Freeman and Company, LLC (“FFC”) - 7%; and other investors - 7%. In order to finance this acquisition and to effect the repurchase of all of Concentra Holding’s then outstanding publicly-held shares, WCAS, FFC and other investors contributed approximately $423.7 million in equity financing and raised $110.0 million of 14% senior discount debentures, $190.0 million of senior subordinated notes, and $375.0 million of senior term debt. Concurrent with the 1999 Recapitalization, Concentra Holding retired the assumed $327.7 million of convertible subordinated notes and contributed all of its operating assets, liabilities, and shares in its subsidiaries, with the exception of the 14% senior discount debentures, to Concentra Operating in exchange for all of Concentra Operating’s common stock. Concentra Holding’s debt is not guaranteed by Concentra Operating. The 1999 Recapitalization was valued at approximately $1.1 billion and was accounted for as a recapitalization transaction, with no changes to the historical cost basis of Concentra Holding or Concentra Operating assets or liabilities.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

(m) Professional Liability Insurance Claims

Allowances for professional liability risks were $5.6 million at December 31, 2002. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

allowances represent the estimated ultimate net cost of all reported and unreported losses incurred. The allowances for unpaid losses and loss expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. The changes to the estimated allowances are included in current operating results. Due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed management’s estimates.

(n) Foreign Currency Translation

All assets and liabilities of the Company’s Canadian offices are translated at the year-end exchange rate, while revenue and expenses are translated at the average exchange rate in effect at the time of the transaction. Cumulative translation adjustments were immaterial for the years ended December 31, 2002, 2001 and 2000.

(o) Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets are recognized for deductible temporary differences, net operating loss carryforwards and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of the Company’s deferred income assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and tax credit carryforwards. The Company evaluates the recoverability of the deferred income tax assets and associated valuation allowance on a regular basis. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company evaluates a variety of factors on a regular basis to determine the amount of deferred income tax assets to recognize in the financial statements, including its recent earnings history, projected future taxable income, the number of years its net operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and available tax planning strategies.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company has also reclassified certain cash distributions made to minority interest holders as reflected in the Consolidated Statements of Cash Flows and the Condensed Consolidating Statements of Cash Flows (included in Note 14) for the years ended December 31, 2002, 2001 and 2000. The Company’s cash distributions to minority interest holders have been reclassified from cash used by operating activities to cash used in financing activities. This reclassification resulted in an increase in net cash provided by operating activities and a decrease in net cash used in financing activities in the amount of $1.9 million, $ 2.3 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

4. Recent Acquisitions and Unusual Charges (Restated)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	2002	2001
Pro forma revenue	$999,050	$856,903
Pro forma net loss	(12,845)	(22,789)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Also on November 20, 2002, in connection with the amendment of Concentra Operating’s Credit Facility, Concentra Holding completed the sale of $25.0 million of its common stock to its primary equity sponsors and contributed the proceeds to Concentra Operating. The Company subsequently prepaid $16.7 million and $8.3 million of its Tranche B Term Loan and Tranche C Term Loan, respectively, on November 25, 2002, and expensed previously capitalized deferred financing fees of $0.4 million, net of accumulated amortization.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Income Taxes (Restated)

The provision for income taxes from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2002	2001	2000
Current:
Federal	$211	$5,515	$(1,834)
State	3,490	2,506	2,619

	3,701	8,021	785

Deferred:
Federal	6,511	(6,176)	3,379
State	422	(867)	604

	6,933	(7,043)	3,983

Total	$10,634	$978	$4,768

Income taxes were allocated as follows for the years ended December 31 (in thousands):

	2002	2001	2000
Continuing operations	$10,634	$978	$4,768
Cumulative effect of accounting change	—	—	2,333

Total income taxes	$10,634	$978	$7,101

Significant items included in deferred income tax liabilities and deferred income tax assets were as follows at December 31 (in thousands):

	2002	2001
Deferred income tax assets:
Bad debt allowances	$14,230	$7,883
Net operating loss carryforwards	7,655	2,615
Fair value of hedging arrangements	13,131	10,155
Accrued expenses and reserves	6,349	7,803
Other	5,260	4,830

	46,625	33,286
Valuation allowance	(27,252)	(11,484)

Deferred income tax assets	$19,373	$21,802

Deferred income tax liabilities:
Intangible Assets	$7,019	$19,090
Indefinite life intangible assets	18,588	—
Software development costs	—	—
Depreciable assets	11,890	9,753
Other	464	2,512

Deferred income tax liabilities	$37,961	$31,355

Net deferred income tax asset	$(18,588)	$(9,553)

The valuation allowance for deferred income tax assets was $27.2 million and $11.5 million as of December 31, 2002 and 2001, respectively. The net change in the total valuation allowance was $20.5 million and $4.6 million for the years ended December 31, 2002 and 2001, respectively. The valuation allowance of $27.2 million at December 31, 2002, includes $3.1 million, which, if reversed in future periods, would reduce goodwill. The Company evaluates the recoverability of the deferred income tax assets and associated valuation allowance on a

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

regular basis. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company evaluates a variety of factors on a regular basis to determine the amount of deferred income tax assets to recognize in the financial statements, including the Company’s recent earnings history, projected future taxable income, the number of years the Company’s net operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and available tax planning strategies.

The Company’s tax provision attributable to continuing operations differs from the federal statutory rate as follows for the years ended December 31 (in thousands):

	2002	%	2001	%	2000	%
Tax provision (benefit) at federal statutory rate	$359	35.0	$(5,128)	(35.0)	$(826)	(35.0)
Non-deductible expenses	439	42.8	2,710	18.5	2,974	126.0
State taxes (net of federal effect)	2,232	217.5	1,032	7.0	2,009	85.1
Deferred income tax asset valuation allowance	7,440	725.1	3,041	20.8	954	40.4
Other items, net	164	16.0	(677)	(4.6)	(343)	(14.5)

Effective income tax provision and rate prior to tax provision (benefit) from income (loss) of acquired affiliate	10,634	1,036.5	978	6.7	4,768	202.0
Tax provision (benefit) from income (loss) of acquired affiliate	—	—	2,779	19.0	(406)	(17.2)

Total income tax provision and effective rate	$10,634	1,036.5	$3,757	25.7	$4,362	184.8

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

10. Stock Option Plans (Restated)

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

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period. Had compensation cost for these plans been determined consistent with SFAS 123, the Company’s net loss would have been increased to the following supplemental pro forma net loss amounts (in thousands):

	2002	2001	2000
Net loss:
As reported	$(9,608)	$(18,407)	$(9,539)
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,356)	(2,431)	(665)

Supplemental pro forma	$(12,964)	$(20,838)	$(10,204)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	2002	2001	2000
Risk-free interest rates	3.1%	4.7%	6.1%
Expected volatility	28.8%	21.9%	0.0%
Expected dividend yield	—	—	—
Expected weighted average life of options in years	4.8	6.0	5.0

11. Segment Information (Restated)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s statements of operations on a segment basis were as follows (in thousands):

	2002	2001	2000
Revenue:
Health Services	$471,968	$443,321	$409,738
Network Services	230,299	185,267	162,596
Care Management Services	296,783	228,315	189,905

	999,050	856,903	762,239
Gross profit:
Health Services	65,804	67,756	73,799
Network Services	92,081	75,080	61,855
Care Management Services	29,729	28,149	19,006

	187,614	170,985	154,660
Operating income:
Health Services	38,154	30,958	41,021
Network Services	61,169	52,433	44,690
Care Management Services	4,231	12,326	8,088
Corporate general and administrative expenses	(25,938)	(22,109)	(20,258)
Unusual charges (gains)	1,200	(6,065)	—

	78,816	67,543	73,541

Interest expense, net	63,582	66,398	67,984
Loss on change in fair value of hedging arrangements	7,589	13,602	9,586
Loss on early retirement of debt	7,894	—	—
Loss of acquired affiliate, net of tax	—	5,833	262
Other, net	(1,275)	(3,640)	(1,931)

Income (loss) before income taxes and cumulative effect of accounting change	1,026	(14,650)	(2,360)
Provision for income taxes	10,634	3,757	4,362

Loss before cumulative effect of accounting change	(9,608)	(18,407)	(6,722)
Cumulative effect of accounting change, net of tax	—	—	2,817

Net loss	$(9,608)	$(18,407)	$(9,539)

The Company’s segment depreciation and amortization, capital expenditures and identifiable assets were as follows (in thousands):

	2002	2001	2000
Depreciation and amortization:
Health Services	$21,482	$28,670	$22,516
Network Services	14,006	13,607	12,681
Care Management Services	10,054	5,164	4,386
Corporate	1,191	822	934

	$46,733	$48,263	$40,517

Capital expenditures:
Health Services	$13,588	$28,147	$15,827
Network Services and Care Management Services (1)	19,128	14,652	15,706
Corporate	2,308	2,863	510

	$35,024	$45,662	$32,043

Identifiable assets:
Health Services	$441,722	$426,474	$409,033
Network Services and Care Management Services (1)	378,413	400,073	245,325
Corporate	30,556	26,680	22,345

	$850,691	$853,227	$676,703

(1)	Capital expenditures and identifiable assets are not separately reported within the Network Services and Care Management Services groups.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

13. Selected Quarterly Operating Results (Unaudited) (Restated)

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

	Quarters Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenue	$240,001	$254,159	$254,798	$250,092
Cost of services	199,490	201,641	206,296	204,009

Gross profit	40,511	52,518	48,502	46,083
General and administrative expenses	22,498	27,127	27,880	28,717
Amortization of intangibles	932	931	853	1,060
Unusual gains	—	—	—	(1,200)

Operating income	17,081	24,460	19,769	17,506
Interest expense, net	16,434	16,614	15,507	15,027
Other, net	(5,878)	5,751	14,984	(649)
Provision (benefit) for income taxes	3,569	1,418	(3,544)	9,191

Net income (loss)	$2,956	$677	$(7,178)	$(6,063)

	Quarters Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenue	$200,758	$214,882	$212,658	$228,605
Cost of services	160,516	167,021	168,780	189,601

Gross profit	40,242	47,861	43,878	39,004
General and administrative expenses	18,671	20,133	18,729	24,098
Amortization of intangibles	3,677	3,813	3,828	4,428
Unusual charge (1)	—	—	—	546
Charges for acquisition of affiliate (1)	—	—	—	5,519

Operating income	17,894	23,915	21,321	4,413
Interest expense, net	16,805	16,692	16,492	16,409
Other, net	7,552	(3,956)	13,271	(1,072)
Provision (benefit) for income taxes	(554)	5,802	(309)	(1,182)

Net income (loss)	$(5,909)	$5,377	$(8,133)	$(9,742)

(1)	These amounts relate to the acquisition of NHR. See “Note 4. Recent Acquisitions and Unusual Charges.”

14. Condensed Consolidating Financial Information (Restated)

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

Condensed Consolidating Balance Sheets:

	As of December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$13,060	$5,942	$—	$19,002
Accounts receivable, net	—	156,751	10,810	—	167,561
Prepaid expenses and other current assets	867	25,546	1,357	—	27,770

Total current assets	867	195,357	18,109	—	214,333

Investment in subsidiaries	709,466	31,713	—	(741,179)	—
Property and equipment, net	—	126,250	8,731	—	134,981
Goodwill and other intangible assets, net	—	462,240	23,991	—	486,231
Other assets	12,321	2,730	95	—	15,146

Total assets	$722,654	$818,290	$50,926	$(741,179)	$850,691

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	3,492	333	—	—	3,825
Accounts payable and accrued expenses	11,694	93,586	2,769	—	108,049

Total current liabilities	15,186	93,919	2,769	—	111,874

Long-term debt, net	475,948	53	—	—	476,001
Deferred income taxes and other liabilities	—	41,237	—	17,391	58,628
Fair value of hedging arrangements	33,472	—	—	—	33,472
Intercompany	27,332	(26,385)	(947)	—	—

Total liabilities	551,938	108,824	1,822	17,391	679,975

Stockholder’s equity	170,716	709,466	49,104	(758,570)	170,716

Total liabilities and stockholder’s equity	$722,654	$818,290	$50,926	$(741,179)	$850,691

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$5,722	$3,228	$—	$8,950
Accounts receivable, net	—	170,677	11,080	—	181,757
Prepaid expenses and other current assets	435	26,321	1,099	—	27,855

Total current assets	435	202,720	15,407	—	218,562

Investment in subsidiaries	653,639	28,985	—	(682,624)	—
Property and equipment, net	—	132,557	9,687	—	142,244
Goodwill and other intangible assets, net	—	451,022	24,649	—	475,671
Other assets	14,957	1,698	95	—	16,750

Total assets	$669,031	$816,982	$49,838	$(682,624)	853,227

Current liabilities:
Revolving credit facility	$6,000	$—	$—	$—	$6,000
Current portion of long-term debt	3,750	461	—	—	4,211
Accounts payable and accrued expenses	12,618	111,010	3,976	—	127,604

Total current liabilities	22,368	111,471	3,976	—	137,815

Long-term debt, net	551,875	395	—	—	552,270
Deferred income taxes and other liabilities	—	32,190	—	18,364	50,554
Fair value of hedging arrangements	25,883	—	—	—	25,883
Intercompany	(17,800)	19,287	(1,487)	—	—

Total liabilities	582,326	163,343	2,489	18,364	766,522

Stockholder’s equity	86,705	653,639	47,349	(700,988)	86,705

Total liabilities and stockholder’s equity	$669,031	$816,982	$49,838	$(682,624)	853,227

Condensed Consolidating Statements of Operations:

	Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$933,337	$74,275	$(8,562)	$999,050
Total cost of services	—	760,658	59,340	(8,562)	811,436

Total gross profit	—	172,679	14,935	—	187,614

General and administrative expenses	69	100,234	5,919	—	106,222
Amortization of intangibles	—	3,765	11	—	3,776
Unusual gains	(140)	(1,060)	—	—	(1,200)

Operating income	71	69,740	9,005	—	78,816

Interest expense, net	63,316	306	(40)	—	63,582
Loss on change in fair value of hedging arrangements	7,589	—	—	—	7,589
Loss on early retirement of debt	7,894	—	—	—	7,894
Other, net	—	(1,275)	—	—	(1,275)

Income (loss) before income taxes	(78,728)	70,709	9,045	—	1,026
Provision (benefit) for income taxes	(27,555)	38,189	—	—	10,634

Income (loss) before equity earnings	(51,173)	32,520	9,045	—	(9,608)
Equity earnings in subsidiaries	(41,565)	—	—	41,565	—

Net income (loss)	$(9,608)	$32,520	$9,045	$(41,565)	$(9,608)

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$794,711	$70,501	$(8,309)	$856,903
Total cost of services	—	637,139	57,088	(8,309)	685,918

Total gross profit	—	157,572	13,413	—	170,985

General and administrative expenses	400	75,313	5,918	—	81,631
Amortization of intangibles	—	14,571	1,175	—	15,746
Unusual charges	—	546	—	—	546
Charges for acquisition of affiliate	—	5,519	—	—	5,519

Operating income (loss)	(400)	61,623	6,320	—	67,543

Interest expense, net	66,832	(325)	(109)	—	66,398
Loss on change in fair value of hedging arrangements	13,602	—	—	—	13,602
Loss of acquired affiliate, net of tax	—	5,833	—	—	5,833
Other, net	—	(3,640)	—	—	(3,640)

Income (loss) before income taxes	(80,834)	59,755	6,429	—	(14,650)
Provision (benefit) for income taxes	(28,292)	32,049	—	—	3,757

Income (loss) before equity earnings	(52,542)	27,706	6,429	—	(18,407)
Equity earnings in subsidiaries	(34,135)	—	—	34,135	—

Net income (loss)	$(18,407)	$27,706	$6,429	$(34,135)	$(18,407)

	Year Ended December 31, 2000
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$708,808	$59,906	$(6,475)	$762,239
Total cost of services	—	564,213	49,841	(6,475)	607,579

Total gross profit	—	144,595	10,065	—	154,660

General and administrative expenses	425	60,390	5,676	—	66,491
Amortization of intangibles	—	13,466	1,162	—	14,628

Operating income (loss)	(425)	70,739	3,227	—	73,541

Interest expense, net	68,429	(206)	(239)	—	67,984
Loss on change in fair value of hedging arrangements	9,586	—	—	—	9,586
Loss of acquired affiliate, net of tax	—	262	—	—	262
Other, net	(40)	(1,891)	—	—	(1,931)

Income (loss) before income taxes	(78,400)	72,574	3,466	—	(2,360)
Provision (benefit) for income taxes	(27,440)	31,802	—	—	4,362

Income (loss) before cumulative effect of accounting change and equity earnings	(50,960)	40,772	3,466	—	(6,722)
Cumulative effect of accounting change, net of tax	—	2,817	—	—	2,817

Income (loss) before equity earnings	(50,960)	37,955	3,466	—	(9,539)
Equity earnings in subsidiaries	(41,421)	—	—	41,421	—

Net income (loss)	$(9,539)	$37,955	$3,466	$(41,421)	$(9,539)

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows:

	Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(37,905)	$83,691	$10,180	$—	$55,966

Investing Activities:
Purchases of property, equipment and other assets	—	(34,362)	(712)	—	(35,074)
Acquisitions, net of cash acquired	—	(1,726)	—	—	(1,726)
Proceeds from the licensing of internally developed software	—	515	—	—	515

Net cash used in investing activities	—	(35,573)	(712)	—	(36,285)

Financing Activities:
Proceeds from issuance of common stock to parent	52,955	—	—	—	52,955
Contribution from issuance of common stock by parent	25,370	—	—	—	25,370
Proceeds from the issuance of short-term and long-term debt	—	3,960	—	—	3,960
Payment of deferred financing costs	(3,321)	—	—	—	(3,321)
Borrowings (payments) under the revolving credit facilities, net	(6,000)	—	—	—	(6,000)
Repayments of short-term and long-term debt	(76,185)	(4,430)	—	—	(80,615)
Distributions to minority interests	—	(1,935)	—	—	(1,935)
Other	(43)	—	—	—	(43)
Intercompany, net	45,129	(45,669)	540	—	—
Receipt (payment) of equity distributions	—	7,294	(7,294)	—	—

Net cash provided by (used in) financing activities	37,905	(40,780)	(6,754)	—	(9,629)

Net Increase in Cash and Cash Equivalents	—	7,338	2,714	—	10,052
Cash and Cash Equivalents, beginning of year	—	5,722	3,228	—	8,950

Cash and Cash Equivalents, end of year	$—	$13,060	$5,942	$—	$19,002

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(99,105)	$168,245	$10,311	$—	$79,451

Investing Activities:
Purchases of property, equipment and other assets	—	(44,259)	(1,578)	—	(45,837)
Acquisitions, net of cash acquired	—	(105,460)	(1,714)	—	(107,174)
Proceeds from the licensing of internally developed software	—	1,103	—	—	1,103

Net cash used in investing activities	—	(148,616)	(3,292)	—	(151,908)

Financing Activities:
Contribution from issuance of common stock by parent	49,746	—	—	—	49,746
Borrowings (payments) under revolving credit facilities, net	6,000	—	—	—	6,000
Repayments of short-term and long-term debt	(4,701)	(330)	(106)	—	(5,137)
Distributions to minority interests	—	(2,284)	—	—	(2,284)
Contribution from primary shareholder	12,865	—	—	—	12,865
Contribution from minority interest	—	5,135	—	—	5,135
Intercompany, net	35,195	(34,695)	(500)	—	—
Receipt (payment) of equity distributions	—	7,100	(7,100)	—	—

Net cash provided by (used in) financing activities	99,105	(25,074)	(7,706)	—	66,325

Net Increase (Decrease) in Cash and Cash Equivalents	—	(5,445)	(687)	—	(6,132)
Cash and Cash Equivalents, beginning of year	—	11,167	3,915	—	15,082

Cash and Cash Equivalents, end of year	$—	$5,722	$3,228	$—	$8,950

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2000
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(28,412)	$63,722	$856	$—	$36,166

Investing Activities:
Purchases of property, equipment and other assets	—	(30,092)	(1,952)	—	(32,044)
Acquisitions, net of cash acquired	—	(9,737)	—	—	(9,737)
Proceeds from the licensing of internally developed software	—	1,625	—	—	1,625
Proceeds from sales of property and equipment and other	—	400	—	—	400

Net cash used in investing activities	—	(37,804)	(1,952)	—	(39,756)

Financing Activities:
Proceeds from the issuance of short-term and long-term debt	—	658	106	—	764
Payment of deferred financing costs	—	(1,681)	—	—	(1,681)
Borrowings (payments) under revolving credit facilities, net	(4,000)	—	—	—	(4,000)
Repayments of short-term and long-term debt	(2,812)	(329)	—	—	(3,141)
Contribution from primary shareholder	7,654	—	—	—	7,654
Contribution from minority interest	—	4,846	—	—	4,846
Intercompany, net	27,570	(26,777)	(793)	—	—
Distributions to minority interests	—	—	(141)	—	(141)

Net cash provided by (used in) financing activities	28,412	(23,283)	(828)	—	4,301

Net Increase (Decrease) in Cash and Cash Equivalents	—	2,635	(1,924)	—	711
Cash and Cash Equivalents, beginning of year	—	8,532	5,839	—	14,371

Cash and Cash Equivalents, end of year	$—	$11,167	$3,915	$—	$15,082

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Restatement of Financial Statements

In connection with the preparation of its 2003 financial statements, the Company determined that, due to its 2002 adoption of SFAS 142, the deferred income tax liabilities related to goodwill amortization expense will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred income tax assets. Accordingly, the Company determined that an adjustment to record additional income tax expense was necessary in order to increase its deferred income tax asset valuation allowance. The implementation of these adjustments resulted in increases in the Company’s deferred income tax asset valuation allowance and its provision for income taxes by $6.1 million for 2002. These non-cash adjustments did not affect revenue, operating income, operating cash flow, taxes payable or net operating loss carry-forwards.

Supplemental Schedule II

CONCENTRA OPERATING CORPORATION

Valuation and Qualifying Accounts

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	Beginning Balance	Charged To Income	Acquisitions	Net Deductions From Reserves	Ending Balance
Bad Debt Allowances
2000	$7,420	$10,078	$1,688	$11,330	$7,856
2001	7,856	12,684	2,190	13,397	9,333
2002	9,333	15,925	787	12,784	13,261
Contractual Allowances
2000	$21,100	$41,924	$570	$46,557	$17,037
2001	17,037	35,941	3,351	35,954	20,375
2002	20,375	53,737	305	45,505	28,912

Unusual charge breakout by major category was as follows:

	Professional Fees	Facility Consolidations	Personnel Related	Other	Total
Balance, December 31, 1999	$954	$3,555	$152	$2,030	$6,691

2000 Usage:
First Quarter 1998 Charge	(2)	(175)	—	(2)	(179)
Fourth Quarter 1998 Charge	—	(494)	(49)	(184)	(727)
Third Quarter 1999 Charge	(949)	(708)	(140)	(163)	(1,960)
Third Quarter 1999 Charge - Change in Estimates	100	(499)	90	309	—

Total 2000 Usage	(851)	(1,876)	(99)	(40)	(2,866)

Balance, December 31, 2000	103	1,679	53	1,990	3,825

2001 Provision:
Fourth Quarter 2001 Accrual	716	4,115	1,892	—	6,723

2001 Usage:
First Quarter 1998 Charge	—	(51)	—	(70)	(121)
Fourth Quarter 1998 Charge	—	(388)	—	(567)	(955)
Third Quarter 1999 Charge	(45)	(375)	—	(33)	(453)
Fourth Quarter 2001 Accrual	(688)	(226)	(136)	—	(1,050)

Total 2001 Usage	(733)	(1,040)	(136)	(670)	(2,579)

Balance, December 31, 2001	86	4,754	1,809	1,320	7,969

2002 Provision:
Fourth Quarter 2002 Accrual	304	100	50	—	454

2002 Usage:
First Quarter 1998 Charge	—	(27)	—	—	(27)
First Quarter 1998 Charge – Change in Estimates	(23)	(83)	—	—	(106)
Fourth Quarter 1998 Charge	—	(284)	—	—	(284)
Fourth Quarter 1998 Charge – Change in Estimates	—	(221)	(53)	(1,226)	(1,500)
Third Quarter 1999 Charge	—	(147)	—	—	(147)
Third Quarter 1999 Charge – Change in Estimates	(5)	(64)	—	(71)	(140)
Fourth Quarter 2001 Accrual	(183)	(2,715)	(1,402)	—	(4,300)
Fourth Quarter 2001 Accrual – Change in Estimates	155	156	310	—	621
Fourth Quarter 2002 Accrual	(304)	—	—	—	(304)

Total 2002 Usage	(360)	(3,385)	(1,145)	(1,297)	(6,187)

Balance, December 31, 2002	$30	$1,469	$714	$23	$2,236

S-1

INDEX TO EXHIBITS

INCORPORATION BY REFERENCE

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization dated August 29, 1997, by and among CRA Managed Care, Inc., OccuSystems, Inc., and Concentra Inc., formerly known as Concentra Managed Care, Inc. (incorporated by reference as Exhibit 2.1 to Concentra Holding’s Annual Report on Form 10-K for the year ended December 31, 1997).

2.2	Agreement and Plan of Merger dated February 24, 1998, by and among Concentra Holding and Preferred Payment Systems, Inc. (incorporated by reference to Exhibit 2.2 to Concentra Holding’s Annual Report on Form 10-K for the year ended December 31, 1997).

2.3	Agreement and Plan of Merger dated March 2, 1999, by and between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding’s Current Report on Form 8-K filed on March 3,1999).

2.4	Amended and Restated Agreement and Plan of Merger dated March 24, 1999, by and between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding’s Current Report on Form 8-K filed on July 14, 1999).

2.5	Agreement and Plan of Merger dated as of November 2, 2001, by and among Concentra Holding, NHR Acquisition Company, Inc., and National Healthcare Resources, Inc. (incorporated by reference to Exhibit 2.5 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

*3.1	Articles of Incorporation of Concentra Operating.

*3.2	Amended and Restated By-Laws of Concentra Operating.

3.3	Amended and Restated By-Laws of Concentra Operating, as further amended June 20, 2002 (incorporated by reference to Exhibit 3.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*4.1	Indenture dated as of August 17, 1999, by and between Concentra Operating and United States Trust Company of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating.

4.2	Supplemental Indenture dated as of November 5, 2001, among Concentra Operating, HealthNetwork Systems LLC, Medical Network Systems LLC, and The Bank of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating (incorporated by reference to Exhibit 4.2 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.3	Supplemental Indenture dated as of November 20, 2001, among Concentra Operating, National Healthcare Resources, Inc., and The Bank of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating (incorporated by reference to Exhibit 4.3 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

*4.4	Indenture dated as of August 17, 1999, by and between Concentra Holding and United States Trust Company of New York, as Trustee, relating to the 14% Senior Discount Debentures due 2010.

4.5	Supplemental Indenture dated as of June 25, 2002 (incorporated by reference to Exhibit 4.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*4.6	Warrant Agreement dated as of August 17, 1999, by and among Concentra Holding and the several persons named on Schedule I thereto.

4.7	Amendment No. 1 to Warrant Agreement dated as of November 1, 2001, by and among Concentra Holding and the several warrant holders that are signatories thereto (incorporated by reference to Exhibit 4.6 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.8	Form of 13% Series B Senior Subordinated Notes due 2009 of Concentra Operating (included as an exhibit to Exhibit 4.1).

4.9	Form of 14% Senior Discount Debentures due 2010 of Concentra Holding (included as an exhibit to Exhibit 4.4).

4.10	Form of Warrant to acquire Concentra Holding common stock (included as an exhibit to Exhibit 4.6).

*4.11	Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Operating, the Guarantors set forth on the signature pages thereof, and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and Fleet Securities, Inc., as initial purchasers.

4.12	Warrant Agreement dated as of November 1, 2001, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.11 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.13	Form of Warrant to acquire Concentra Holding common stock (included as an exhibit to Exhibit 4.12).

*4.14	Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Holding and the persons named in Schedules I and II thereto.

4.15	Amendment No. 1 to Registration Rights Agreement dated as of November 1, 2001, by and among Concentra Holding and the persons named in Schedules I and II thereto (incorporated by reference to Exhibit 4.14 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.16	Amendment No. 2 to Registration Rights Agreement dated as of November 5, 2001, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.15 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.17	Amendment No. 3 to Registration Rights Agreement dated as of November 20, 2002, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.17 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.18	Amendment No. 4 to Registration Rights Agreement dated as of December 1, 2002, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.18 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.19	Bridge Loan Agreement dated as of June 25, 2002 by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.20	Waiver No. 1 to Bridge Loan Agreement dated as of October 23, 2002 by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 4.20 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.1	Purchase Agreement dated August 17, 1999, by and among Concentra Operating, the Guarantors set forth on the signature pages thereof, and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and Fleet Securities, Inc., as initial purchasers, relating to the issuance and sale of $190,000,000 aggregate principal amount of Concentra Operating’s 13% Senior Subordinated Notes due 2009, Series A.

10.2	Securities Purchase Agreement dated November 1, 2001, by and among Concentra Holding and the several purchasers named on Schedule I thereto, relating to the issuance and sale of 2,266,546 shares of Concentra Holding common stock and warrants to purchase 771,277 shares of Concentra Holding common stock (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.3	Credit Agreement dated as of August 17, 1999, by and among Concentra Holding, Concentra Operating, the Several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as Co-Documentation Agents, and DLJ Capital Funding, Inc., as Syndication Agent (the “Credit Agreement”).

10.4	Amended and Restated Credit Agreement dated as of March 21, 2000, by and among Concentra Holding, Concentra Operating, the Several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as co-Documentation Agents and DLJ Capital Funding, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.5	First Amendment and Waiver dated as of October 18, 2001 to the Amended and Restated Credit Agreement, dated as of March 21, 2000, by and among Concentra Holding, Concentra Operating, the Several Lenders from time to time parties to the Credit Agreement, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston and Fleet National Bank, as co-Documentation Agents and Credit Suisse First Boston, successor to DLJ Capital Funding, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.5 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.6	Second Amendment and Waiver dated as of June 14, 2002 to the Amended and Restated Credit Agreement, dated as of March 21, 2000, among Concentra Holding, Concentra Operating, the several Lenders from time to time parties to the Credit Agreement, JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent, Fleet National Bank, as documentation agent and Credit Suisse First Boston, as syndication agent (incorporated by reference to Exhibit 10.2 to Concentra Operating’s quarterly report on Form 10-Q for the period ended June 30, 2002).

10.7	Third Amendment dated as of November 20, 2002 to the Amended and Restated Credit Agreement dated as of March 21, 2000 by and among Concentra Holding, Concentra Operating the Lenders from time to time parties to the Credit Agreement, JPMorgan Chase Bank, as Administrative Agent, Fleet National Bank, as Documentation Agent, and Credit Suisse First Boston, as Syndication Agent (incorporated by reference to Exhibit 10.7 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.8	Purchase Agreement dated August 17, 1999, by and among Concentra Holding and the several persons named on Schedule I thereto, relating to the issuance and sale of $110,000,000 aggregate face amount of Concentra Holding’s 14% Senior Discount Debentures due 2010 and Warrants to acquire Concentra Holding common stock.

^*10.9	Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan.

^10.10	Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan as Amended Through June 20, 2002 (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

^10.11	Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan as Amended Through September 24, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

^10.12	Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Appendix G to the Joint Proxy Statement/Prospectus forming a part of Concentra Holding’s Registration Statement on Form S-4 filed on July 31, 1997).

^*10.13	Employment Agreement dated as of August 17, 1999, between Concentra Holding and James M. Greenwood.

^*10.14	Employment Agreement dated as of August 17, 1999, between Concentra Holding and Richard A. Parr II.

^*10.15	Employment Agreement dated as of August 17, 1999, between Concentra Holding and Daniel J. Thomas.

^*10.16	Employment Agreement dated as of August 17, 1999, between Concentra Holding and Thomas E. Kiraly.

^10.17	Employment Agreement dated as of December 4, 2000, between Concentra Holding and William H. Comte (incorporated by reference to Exhibit 10.16 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2000).

^10.18	Employment Agreement dated as of August 5, 2002 between Concentra Holding and Frederick C. Dunlap (incorporated by reference to Exhibit 10.4 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.19	Indemnification Agreement dated as of September 17, 1997, between Concentra Holding and Daniel J. Thomas (identical agreements were executed as of September 17, 1997, between Concentra Holding and each of the following: Joseph F. Pesce, Richard A. Parr II, James M. Greenwood, W. Tom Fogarty, Kenneth Loffredo, Mitchell T. Rabkin, George H. Conrades, Robert A. Ortenzio, Lois E. Silverman, Paul B. Queally, John K. Carlyle) (incorporated by reference to Exhibit 10.17 to Concentra Holding’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.20	Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between Concentra Health Services, Inc. (formerly OccuCenters, Inc.) (“CHS”) and Occupational Health Centers of Southwest, P.A., a Texas professional association (incorporated by reference to Exhibit 10.6 to OccuSystems’ Annual Report on Form 10-K for the year ended December 31, 1995).

10.21	Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between CHS and Occupational Health Centers of Southwest, P.A., an Arizona professional association (incorporated by reference to Exhibit 10.7 to OccuSystems’ Annual Report on Form 10-K for the year ended December 31, 1995).

10.22	Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between CHS and Occupational Health Centers of New Jersey, a New Jersey professional association (incorporated by reference to Exhibit 10.8 to OccuSystems’ Registration Statement on Form S-1 filed on March 28, 1996).

10.23	Interim Administrative Services Agreement dated September 28, 2000, by and between CHS and Em3 Corporation, formerly known as DevCorp Systems, Inc. (incorporated by reference to Exhibit 10.20 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.24	Amendment No. 1 to Interim Administrative Services Agreement dated as of July 1, 2001, by and between CHS and Em3 Corporation (incorporated by reference to Exhibit 10.21 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.25	Interim Software License Agreement dated October 1, 2000, by and among CHS, First Notice Systems, Inc. (“FNS”), and Em3 Corporation (incorporated by reference to Exhibit 10.22 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.26	Amendment No. 1 to Interim Software License Agreement dated July 1, 2001, by and among CHS, FNS and Em3 Corporation (incorporated by reference to Exhibit 10.23 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.27	Administrative Services Agreement dated October 1, 2000, by and between CHS and OccMed Systems, Inc., formerly known as Concentra Development Corporation 2000 (incorporated by reference to Exhibit 10.24 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.28	Stockholders Agreement dated as of August 17, 1999, by and among Concentra Holding and the several persons named in Schedules I and II thereto.

10.29	Amendment No. 1 to Stockholders Agreement dated as of November 1, 2001, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.26 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.30	Amendment No. 2 to Stockholders Agreement dated as of November 20, 2002, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.30 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.31	Amendment No. 3 to Stockholders Agreement dated as of December 1, 2002, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.31 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.32	Stockholders Agreement dated as of November 20, 2001, by and among Concentra Holding, Welsh, Carson, Anderson & Stowe VIII, L.P., certain holders of common stock and warrants to purchase common stock of Concentra Holding, certain stockholders of National Healthcare Resources, Inc., and Ferrer Freeman and Company, LLC, formerly known as Ferrer, Freeman, Thompson & Co., LLC (incorporated by reference to Exhibit 10.27 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.33	Asset Purchase Agreement among Concentra Holding, Concentra Operating and Em3 Corporation dated as of December 1, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on December 13, 2002).

21.1	Subsidiaries of Concentra Operating (incorporated by reference to Exhibit 21.1 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

**31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).

**31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrants’ Registration Statement on Form S-4, initially filed on November 12, 1999.
**	Filed herewith.
^	Indicates that Exhibit is a management contract or compensatory plan or arrangement.