Form 10-Q/A
period 2003-03-31
CONCENTRA OPERATING CORP
filed 2004-03-25
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Concentra Operating Corporation (the “Company”) hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 that was filed with the Securities and Exchange Commission on May 13, 2003 in order to restate its quarterly results to reflect certain non-cash deferred income tax adjustments. In connection with the preparation of its 2003 financial statements, the Company determined that, due to its 2002 adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the deferred income tax liabilities related to goodwill amortization expense will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred income tax assets. Accordingly, the Company determined that an adjustment to record additional income tax expense was necessary in order to increase its deferred income tax asset valuation allowance in its financial statements, as presented in the 2002 Form 10-K and the Form 10-Q’s as filed for the quarterly periods of 2003. The implementation of these adjustments resulted in increases in the Company’s deferred income tax asset valuation allowance and its provision for income taxes by $6.1 million for 2002 and by $0.6 million, $0.3 million and $3.6 million for the first three quarters of 2003, respectively. These non-cash adjustments did not affect revenue, operating income, taxes payable or net operating loss carry-forwards. Changes related to these adjustments have been made in the following parts of the Form 10-Q:

Item 1. Financial	Statements; and

Item 2. Management’s	Discussion and Analysis of Financial Condition and Results Operations.

Additionally, the Company hereby further amends its Form 10-Q for the quarter ended March 31, 2003, in order to reclassify certain cash distributions made to minority interest holders as reflected in its Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002. The Company’s cash distributions to minority interest holders have been reclassified from cash used by operating activities to cash used in financing activities. This reclassification resulted in an increase in net cash provided by operating activities and a decrease in net cash used in financing activities of $1.1 million and $0.2 million for the three months ended March 31, 2003 and 2002, respectively.

Please note that the information contained in this Form 10-Q/A, including the financial statements and the notes thereto, does not reflect events occurring subsequent to the original filing date of the original Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, except as described above. Such events include, among others, the events described in our quarterly report on Form 10-Q for the period ending June 30, 2003 and the events subsequently described in our current reports on Form 8-K. The Company therefore recommends that this report be read in conjunction with the Company’s reports filed subsequent to the original filing date. The filing of this Form 10-Q/A shall not be deemed an admission that the original Form 10-Q, when filed, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

CONCENTRA OPERATING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONCENTRA OPERATING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003	December 31, 2002
	(Unaudited) (Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$9,338	$19,002
Accounts receivable, net	174,573	167,561
Prepaid expenses and other current assets	31,171	27,770

Total current assets	215,082	214,333
Property and equipment, net	132,673	134,981
Goodwill and other intangible assets, net	484,865	486,231
Other assets	14,486	15,146

Total assets	$847,106	$850,691

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$—	$—
Current portion of long-term debt	5,116	3,825
Accounts payable and accrued expenses	97,449	108,049

Total current liabilities	102,565	111,874
Long-term debt, net	475,075	476,001
Deferred income taxes and other liabilities	60,119	58,628
Fair value of hedging arrangements	31,285	33,472

Total liabilities	669,044	679,975
Stockholder’s equity:
Common stock	—	—
Paid-in capital	311,437	311,077
Retained deficit	(133,375)	(140,361)

Total stockholder’s equity	178,062	170,716

Total liabilities and stockholder’s equity	$847,106	$850,691

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2003	2002
	(Restated)
Revenue:
Health Services	$118,521	$103,297
Network Services	61,730	57,229
Care Management Services	71,900	79,475

Total revenue	252,151	240,001

Cost of Services:
Health Services	101,373	98,567
Network Services	34,767	33,551
Care Management Services	63,666	67,372

Total cost of services	199,806	199,490

Total gross profit	52,345	40,511

General and administrative expenses	28,538	22,498
Amortization of intangibles	1,035	932

Operating income	22,772	17,081

Interest expense, net	14,544	16,434
Gain on change in fair value of hedging arrangements	(2,187)	(5,190)
Other, net	647	(688)

Income before income taxes	9,768	6,525
Provision for income taxes	2,895	3,569

Net income	$6,873	$2,956

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2003	2002
	(Restated)	(Restated)

Operating Activities:
Net income	$6,873	$2,956
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	11,194	10,310
Amortization of intangibles	1,035	932
Gain on change in fair value of hedging arrangements	(2,187)	(5,190)
Write-off of fixed assets	(258)	13
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(7,012)	4,814
Prepaid expenses and other assets	(2,741)	91
Accounts payable and accrued expenses	(7,552)	(20,446)

Net cash used in operating activities	(648)	(6,520)

Investing Activities:
Acquisitions, net of cash acquired	—	(1,800)
Proceeds from the licensing of internally-developed software	—	515
Purchases of property, equipment and other assets	(7,154)	(9,592)

Net cash used in investing activities	(7,154)	(10,877)

Financing Activities:
Borrowings under revolving credit facilities, net	—	15,500
Contribution from issuance of common stock by parent	242	162
Repayments of debt	(2,490)	(133)
Distributions to minority interests	(1,114)	(243)
Proceeds from the issuance of debt	1,500	1,500
Other	—	(8)

Net cash provided by (used in) financing activities	(1,862)	16,778

Net Decrease in Cash and Cash Equivalents	(9,664)	(619)

Cash and Cash Equivalents, beginning of period	19,002	8,950

Cash and Cash Equivalents, end of period	$9,338	$8,331

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$18,240	$21,749
Income taxes paid, net	$594	$680

Noncash Investing and Financing Activities:
Capital lease obligations	$1,355	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

NOT ES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Additionally, the Company has reclassified certain cash distributions made to minority interest holders as reflected in the Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002. The Company’s cash distributions to minority interest holders have been reclassified from cash used by operating activities to cash used in financing activities. This reclassification resulted in an increase in net cash provided by operating activities and a decrease in net cash used in financing activities in the amount of $1.1 million and $0.2 million for the three months ended March 31, 2003 and 2002, respectively.

(2) Stock Based Compensation Plans (Restated)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period. Had compensation cost for these plans been determined consistent with SFAS 123, the Company’s net income would have been decreased to the following supplemental pro forma net income amounts (in thousands):

	Three Months Ended March 31,
	2003	2002
Net income:
As reported	$6,873	$2,956
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,112)	(893)

Supplemental pro forma	$5,761	$2,063

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

(4) Goodwill and Other Intangible Assets (Restated)

The net carrying value of goodwill and other intangible assets is comprised of the following (in thousands):

	March 31, 2003	December 31, 2002
Amortized intangible assets, gross:
Customer contracts	$6,190	$6,190
Covenants not to compete	4,305	4,305
Customer lists	3,420	3,420
Servicing contracts	3,293	3,293
Licensing and royalty agreements	285	285

	17,493	17,493
Accumulated amortization of amortized intangible assets:
Customer contracts	(2,163)	(1,770)
Covenants not to compete	(1,714)	(1,411)
Customer lists	(2,661)	(2,430)
Servicing contracts	(467)	(384)
Licensing and royalty agreements	(149)	(123)

	(7,154)	(6,118)

Amortized intangible assets, net	10,339	11,375

Non-amortized intangible assets:
Goodwill	474,372	474,702
Trademarks	154	154

	$484,865	$486,231

The change in the net carrying amount of amortized intangible assets is due to amortization.

The net carrying value of goodwill by operating segment is as follows (in thousands):

	March 31, 2003	December 31, 2002
Health Services	$243,396	$243,726
Network Services	184,902	184,902
Care Management Services	46,074	46,074

	$474,372	$474,702

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The gross carrying amount of goodwill decreased by $0.3 million related to the reclass of the deferred income tax valuation allowance associated with the net operating losses of an acquired company.

Amortization expense for intangible assets with finite lives was $1.0 million and $0.9 million for the three months ended March 31, 2003 and 2002, respectively. Estimated amortization expense on intangible assets with finite lives for the five succeeding fiscal years ending December 31 is as follows (in thousands):

2003	$3,912
2004	3,293
2005	2,031
2006	483
2007	393

(5)	Revolving Credit Facility and Long-Term Debt

The Company’s long-term debt as of March 31, 2003, and December 31, 2002, consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002
Term Facilities:
Tranche B due 2006	$224,044	$224,626
Tranche C due 2007	112,023	112,314
13.0% Senior Subordinated Notes due 2009	142,500	142,500
Other	1,624	386

	480,191	479,826
Less: Current maturities	(5,116)	(3,825)

Long-term debt, net	$475,075	$476,001

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

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

(8) Segment Information (Restated)

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

The Company’s unaudited financial data on a segment basis was as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Revenue:
Health Services	$118,521	$103,297
Network Services	61,730	57,229
Care Management Services	71,900	79,475

	252,151	240,001
Gross profit:
Health Services	17,148	4,730
Network Services	26,963	23,678
Care Management Services	8,234	12,103

	52,345	40,511
Operating income (loss):
Health Services	10,166	(1,266)
Network Services	17,563	16,462
Care Management Services	1,827	6,834
Corporate general and administrative expenses	(6,784)	(4,949)

	22,772	17,081
Interest expense, net	14,544	16,434
Gain on change in fair value of hedging arrangements	(2,187)	(5,190)
Other, net	647	(688)

Income before income taxes	9,768	6,525
Provision for income taxes	2,895	3,569

Net income	$6,873	$2,956

(9) Restatement of Financial Statements

In connection with the preparation of its 2003 financial statements, the Company determined that, due to its 2002 adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the deferred income tax liabilities related to goodwill amortization expense will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred income tax assets. Accordingly, the Company determined that an adjustment to record additional income tax expense was necessary in order to increase its deferred income tax asset valuation allowance. The implementation of these adjustments resulted in increases in the Company’s deferred income tax asset valuation allowance and its provision for income taxes by $0.6 million for the three months ended March 31, 2003. This non-cash adjustment did not affect revenue, operating income, taxes payable or net operating loss carry-forwards.

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

Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, we can give no assurance that we will achieve these plans, intentions and expectations. Any or all forward-looking statements in this report may turn out to be wrong. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we currently believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in our Form 10-K/A for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

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

The following table provides certain information concerning our occupational healthcare centers:

	Three Months Ended March 31, 2003	Year Ended December 31,
		2002	2001
Centers at the end of the period(1)	245	244	244
Centers acquired during the period(2)	—	3	15
Centers developed during the period	1	1	12

(1)	Does not include the assets of the centers that were acquired and subsequently divested or consolidated into existing centers during the period.
(2)	Represents centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers during the period. We acquired four centers and twelve centers that were subsequently consolidated into existing centers during the years ended December 31, 2002 and 2001, respectively. We did not acquire any centers during the three months ended March 31, 2003.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

The following tables provides the results of operations for three months ended March 31, 2003 and 2002 ($ in millions):

	Three Months Ended		Change
	March 31, 2003	March 31, 2002	$	%
Revenue:
Health Services	$118.5	$103.3	$15.2	14.7%
Network Services	61.8	57.2	4.6	7.9%
Care Management Services	71.9	79.5	(7.6)	(9.5%)

Total revenue	$252.2	$240.0	$12.2	5.1%
Cost of services:
Health Services	$101.4	$98.6	$2.8	2.8%
Network Services	34.8	33.5	1.3	3.6%
Care Management Services	63.6	67.4	(3.8)	(5.5%)

Total cost of services	$199.8	$199.5	$0.3	0.2%
Gross profit:
Health Services	$17.1	$4.7	$12.4	262.5%
Network Services	27.0	23.7	3.3	13.9%
Care Management Services	8.2	12.1	(3.9)	(32.0%)

Total gross profit	$52.3	$40.5	$11.8	29.2%
Gross profit margin:
Health Services	14.5%	4.6%		9.9%
Network Services	43.7%	41.4%		2.3%
Care Management Services	11.5%	15.2%		(3.7%)

Total gross profit margin	20.8%	16.9%		3.9%

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

Provision for Income Taxes

We recorded tax provisions of $2.9 million and $3.6 million in the first quarters of 2003 and 2002, which reflected effective tax rates of 29.6% and 54.7%, respectively. The effective rate differed from the statutory rate primarily due to the impact of state income taxes and the deferred income tax valuation allowance. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate in 2003. Due to our recent operating history and other factors, we have established a valuation allowance for certain of our deferred tax assets. To the extent that we achieve consistent levels of profitability in future periods, we may receive future benefits in our income tax provision associated with the reduction of these valuation allowances.

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

Liquidity and Capital Resources

Cash Flows from Operating Activities. Cash flows from operating activities used $0.6 million and $6.5 million for the three months ended March 31, 2003 and 2002, respectively. The increase in cash flows from operating activities in the first quarter of 2003 as compared to the first quarter of 2002 was primarily a result of increased operating income and a decreased reduction in accounts payable and accrued liabilities, partially offset by increased accounts receivable and prepaid expenses and other assets. During the first quarter of 2003, $17.3 million of cash was used by changes in working capital, related to increased accounts receivable of $7.0 million, increased prepaid expenses and other assets of $2.7 million and decreased accounts payable and accrued expenses of $7.6 million. The increase in accounts receivable primarily relates to increases in revenue in the first quarter of 2003. Accounts payable and accrued expenses decreased due to the timing of certain payments, including payment of accrued interest on our debt. During the first quarter of 2002, $15.5 million of cash was used by changes in working capital, primarily related to a decrease in accounts payable and accrued expenses of $20.4 million, partially offset by decreases in accounts receivable of $4.8 million. Accounts payable and accrued expenses decreased primarily due to the timing of certain payments, including the payment of accrued interest on our debt and payroll-related items. The first quarter 2002 decrease in net accounts receivable primarily relates to a $7.1 million net adjustment to increase contractual and bad debt allowances, partially offset by increases in accounts receivable due to revenue growth. The 2002 adjustment was a result of the change in accounting estimate for accounts receivable reserves discussed earlier.

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

Cash Flows from Financing Activities. Cash flows used in financing activities in the first quarter of 2003 of $1.9 million were primarily due to payments on debt of $2.5 million and distributions to minority interests of $1.1 million, partially offset by $1.5 million in proceeds from a capital lease. In February 2003, we entered into a five-year capital lease for software. We paid $1.5 million at the lease execution, with the remaining payment due in one year. Additionally, we paid $1.0 million of long-term debt in the first quarter of 2003. Cash flows provided by financing activities in the first quarter of 2002 of $16.8 million were primarily due to $15.5 million in borrowings under our revolving credit facility and $1.5 million in proceeds from the issuance of short-term debt, partially offset by $0.2 million of distributions to minority interests.

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

Based on their evaluation as of a date within 90 days of the filing date of this quarterly report on Form 10-Q/A, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act) are effective in timely providing them with material information required to be disclosed by the Company in its filings under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls since the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description
31.1**	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2**	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith

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

CONCENTRA OPERATING CORPORATION

March 25, 2004	By:	/s/ Thomas E. Kiraly

Thomas E. Kiraly Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1**	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2**	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith