Form 10-Q/A
period 2003-06-30
CONCENTRA OPERATING CORP
filed 2004-03-25
CIK 1098690

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

EXPLANATORY NOTE

Concentra Operating Corporation (the “Company”) hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, that was filed with the Securities and Exchange Commission on August 4, 2003 in order to restate its quarterly results to reflect certain non-cash deferred income tax adjustments. In connection with the preparation of its 2003 financial statements, the Company determined that, due to its 2002 adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the deferred income tax liabilities related to goodwill amortization expense will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred income tax assets. Accordingly, the Company determined that an adjustment to record additional income tax expense was necessary in order to increase its deferred income tax asset valuation allowance in its financial statements, as presented in the 2002 Form 10-K and the Form 10-Q’s as filed for the quarterly periods of 2003. The implementation of these adjustments resulted in increases in both the Company’s deferred income tax asset valuation allowance and its provision for income taxes by $6.1 million for 2002 and by $0.6 million, $0.3 million and $3.6 million for the first three quarters of 2003, respectively. These non-cash adjustments did not affect revenue, operating income, taxes payable or net operating loss carry-forwards. Changes related to these adjustments have been made in the following parts of the Form 10-Q:

Item 1. Financial Statements; and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Operations.

Additionally, the Company hereby further amends its Form 10-Q for the quarter ended June 30, 2003, that was filed with the Securities and Exchange Commission on August 4, 2003 in order to reclassify certain cash payments to minority interest holders as reflected in its Consolidated Statements of Cash Flows and the Condensed Consolidating Statements of Cash Flows (included in Note 10) for the six months ended June 30, 2003 and 2002. The Company’s cash distributions to minority interest holders have been reclassified from cash used by operating activities to cash used in financing activities. This reclassification resulted in an increase in net cash provided by operating activities and a decrease in net cash used in financing activities in the amount of $1.2 million and $0.5 million for the six months ended June 30, 2003 and 2002, respectively.

Please note that the information contained in this Form 10-Q/A, including the financial statements and the notes thereto, does not reflect events occurring subsequent to the original filing date of the original Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, except as described above. Such events include, among others, the events described in our quarterly report on Form 10-Q for the quarter ending September 30, 2003 and the events described in our current reports on Form 8-K. The Company therefore recommends that this report be read in conjunction with the Company’s reports filed subsequent to the original filing date. The filing of this Form 10-Q/A shall not be deemed an admission that the original Form 10-Q, when filed, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

CONCENTRA OPERATING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONCENTRA OPERATING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited) (Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$35,979	$19,002
Accounts receivable, net	175,173	167,561
Prepaid expenses and other current assets	34,112	27,770

Total current assets	245,264	214,333

Property and equipment, net	128,585	134,981
Goodwill and other intangible assets, net	486,493	486,231
Other assets	13,786	15,146

Total assets	$874,128	$850,691

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$—	$—
Current portion of long-term debt	5,065	3,825
Accounts payable and accrued expenses	111,677	108,049

Total current liabilities	116,742	111,874

Long-term debt, net	474,202	476,001
Deferred income taxes and other liabilities	63,545	58,628
Fair value of hedging arrangements	29,059	33,472

Total liabilities	683,548	679,975
Stockholder’s equity:
Common stock	—	—
Paid-in capital	311,456	311,077
Retained deficit	(120,876)	(140,361)

Total stockholder’s equity	190,580	170,716

Total liabilities and stockholder’s equity	$874,128	$850,691

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Restated)		(Restated)
Revenue:
Health Services	$126,435	$123,429	$244,956	$226,726
Network Services	61,781	56,260	123,511	113,489
Care Management Services	72,061	74,470	143,961	153,945

Total revenue	260,277	254,159	512,428	494,160

Cost of Services:
Health Services	100,977	99,545	202,350	198,112
Network Services	36,264	35,437	71,031	68,988
Care Management Services	63,572	66,659	127,238	134,031

Total cost of services	200,813	201,641	400,619	401,131

Total gross profit	59,464	52,518	111,809	93,029

General and administrative expenses	29,516	27,127	58,054	49,625
Amortization of intangibles	967	931	2,002	1,863

Operating income	28,981	24,460	51,753	41,541

Interest expense, net	14,610	16,614	29,154	33,048
(Gain) loss on change in fair value of hedging arrangements	(2,226)	6,374	(4,413)	1,184
Other, net	736	(623)	1,383	(1,311)

Income before income taxes	15,861	2,095	25,629	8,620
Provision for income taxes	3,464	1,418	6,359	4,987

Net income	$12,397	$677	$19,270	$3,633

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2003	2002
	(Restated)	(Restated)
Operating Activities:
Net income	$19,270	$3,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	22,895	20,678
Amortization of intangibles	2,002	1,863
(Gain) loss on change in fair value of hedging arrangements	(4,413)	1,184
Write-off of fixed assets	(33)	83
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(7,290)	1,781
Prepaid expenses and other assets	(4,943)	(1,471)
Accounts payable and accrued expenses	10,609	(19,243)

Net cash provided by operating activities	38,097	8,508

Investing Activities:
Purchases of property, equipment and other assets	(14,379)	(17,098)
Acquisitions, net of cash acquired	(3,735)	(2,810)
Proceeds from the licensing of internally-developed software	—	515

Net cash used in investing activities	(18,114)	(19,393)

Financing Activities:
Borrowings (payments) under the revolving credit facility, net	—	(6,000)
Payment of deferred financing costs	—	(1,135)
Repayments of debt	(3,458)	(1,190)
Distributions to minority interests	(1,190)	(528)
Proceeds from the issuance of debt	1,500	2,500
Contribution from issuance of common stock by parent	242	162
Proceeds from the issuance of common stock to parent	—	53,274
Other	(100)	(43)

Net cash provided by (used in) financing activities	(3,006)	47,040

Net Increase in Cash and Cash Equivalents	16,977	36,155
Cash and Cash Equivalents, beginning of period	19,002	8,950

Cash and Cash Equivalents, end of period	$35,979	$45,105

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$27,452	$31,408
Income taxes paid, net	$1,885	$1,427
Liabilities and debt assumed in acquisitions	$435	$400

Noncash Investing and Financing Activities:
Capital lease obligations	$1,355	$—

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

Additionally, the Company is reclassifying certain cash distributions made to minority interest holders as reflected in its Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002. The Company’s cash distributions to minority interest holders have been reclassified from cash used by operating activities to cash used in financing activities. This reclassification resulted in an increase in net cash provided by operating activities and a decrease in net cash used in financing activities in the amount of $1.2 million and $0.5 million for the six months ended June 30, 2003 and 2002, respectively.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period. Had compensation cost for these plans been determined consistent with SFAS 123, the Company’s net income would have been decreased to the following supplemental pro forma net income (loss) amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income:
As reported	$12,397	$677	$19,270	$3,633
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,193)	(751)	(2,303)	(1,644)

Supplemental pro forma	$11,204	$(74)	$16,967	$1,989

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

(4) Goodwill and Other Intangible Assets (Restated)

The net carrying value of goodwill and other intangible assets is comprised of the following (in thousands):

	June 30, 2003	December 31, 2002
Amortized intangible assets, gross:
Customer contracts	$6,190	$6,190
Covenants not to compete	4,305	4,305
Customer lists	3,420	3,420
Servicing contracts	3,293	3,293
Licensing and royalty agreements	285	285

	17,493	17,493
Accumulated amortization of amortized intangible assets:
Customer contracts	(2,556)	(1,770)
Covenants not to compete	(2,018)	(1,411)
Customer lists	(2,823)	(2,430)
Servicing contracts	(549)	(384)
Licensing and royalty agreements	(176)	(123)

	(8,122)	(6,118)

Amortized intangible assets, net	9,371	11,375

Non-amortized intangible assets:
Goodwill	476,968	474,702
Trademarks	154	154

	$486,493	$486,231

The change in the net carrying amount of amortized intangible assets is due to amortization.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The net carrying value of goodwill by operating segment is as follows (in thousands):

	June 30, 2003	December 31, 2002
Health Services	$245,992	$243,726
Network Services	184,902	184,902
Care Management Services	46,074	46,074

	$476,968	$474,702

The increase in the gross carrying amount of goodwill is primarily related to acquisitions partially offset by a decrease of $0.9 million related to the reclass of the deferred income tax valuation allowance associated with the net operating losses of an acquired company.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

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

(9) Segment Information (Restated)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The Company’s unaudited financial data on a segment basis were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Health Services	$126,435	$123,429	$244,956	$226,726
Network Services	61,781	56,260	123,511	113,489
Care Management Services	72,061	74,470	143,961	153,945

	260,277	254,159	512,428	494,160

Gross profit:
Health Services	25,458	23,884	42,606	28,614
Network Services	25,517	20,823	52,480	44,501
Care Management Services	8,489	7,811	16,723	19,914

	59,464	52,518	111,809	93,029

Operating income (loss):
Health Services	18,147	16,622	28,313	15,356
Network Services	16,010	13,304	33,573	29,766
Care Management Services	1,545	1,168	3,372	8,002
Corporate general and administrative expenses	(6,721)	(6,634)	(13,505)	(11,583)

	28,981	24,460	51,753	41,541

Interest expense, net	14,610	16,614	29,154	33,048
(Gain) loss on change in fair value of hedging arrangements	(2,226)	6,374	(4,413)	1,184
Other, net	736	(623)	1,383	(1,311)

Income before income taxes	15,861	2,095	25,629	8,620
Provision for income taxes	3,464	1,418	6,359	4,987

Net income	$12,397	$677	$19,270	$3,633

(10) Condensed Consolidating Financial Information (Restated)

As discussed in Note 5, “Revolving Credit Facility and Long-Term Debt,” the 13% Subordinated Notes and the Credit Facility are unconditionally guaranteed by, and secured by a pledge of stock and assets of, each and every current wholly-owned subsidiary. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 13% Subordinated Notes and the Credit Facility. Presented below are condensed consolidating balance sheets as of June 30, 2003 and December 31, 2002, the condensed consolidating statements of operations for the six months ended June 30, 2003 and 2002, and the condensed consolidating statements of cash flows for the six months ended June 30, 2003 and 2002 of Concentra Operating (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Balance Sheets:

	At June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$26,312	$9,667	$—	$35,979
Accounts receivable, net	—	163,073	12,100	—	175,173
Prepaid expenses and other current assets	866	31,889	1,357	—	34,112

Total current assets	866	221,274	23,124	—	245,264

Investment in subsidiaries	743,868	32,083	—	(775,951)	—
Property and equipment, net	—	120,630	7,955	—	128,585
Goodwill and other intangible assets, net	—	462,507	23,986	—	486,493
Other assets	11,611	2,079	96	—	13,786

Total assets	$756,345	$838,573	$55,161	$(775,951)	$874,128

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	3,492	1,573	—	—	5,065
Accounts payable and accrued expenses	12,484	95,881	3,312	—	111,677

Total current liabilities	15,976	97,454	3,312	—	116,742

Long-term debt, net	474,202	—	—	—	474,202
Deferred income taxes and other liabilities	—	45,792	—	17,753	63,545
Fair value of hedging arrangements	29,059	—	—	—	29,059
Intercompany	46,528	(48,541)	2,013	—	—

Total liabilities	565,765	94,705	5,325	17,753	683,548

Stockholder’s equity	190,580	743,868	49,836	(793,704)	190,580

Total liabilities and stockholder’s equity	$756,345	$838,573	$55,161	$(775,951)	$874,128

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statements of Operations:

	Six Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$477,601	$39,303	$(4,476)	$512,428
Total cost of services	—	374,005	31,090	(4,476)	400,619

Total gross profit	—	103,596	8,213	—	111,809

General and administrative expenses	223	54,806	3,025	—	58,054
Amortization of intangibles	—	1,997	5	—	2,002

Operating income (loss)	(223)	46,793	5,183	—	51,753

Interest expense, net	29,038	129	(13)	—	29,154
Gain on change in fair value of hedging arrangements	(4,413)	—	—	—	(4,413)
Other, net	—	1,383	—	—	1,383

Income (loss) before income taxes	(24,848)	45,281	5,196	—	25,629
Provision (benefit) for income taxes	(8,697)	15,056	—	—	6,359

Income (loss) before equity earnings	(16,151)	30,225	5,196	—	19,270
Equity earnings in subsidiaries	(35,421)	—	—	35,421	—

Net income (loss)	$19,270	$30,225	$5,196	$(35,421)	$19,270

	Six Months Ended June 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$462,408	$35,804	$(4,052)	$494,160
Total cost of services	—	375,951	29,232	(4,052)	401,131

Total gross profit	—	86,457	6,572	—	93,029

General and administrative expenses	—	46,521	3,104	—	49,625
Amortization of intangibles	—	1,857	6	—	1,863

Operating income	—	38,079	3,462	—	41,541

Interest expense, net	32,988	77	(17)	—	33,048
Loss on change in fair value of hedging arrangements	1,184	—	—	—	1,184
Other, net	—	(1,311)	—	—	(1,311)

Income (loss) before income taxes	(34,172)	39,313	3,479	—	8,620
Provision (benefit) for income taxes	(11,960)	16,947	—	—	4,987

Income (loss) before equity earnings	(22,212)	22,366	3,479	—	3,633
Equity earnings in subsidiaries	(25,845)	—	—	25,845	—

Net income (loss)	$3,633	$22,366	$3,479	$(25,845)	$3,633

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows:

	Six Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(17,592)	$50,358	$5,331	$—	$38,097

Investing Activities:
Purchases of property, equipment and other assets	—	(14,279)	(100)	—	(14,379)
Acquisitions, net of cash acquired	—	(3,735)	—	—	(3,735)

Net cash used in investing activities	—	(18,014)	(100)	—	(18,114)

Financing Activities:
Repayments of debt	(1,746)	(1,712)	—	—	(3,458)
Proceeds from the issuance of debt	—	1,500	—	—	1,500
Distributions to minority interests	—	(1,190)	—	—	(1,190)
Contribution from issuance of common stock by parent	242	—	—	—	242
Other	(100)	—	—	—	(100)
Intercompany, net	19,196	(22,155)	2,959	—	—
Receipt (payment) of equity distributions	—	4,465	(4,465)	—	—

Net cash provided by (used in) financing activities	17,592	(19,092)	(1,506)	—	(3,006)

Net Increase in Cash and Cash Equivalents	—	13,252	3,725	—	16,977
Cash and Cash Equivalents, beginning of period	—	13,060	5,942	—	19,002

Cash and Cash Equivalents, end of period	$—	$26,312	$9,667	$—	$35,979

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Six Months Ended June 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(14,981)	$19,044	$4,445	$—	$8,508

Investing Activities:
Purchases of property, equipment and other assets	—	(16,534)	(564)	—	(17,098)
Acquisitions, net of cash acquired	—	(2,810)	—	—	(2,810)
Proceeds from licensing of internally- developed software	—	515	—	—	515

Net cash used in investing activities	—	(18,829)	(564)	—	(19,393)

Financing Activities:
Borrowings (payments) under revolving credit facility, net	(6,000)	—	—	—	(6,000)
Payment of deferred financing costs	(1,135)	—	—	—	(1,135)
Repayments of debt	(937)	(253)	—	—	(1,190)
Proceeds from the issuance of debt	—	2,500	—	—	2,500
Distributions to minority interests	—	(528)	—	—	(528)
Contribution from issuance of common stock by parent	162	—	—	—	162
Proceeds from issuance of common stock to parent	53,274	—	—	—	53,274
Other	(43)	—	—	—	(43)
Intercompany, net	9,671	(9,205)	(466)	—	—
Receipt (payment) of equity distributions	—	2,532	(2,532)	—	—

Net cash provided by (used in) financing activities	54,992	(4,954)	(2,998)	—	47,040

Net Increase (Decrease) in Cash and Cash Equivalents	40,011	(4,739)	883	—	36,155
Cash and Cash Equivalents, beginning of period	—	5,722	3,228	—	8,950

Cash and Cash Equivalents, end of period	$40,011	$983	$4,111	$—	$45,105

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

(11) Restatement of Financial Statements

In connection with the preparation of its 2003 financial statements, the Company determined that, due to its 2002 adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the deferred income tax liabilities related to goodwill amortization expense will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred income tax assets. Accordingly, the Company determined that an adjustment to record additional income tax expense was necessary in order to increase its deferred income tax asset valuation allowance. The implementation of these adjustments resulted in increases in the Company’s deferred income tax asset valuation allowance and its provision for income taxes by $0.3 million and $0.9 million, respectively, for the three months and six months ended June 30, 2003. This non-cash adjustment did not affect revenue, operating income, taxes payable or net operating loss carry-forwards.

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

Provision for Income Taxes

We recorded tax provisions of $3.5 million and $6.4 million in the second quarter and first six months of 2003, which reflected effective tax rates of 21.8% and 24.8%, respectively. For the second quarter and first six months of 2002, we recorded tax provisions of $1.4 million and $5.0 million, which reflected effective tax rates of 67.7% and 57.9%, respectively. The effective rate differed from the statutory rate primarily due to the impact of state income taxes and the deferred income tax valuation allowance. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate in 2003. Due to our recent operating history and other factors, we have established a valuation allowance for certain of our deferred tax assets. To the extent that we achieve consistent levels of profitability in future periods, we may receive future benefits in our income tax provision associated with the reduction of these valuation allowances.

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

Cash Flows from Operating Activities. Cash flows from operating activities provided $38.1 million and $8.5 million for the six months ended June 30, 2003 and 2002, respectively. The increase in cash flows from operating activities in the first half of 2003 as compared to the first half of 2002 was primarily a result of increased operating income and an increase in accounts payable and accrued liabilities, partially offset by increased accounts receivable and prepaid expenses and other assets. During the first half of 2003, $1.6 million of cash was used by changes in working capital, related to increased prepaid expenses and other assets of $4.9 million, increased accounts receivable of $7.3 million, partially offset by increased accounts payable and accrued expenses of $10.6 million. Prepaid expenses and other assets increased primarily due to the timing of payments, and accounts receivable increased primarily due to continued revenue growth. Accounts payable and accrued expenses increased due to the timing of certain payments. During the first half of 2002, $18.9 million of cash was used by changes in working capital, primarily related to a decrease in accounts payable and accrued expenses of $19.2 million and an increase in prepaid expenses and other assets of $1.5 million, partially offset by decreases in accounts receivable of $1.8 million. Accounts payable and accrued expenses decreased primarily due to the timing of certain payments, including payroll-related items. Prepaid expenses and other assets increased primarily due to the timing of payments. The decrease in net accounts receivable in 2002 primarily relates to a $7.1 million net adjustment to increase contractual and bad debt allowances in the first quarter of 2002, partially offset by increases in accounts receivable due to revenue growth. The 2002 adjustment was a result of the change in accounting estimate for accounts receivable discussed earlier.

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

Cash Flows from Financing Activities. Cash flows used in financing activities in the first half of 2003 of $3.0 million were primarily due to payments on debt of $3.5 million and distributions to minority interests of $1.2 million, partially offset by $1.5 million in proceeds from a capital lease. In February 2003, we entered into a five-year capital lease for software. We paid $1.5 million at the lease execution, with the remaining payment due in one year. Additionally, we paid $2.0 million of long-term debt in the first half of 2003. Cash flows provided by financing activities in the first half of 2002 of $47.0 million were primarily due to $53.3 million of proceeds from the issuance of 54 shares of common stock to Concentra Holding and $2.5 million in proceeds from the issuance of short-term debt, partially offset by $6.0 million of decreased borrowing on our revolving credit facility, $1.2 million of payments of debt, distributions to minority interests of $0.5 million and $1.1 million of payments of deferred financing fees.

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

	Borrowing Level
Quarters Ending	Minimum	Maximum	Average	Ending
March 31, 2002	$6,000	$35,000	$22,389	$21,500
June 30, 2002	—	29,000	19,082	—
September 30, 2002	—	28,500	12,821	6,000
December 31, 2002	—	12,500	1,957	—
March 31, 2003	—	9,500	1,961	—
June 30, 2003	—	—	—	—

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q/A, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective in timely providing them with material information required to be disclosed by the Company in its filings under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, its internal controls during our most recent fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits:

Exhibit No.		Description
4.1	*	Supplemental Indenture dated as of July 28, 2003 among Concentra Holding, The Bank of New York as Trustee and the Holders of Concentra Holding’s 14% Senior Discount Debentures.

10.1	*	Indemnification Agreement dated as of June 26, 2003 between Concentra Holding and Daniel J. Thomas (identical agreements were executed as of June 26, 2003 between Concentra Holding and each of the following: John K. Carlyle, Frederick C. Dunlap, Carlos A. Ferrer, James M. Greenwood, James T. Kelly, Thomas E. Kiraly, D. Scott Mackesy, Steven E. Nelson, Richard A. Parr, Paul B. Queally and Richard J. Sabolik).

10.2	*	Amended and Restated Occupational Medicine Center Management and Consulting Agreement dated as of July 30, 2003 between Concentra Health Services, Inc. and Occupational Health Centers of the Southwest, P.A.

31.1	**	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	**	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibit 4.1, Exhibit 10.1 and Exhibit 10.2, respectively, of the registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2003.
**	Filed herewith

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

CONCENTRA OPERATING CORPORATION

March 25, 2004	By: /s/ Thomas E. Kiraly
Thomas E. Kiraly
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
4.1	*	Supplemental Indenture dated as of July 28, 2003 among Concentra Holding, The Bank of New York as Trustee and the Holders of Concentra Holding’s 14% Senior Discount Debentures.

10.1	*	Indemnification Agreement dated as of June 26, 2003 between Concentra Holding and Daniel J. Thomas (identical agreements were executed as of June 26, 2003 between Concentra Holding and each of the following: John K. Carlyle, Frederick C. Dunlap, Carlos A. Ferrer, James M. Greenwood, James T. Kelly, Thomas E. Kiraly, D. Scott Mackesy, Steven E. Nelson, Richard A. Parr, Paul B. Queally and Richard J. Sabolik).

10.2	*	Amended and Restated Occupational Medicine Center Management and Consulting Agreement dated as of July 30, 2003 between Concentra Health Services, Inc. and Occupational Health Centers of the Southwest, P.A.

31.1	**	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	**	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibit 4.1, Exhibit 10.1 and Exhibit 10.2, respectively, of the registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2003.
**	Filed herewith