Form 10-Q/A
period 2003-09-30
CONCENTRA OPERATING CORP
filed 2004-03-25
CIK 1098690

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

EXPLANATORY NOTE

Concentra Operating Corporation (the “Company”) hereby amends its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, that was filed with the Securities and Exchange Commission on November 13, 2003 in order to restate its results to reflect certain non-cash deferred income tax adjustments. In connection with the preparation of its 2003 financial statements, the Company determined that, due to its 2002 adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the deferred income tax liabilities related to goodwill amortization expense will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred income tax assets. Accordingly, the Company determined that an adjustment to record additional income tax expense was necessary in order to increase its deferred income tax asset valuation allowance in its financial statements, as presented in the 2002 Form 10-K/A and the Form 10-Q’s as filed for the quarterly periods of 2003. The implementation of these adjustments resulted in increases in both the Company’s deferred income tax asset valuation allowance and its provision for income taxes by $6.1 million for 2002 and by $0.6 million, $0.3 million, and $3.6 million for the first three quarters of 2003, respectively. These non-cash adjustments did not affect revenue, operating income, taxes payable or net operating loss carry-forwards. Changes related to these adjustments have been made in the following parts of the Form 10-Q:

Item 1. Financial Statements; and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Operations.

Please note that the information contained in this Form 10-Q/A, including the financial statements and the notes thereto, does not reflect events occurring subsequent to the original filing date of the original Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, except as described above. Such events include, among others, the events described in our current reports on Form 8-K. The Company therefore recommends that this report be read in conjunction with the Company’s reports filed subsequent to the original filing date. The filing of this Form 10-Q/A shall not be deemed an admission that the original Form 10-Q, when filed, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

CONCENTRA OPERATING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONCENTRA OPERATING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$12,244	$19,002
Accounts receivable, net	185,792	167,561
Prepaid expenses and other current assets	31,413	27,770

Total current assets	229,449	214,333

Property and equipment, net	124,261	134,981
Goodwill and other intangible assets, net	485,917	486,231
Other assets	16,466	15,146

Total assets	$856,093	$850,691

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$—	$—
Current portion of long-term debt	4,881	3,825
Accounts payable and accrued expenses	105,838	108,049

Total current liabilities	110,719	111,874
Long-term debt, net	623,313	476,001
Deferred income taxes and other liabilities	61,914	58,628
Fair value of hedging arrangements	—	33,472

Total liabilities	795,946	679,975
Stockholder’s equity:
Common stock	—	—
Paid-in capital	170,422	311,077
Retained deficit	(110,275)	(140,361)

Total stockholder’s equity	60,147	170,716

Total liabilities and stockholder’s equity	$856,093	$850,691

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Restated)		(Restated)
Revenue:
Health Services	$134,950	$128,002	$379,906	$354,728
Network Services	65,368	55,164	188,879	168,653
Care Management Services	68,535	71,632	212,496	225,577

Total revenue	268,853	254,798	781,281	748,958
Cost of Services:
Health Services	108,336	104,040	310,686	302,152
Network Services	35,280	34,762	106,311	103,750
Care Management Services	61,258	67,494	188,496	201,525

Total cost of services	204,874	206,296	605,493	607,427

Total gross profit	63,979	48,502	175,788	141,531
General and administrative expenses	31,883	27,880	89,937	77,505
Amortization of intangibles	969	853	2,971	2,716

Operating income	31,127	19,769	82,880	61,310

Interest expense, net	13,790	15,507	42,944	48,555
(Gain) loss on change in fair value of hedging arrangements	(5,456)	7,712	(9,869)	8,896
Loss on early retirement of debt	7,837	7,381	7,837	7,381
Other, net	804	(109)	2,187	(1,420)

Income (loss) before income taxes	14,152	(10,722)	39,781	(2,102)
Provision (benefit) for income taxes	3,653	(3,544)	10,012	1,443

Net income (loss)	$10,499	$(7,178)	$29,769	$(3,545)

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
	(Restated)	(Restated)
Operating Activities:
Net income (loss)	$29,769	$(3,545)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	34,139	32,044
Amortization of intangibles	2,971	2,716
(Gain) loss on change in fair value of hedging arrangements	(9,869)	8,896
Write-off of deferred financing costs	7,837	1,152
Write-off of fixed assets	82	259
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(17,909)	2,942
Prepaid expenses and other assets	(864)	(6,671)
Accounts payable and accrued expenses	4,416	(11,425)

Net cash provided by operating activities	50,572	26,368

Investing Activities:
Purchases of property, equipment and other assets	(21,104)	(27,127)
Acquisitions, net of cash acquired	(5,094)	(1,829)
Proceeds from the licensing of internally-developed software	—	515

Net cash used in investing activities	(26,198)	(28,441)

Financing Activities:
Borrowings (payments) under the revolving credit facility, net	—	—
Proceeds from the issuance of debt	486,500	3,450
Repayments of debt	(339,568)	(50,689)
Payment to terminate hedging arrangements	(23,603)	—
Payment of deferred financing costs	(11,135)	(1,135)
Distributions to minority interests	(2,316)	(1,194)
Contribution to parent	(141,152)	—
Contribution from issuance of common stock by parent	242	355
Proceeds from the issuance of common stock to parent	—	52,970
Other	(100)	(43)

Net cash provided by (used in) financing activities	(31,132)	3,714

Net Increase (Decrease) in Cash and Cash Equivalents	(6,758)	1,641

Cash and Cash Equivalents, beginning of period	19,002	8,950

Cash and Cash Equivalents, end of period	$12,244	$10,591

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$45,563	$53,413
Income taxes paid, net	$2,656	$1,864
Liabilities and debt assumed in acquisitions	$1,020	$500
Non-cash Investing and Financing Activities:
Capital lease obligations	$1,351	$—

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period. Had compensation cost for these plans been determined consistent with SFAS 123, the Company’s net income would have been decreased to the following supplemental pro forma net income (loss) amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$10,499	$(7,178)	$29,769	$(3,545)
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,140)	(853)	(3,443)	(2,498)

Supplemental pro forma	$9,359	$(8,031)	$26,326	$(6,043)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

(4) Goodwill and Other Intangible Assets (Restated)

The net carrying value of goodwill and other intangible assets is comprised of the following (in thousands):

	September 30, 2003	December 31, 2002
Amortized intangible assets, gross:
Customer contracts	$6,190	$6,190
Covenants not to compete	4,305	4,305
Customer lists	3,420	3,420
Servicing contracts	3,293	3,293
Licensing and royalty agreements	285	285

	17,493	17,493
Accumulated amortization of amortized intangible assets:
Customer contracts	(2,950)	(1,770)
Covenants not to compete	(2,322)	(1,411)
Customer lists	(2,985)	(2,430)
Servicing contracts	(631)	(384)
Licensing and royalty agreements	(202)	(123)

	(9,090)	(6,118)

Amortized intangible assets, net	8,403	11,375
Non-amortized intangible assets:
Goodwill	477,360	474,702
Trademarks	154	154

	$485,917	$486,231

The change in the net carrying amount of amortized intangible assets is due to amortization. The increase in goodwill is due to acquisitions partially offset by a decrease of $1.6 million related to the reclass of the deferred income tax valuation allowance associated with the net operating losses of an acquired company.

The net carrying value of goodwill by operating segment is as follows (in thousands):

	September 30, 2003	December 31, 2002
Health Services	$246,384	$243,726
Network Services	184,902	184,902
Care Management Services	46,074	46,074

	$477,360	$474,702

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

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

On August 13, 2003, the Company entered into the New Credit Facility with a consortium of banks. Borrowings under the New Revolving Credit Facility and New Term Loan bear interest, at the Company’s option, at either (1) the

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Alternate Base Rate (“ABR”), as defined, plus a margin initially equal to 2.25% for the loans under the New Revolving Credit Facility and 2.75% for the New Term Loan or (2) the reserve-adjusted Eurodollar rate plus a margin initially equal to 3.25% for the loans under the New Revolving Credit Facility and 3.75% for the New Term Loan. The margins for borrowings under the New Revolving Credit Facility will be subject to reduction based on changes in the Company’s leverage ratios and certain other performance criteria. The New Term Loan matures on June 30, 2009, and requires quarterly principal payments of $0.8 million through June 30, 2008, $47.7 million for each of the following two quarters, $95.5 million on March 31, 2009 and any remaining balance due on June 30, 2009. The New Revolving Credit Facility provides for borrowing up to $100.0 million and matures on August 13, 2008. As part of the New Credit Facility, the Company was required to pay fees of $5.2 million to the lenders approving the agreement and $0.4 million of other related expenses. These fees and expenses were capitalized as deferred financing costs and will be amortized over the life of the New Credit Facility. The New Credit Facility contains prepayment requirements that would occur based on certain net asset sales outside the ordinary course of business by the Company, from the proceeds of specified debt and equity issuances by the Company and if the Company has excess cash flow, as defined in the agreement. The Company was not required to make prepayments under these provisions in the third quarter of 2003. However, management anticipates that the Company may meet these requirements in future periods, based upon its financial projections.

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

The 9.5% Subordinated Notes were issued on August 13, 2003 for $150.0 million and are general unsecured indebtedness with semi-annual interest payments due on February 15 and August 15, commencing on February 15, 2004. These notes mature on August 15, 2010. As part of the issuance of the 9.5% Subordinated Notes, the Company was required to pay fees of $4.5 million in arrangement fees and $0.8 million of other related expenses. These fees and expenses were capitalized as deferred financing costs and will be amortized over the life of the 9.5% Subordinated Notes. At any time prior to August 15, 2006, the Company can redeem, with proceeds from new equity, up to 35% of the aggregate principal amount of the 9.5% Subordinate Notes at a redemption price of 109.5% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date. Prior to August 15, 2007, the Company may redeem all, but not less than all, of the 9.5% Subordinated Notes at a redemption price of 100.0% of the principal amount of the notes plus the applicable premium, as defined, and accrued and unpaid interest to the redemption date. The Company can also redeem all or part of the 9.5% Subordinated Notes on or after August 15, 2007 at 104.8% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, with the redemption premium decreasing annually to 100.0% of the principal amount on August 15, 2009. Upon a change of control, as defined, each holder of the 9.5% Subordinated Notes may require the Company to repurchase all or a portion of that holder’s notes at a purchase price of 101.0% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest. On October 14, 2003 the Company completed an exchange offer in which it exchanged the 9.5% Subordinated Notes for notes that were registered under the Securities Act of 1933. The 9.5% Subordinated Notes, as well as the 13.0% senior subordinated notes (the “13.0% Subordinated Notes”), the Previous Credit Facility and the New Credit Facility, are guaranteed on a joint and several basis by each and every current wholly-owned subsidiary, the results of which are consolidated in the results of the Company. These guarantees are full and unconditional. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 13.0% Subordinated Notes or the 9.5% Subordinated Notes. For financial information on guarantor and non-guarantor subsidiaries, see “Note 10. Condensed Consolidating Financial Information.”

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

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

(6) Subsequent Events

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

(7) Unusual Charge Reserves

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

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

The Company’s unaudited financial data on a segment basis were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Health Services	$134,950	$128,002	$379,906	$354,728
Network Services	65,368	55,164	188,879	168,653
Care Management Services	68,535	71,632	212,496	225,577

	268,853	254,798	781,281	748,958
Gross profit:
Health Services	26,614	23,962	69,220	52,576
Network Services	30,088	20,402	82,568	64,903
Care Management Services	7,277	4,138	24,000	24,052

	63,979	48,502	175,788	141,531
Operating income (loss):
Health Services	19,026	17,018	47,339	32,374
Network Services	18,939	12,544	52,512	42,310
Care Management Services	173	(2,748)	3,545	5,254
Corporate general and administrative expenses	(7,011)	(7,045)	(20,516)	(18,628)

	31,127	19,769	82,880	61,310
Interest expense, net	13,790	15,507	42,944	48,555
(Gain) loss on change in fair value of hedging arrangements	(5,456)	7,712	(9,869)	8,896
Loss on early retirement of debt	7,837	7,381	7,837	7,381
Other, net	804	(109)	2,187	(1,420)

Income (loss) before income taxes	14,152	(10,722)	39,781	(2,102)
Provision (benefit) for income taxes	3,653	(3,544)	10,012	1,443

Net income (loss)	$10,499	$(7,178)	$29,769	$(3,545)

(10) Condensed Consolidating Financial Information (Restated)

As discussed in Note 5, “Revolving Credit Facility and Long-Term Debt,” the 9.5% Subordinated Notes, the 13.0% Subordinated Notes, the New Credit Facility and the Previous Credit Facility are unconditionally guaranteed by, and

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

secured by a pledge of stock and assets of, each and every current wholly-owned subsidiary. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 13.0% Subordinated Notes, the 9.5% Subordinated Notes, the New Credit Facility or the Previous Credit Facility. Presented below are condensed consolidating balance sheets as of September 30, 2003 and December 31, 2002, the condensed consolidating statements of operations for the three months and nine months ended September 30, 2003 and 2002, and the condensed consolidating statements of cash flows for the three months and nine months ended September 30, 2003 and 2002 of Concentra Operating (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

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

Condensed Consolidating Balance Sheets:

	At September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$5,610	$6,634	$—	$12,244
Accounts receivable, net	—	172,057	13,735	—	185,792
Prepaid expenses and other current assets	1,282	28,599	1,532	—	31,413

Total current assets	1,282	206,266	21,901	—	229,449

Investment in subsidiaries	764,330	32,097	—	(796,427)	—
Property and equipment, net	—	116,524	7,737	—	124,261
Goodwill and other intangible assets, net	—	461,701	24,216	—	485,917
Other assets	21,967	(5,596)	95	—	16,466

Total assets	$787,579	$810,992	$53,949	$(796,427)	$856,093

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	3,350	1,531	—	—	4,881
Accounts payable and accrued expenses	8,905	93,632	3,301	—	105,838

Total current liabilities	12,255	95,163	3,301	—	110,719

Long-term debt, net	623,313	—	—	—	623,313
Deferred income taxes and other liabilities	—	43,793	—	18,121	61,914
Intercompany	91,864	(92,294)	430	—	—

Total liabilities	727,432	46,662	3,731	18,121	795,946

Stockholder’s equity	60,147	764,330	50,218	(814,548)	60,147

Total liabilities and stockholder’s equity	$787,579	$810,992	$53,949	$(796,427)	$856,093

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statements of Operations:

	Three Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$248,542	$22,396	$(2,085)	$268,853
Total cost of services	—	189,199	17,760	(2,085)	204,874

Total gross profit	—	59,343	4,636	—	63,979

General and administrative expenses	104	30,275	1,504	—	31,883
Amortization of intangibles	—	968	1	—	969

Operating income (loss)	(104)	28,100	3,131	—	31,127

Interest expense, net	13,752	42	(4)	—	13,790
Gain on change in fair value of hedging arrangements	(5,456)	—	—	—	(5,456)
Loss on early retirement of debt	7,837	—	—	—	7,837
Other, net	—	804	—	—	804

Income (loss) before income taxes	(16,237)	27,254	3,135	—	14,152
Provision (benefit) for income taxes	(5,683)	9,336	—	—	3,653

Income (loss) before equity earnings	(10,554)	17,918	3,135	—	10,499
Equity earnings in subsidiaries	(21,053)	—	—	21,053	—

Net income (loss)	$10,499	$17,918	$3,135	$(21,053)	$10,499

	Three Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$237,250	$19,921	$(2,373)	$254,798
Total cost of services	—	193,524	15,145	(2,373)	206,296

Total gross profit	—	43,726	4,776	—	48,502

General and administrative expenses	28	26,363	1,489	—	27,880
Amortization of intangibles	—	850	3	—	853

Operating income	(28)	16,513	3,284	—	19,769

Interest expense, net	15,408	109	(10)	—	15,507
Loss on change in fair value of hedging arrangements	7,712	—	—	—	7,712
Loss on early retirement of debt	7,381	—	—	—	7,381
Other, net	—	(109)	—	—	(109)

Income (loss) before income taxes	(30,529)	16,513	3,294	—	(10,722)
Provision (benefit) for income taxes	(10,685)	7,141	—	—	(3,544)

Income (loss) before equity earnings	(19,844)	9,372	3,294	—	(7,178)
Equity earnings in subsidiaries	(12,666)	—	—	12,666	—

Net income (loss)	$(7,178)	$9,372	$3,294	$(12,666)	$(7,178)

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$726,143	$61,699	$(6,561)	$781,281
Total cost of services	—	563,204	48,850	(6,561)	605,493

Total gross profit	—	162,939	12,849	—	175,788

General and administrative expenses	327	85,081	4,529	—	89,937
Amortization of intangibles	—	2,965	6	—	2,971

Operating income (loss)	(327)	74,893	8,314	—	82,880

Interest expense, net	42,790	171	(17)	—	42,944
Gain on change in fair value of hedging arrangements	(9,869)	—	—	—	(9,869)
Loss on early retirement of debt	7,837	—	—	—	7,837
Other, net	—	2,187	—	—	2,187

Income (loss) before income taxes	(41,085)	72,535	8,331	—	39,781
Provision (benefit) for income taxes	(14,380)	24,392	—	—	10,012

Income (loss) before equity earnings	(26,705)	48,143	8,331	—	29,769
Equity earnings in subsidiaries	(56,474)	—	—	56,474	—

Net income (loss)	$29,769	$48,143	$8,331	$(56,474)	$29,769

	Nine Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$699,658	$55,725	$(6,425)	$748,958
Total cost of services	—	569,475	44,377	(6,425)	607,427

Total gross profit	—	130,183	11,348	—	141,531

General and administrative expenses	28	72,884	4,593	—	77,505
Amortization of intangibles	—	2,707	9	—	2,716

Operating income	(28)	54,592	6,746	—	61,310

Interest expense, net	48,396	186	(27)	—	48,555
Loss on change in fair value of hedging arrangements	8,896	—	—	—	8,896
Loss on early retirement of debt	7,381	—	—	—	7,381
Other, net	—	(1,420)	—	—	(1,420)

Income (loss) before income taxes	(64,701)	55,826	6,773	—	(2,102)
Provision (benefit) for income taxes	(22,645)	24,088	—	—	1,443

Income (loss) before equity earnings	(42,056)	31,738	6,773	—	(3,545)
Equity earnings in subsidiaries	(38,511)	—	—	38,511	—

Net income (loss)	$(3,545)	$31,738	$6,773	$(38,511)	$(3,545)

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows:

	Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(36,007)	$79,342	$7,237	$—	$50,572

Investing Activities:
Purchases of property, equipment and other assets	—	(20,990)	(114)	—	(21,104)
Acquisitions, net of cash acquired	—	(5,094)	—	—	(5,094)

Net cash used in investing activities	—	(26,084)	(114)	—	(26,198)

Financing Activities:
Proceeds from the issuance of debt	485,000	1,500	—	—	486,500
Repayments of debt	(337,777)	(1,791)	—	—	(339,568)
Payment to terminate hedging arrangements	(23,603)	—	—	—	(23,603)
Payment of deferred financing costs	(11,135)	—	—	—	(11,135)
Distributions to minority interests	—	(2,316)	—	—	(2,316)
Contribution to parent	(141,152)	—	—	—	(141,152)
Contribution from issuance of common stock by parent	242	—	—	—	242
Other	(100)	—	—	—	(100)
Intercompany, net	64,532	(65,910)	1,378	—	—
Receipt (payment) of equity distributions	—	7,809	(7,809)	—	—

Net cash provided by (used in) financing activities	36,007	(60,708)	(6,431)	—	(31,132)

Net Increase (Decrease) in Cash and Cash Equivalents	—	(7,450)	692	—	(6,758)
Cash and Cash Equivalents, beginning of period	—	13,060	5,942	—	19,002

Cash and Cash Equivalents, end of period	$—	$5,610	$6,634	$—	$12,244

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Nine Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(48,997)	$68,655	$6,710	$—	$26,368

Investing Activities:
Purchases of property, equipment and other assets	—	(26,454)	(673)	—	(27,127)
Acquisitions, net of cash acquired	—	(1,829)	—	—	(1,829)
Proceeds from licensing of internally- developed software	—	515	—	—	515

Net cash used in investing activities	—	(27,768)	(673)	—	(28,441)

Financing Activities:
Proceeds from the issuance of debt	—	3,450	—	—	3,450
Repayments of debt	(50,312)	(377)	—	—	(50,689)
Payment of deferred financing costs	(1,135)	—	—	—	(1,135)
Distributions to minority interest	—	(1,194)	—	—	(1,194)
Contribution from issuance of common stock by parent	355	—	—	—	355
Proceeds from issuance of common stock to parent	52,970	—	—	—	52,970
Other	(43)	—	—	—	(43)
Intercompany, net	47,162	(49,830)	2,668	—	—
Receipt (payment) of equity distributions	—	4,521	(4,521)	—	—

Net cash provided by (used in) financing activities	48,997	(43,430)	(1,853)	—	3,714

Net Increase (Decrease) in Cash and Cash Equivalents	—	(2,543)	4,184	—	1,641
Cash and Cash Equivalents, beginning of period	—	5,722	3,228	—	8,950

Cash and Cash Equivalents, end of period	$—	$3,179	$7,412	$—	$10,591

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

(11) Restatement of Financial Statements

In connection with the preparation of its 2003 financial statements, the Company determined that, due to its 2002 adoption of SFAS 142, the deferred income tax liabilities related to goodwill amortization expense will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred income tax assets. Accordingly, the Company determined that an adjustment to record additional income tax expense was necessary in order to increase its deferred income tax asset valuation allowance. The implementation of these adjustments resulted in increases in the Company’s deferred income tax asset valuation allowance and its provision for income taxes by $3.6 million and $4.5 million, respectively, for the three months and six months ended September 30, 2003. This non-cash adjustment did not affect revenue, operating income, taxes payable or net operating loss carry-forwards.

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

The following table provides certain information concerning our occupational healthcare centers:

	Nine Months Ended September 30, 2003	Year Ended December 31,
		2002	2001
Centers at the end of the period(1)	247	244	244
Centers acquired during the period(2)	2	3	15
Centers developed during the period	1	1	12

(1)	Does not include the assets of the centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.
(2)	Represents centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period. We acquired four centers and twelve centers that were subsequently consolidated into existing centers during the years ended December 31, 2002 and 2001, respectively.

Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

The following table provides the results of operations for three and nine months ended September 30, 2003 and 2002 ($ in millions):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2003	September 30, 2002	$	%	September 30, 2003	September 30, 2002	$	%
Revenue:
Health Services	$135.0	$128.0	$7.0	5.4%	$379.9	$354.7	$25.2	7.1%
Network Services	65.4	55.2	10.2	18.5%	188.9	168.7	20.2	12.0%
Care Management Services	68.5	71.6	(3.1)	(4.3)%	212.5	225.6	(13.1)	(5.8)%

Total revenue	$268.9	$254.8	$14.1	5.5%	$781.3	$749.0	$32.3	4.3%
Cost of services:
Health Services	$108.3	$104.0	$4.3	4.1%	$310.7	$302.2	$8.5	2.8%
Network Services	35.3	34.8	0.5	1.5%	106.3	103.8	2.5	2.5%
Care Management Services	61.3	67.5	(6.2)	(9.2)%	188.5	201.5	(13.0)	(6.5)%

Total cost of services	$204.9	$206.3	$(1.4)	(0.7)%	$605.5	$607.5	$(2.0)	(0.3)%
Gross profit:
Health Services	$26.7	$24.0	$2.7	11.1%	$69.2	$52.5	$16.7	31.7%
Network Services	30.1	20.4	9.7	47.5%	82.6	64.9	17.7	27.2%
Care Management Services	7.2	4.1	3.1	75.9%	24.0	24.1	(0.1)	(0.2)%

Total gross profit	$64.0	$48.5	$15.5	31.9%	$175.8	$141.5	$34.3	24.2%

Gross profit margin:
Health Services	19.7%	18.7%		1.0%	18.2%	14.8%		3.4%
Network Services	46.0%	37.0%		9.0%	43.7%	38.5%		5.2%
Care Management Services	10.6%	5.8%		4.8%	11.3%	10.7%		0.6%

Total gross profit margin	23.8%	19.0%		4.8%	22.5%	18.9%		3.6%

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

Provision for Income Taxes

We recorded tax provisions of $3.7 million and $10.0 million in the third quarter and first nine months of 2003, respectively, which reflected effective tax rates of 25.8% and 25.2%, respectively. For the third quarter and first nine months of 2002, we recorded a tax benefit of $3.5 million and a tax provision of $1.4 million, which reflected effective tax rates of 33.1% and (68.6)%, respectively. The effective rate differed from the statutory rate primarily due to the impact of state income taxes and the deferred income tax valuation allowance. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate in the last quarter of 2003. Due to our recent operating history and other factors, we have established a valuation allowance for certain of our deferred income tax assets. To the extent that we achieve consistent levels of profitability in future periods, we may receive benefits in our income tax provision associated with the reduction of the deferred income tax valuation allowance.

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

Liquidity and Capital Resources

On August 13, 2003, we completed a series of refinancing transactions (the “Refinancing Transactions”) that included issuing $150.0 million aggregate principal amount of 9.5% senior subordinated notes (the “9.5% Subordinated Notes”) and entering into a new $435.0 million senior secured term credit facility (the “New Credit Facility”). The New Credit Facility consists of a $335.0 million term loan facility (the “New Term Loan”) and a $100.0 million revolving loan facility (the “New Revolving Credit Facility”). We used the proceeds from the 9.5% Senior Subordinated Notes offering and the New Credit Facility together with cash on hand to: (1) repay the $335.2 million of outstanding indebtedness under our previous credit facility (the “Previous Credit Facility”), (2) terminate previously existing interest rate hedging arrangements valued at $23.6 million, (3) transfer $141.2 million of cash proceeds to our parent, Concentra Inc., to enable it to redeem a portion of its 14.0% senior discount debentures, (4) pay $4.6 million of accrued interest on the previous credit facility and hedging arrangements and (5) pay approximately $11.3 million of related fees and expenses. In connection with the termination of the Previous Credit Facility, we recorded approximately $7.8 million of debt extinguishment costs in the third quarter of 2003 for the write-off of related deferred financing fees and other expenses. On October 14, 2003, we completed an exchange offer in which we exchanged the 9.5% Subordinated Notes for notes that were registered under the Securities Act of 1933.

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

Cash Flows from Operating Activities. Cash flows from operating activities provided $50.6 million and $26.4 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in cash flows from operating activities in the first nine months of 2003 as compared to the first nine months of 2002 was primarily a result of increased operating income and an increase in prepaid expenses and other assets, partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued liabilities. During the first nine months of 2003, $14.4 million of cash was used by changes in working capital, related to increased accounts receivable of $17.9 million and increased prepaid expenses and other assets of $0.9 million, partially offset by increased accounts payable and accrued expenses of $4.4 million. Prepaid expenses and other assets increased primarily due to the timing of payments, and accounts receivable increased primarily due to continued and seasonal revenue growth. Accounts payable and accrued expenses increased due to the timing of certain payments. During the first nine months of 2002, $15.2 million of cash was used by changes in working capital, primarily related to a decrease in accounts payable and accrued expenses of $11.4 million and an increase in prepaid expenses and other assets of $6.7 million, partially offset by a decrease in accounts receivable of $2.9 million. Prepaid expenses and other assets increased primarily due to the timing of payments. Accounts payable and accrued expenses decreased primarily due to the timing of certain payments. The decrease in net accounts receivable in 2002 primarily relates to a $7.1 million net adjustment to increase contractual and bad debt allowances in the first quarter of 2002, partially offset by increases in accounts receivable due to revenue growth. The 2002 adjustment was a result of the change in accounting estimate for accounts receivable discussed earlier.

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

Industry Developments. Recent litigation between healthcare providers and insurers has challenged the insurers’ claims adjudication practices and reimbursement decisions. Although we are not a party to any of these lawsuits, nor do they involve any of the services we provide, these types of challenges could affect insurers’ use of cost containment services.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description
4.1*	Supplemental Indenture dated as of July 28, 2003 among Concentra Holding, The Bank of New York as Trustee and the Holders of Concentra Holding’s 14% Senior Discount Debentures.

10.1*	Indemnification Agreement dated as of June 26, 2003 between Concentra Holding and Daniel J. Thomas (identical agreements were executed as of June 26, 2003 between Concentra Holding and each of the following: John K. Carlyle, Frederick C. Dunlap, Carlos A. Ferrer, James M. Greenwood, James T. Kelly, Thomas E. Kiraly, D. Scott Mackesy, Steven E. Nelson, Richard A. Parr, Paul B. Queally and Richard J. Sabolik).

10.2*	Amended and Restated Occupational Medicine Center Management and Consulting Agreement dated as of July 30, 2003 between Concentra Health Services, Inc. and Occupational Health Centers of the Southwest, P.A.

31.1**	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2**	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibit 4.1, Exhibit 10.1 and Exhibit 10.2, respectively, of the registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2003.
**	Filed herewith

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

CONCENTRA OPERATING CORPORATION

March 25, 2004	By:	/s/ Thomas E. Kiraly
Thomas E. Kiraly
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1*	Supplemental Indenture dated as of July 28, 2003 among Concentra Holding, The Bank of New York as Trustee and the Holders of Concentra Holding’s 14% Senior Discount Debentures.

10.1*	Indemnification Agreement dated as of June 26, 2003 between Concentra Holding and Daniel J. Thomas (identical agreements were executed as of June 26, 2003 between Concentra Holding and each of the following: John K. Carlyle, Frederick C. Dunlap, Carlos A. Ferrer, James M. Greenwood, James T. Kelly, Thomas E. Kiraly, D. Scott Mackesy, Steven E. Nelson, Richard A. Parr, Paul B. Queally and Richard J. Sabolik).

10.2*	Amended and Restated Occupational Medicine Center Management and Consulting Agreement dated as of July 30, 2003 between Concentra Health Services, Inc. and Occupational Health Centers of the Southwest, P.A.

31.1**	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2**	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibit 4.1, Exhibit 10.1 and Exhibit 10.2, respectively, of the registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2003.
**	Filed herewith