Form 10-K
period 2003-12-31
CONCENTRA OPERATING CORP
filed 2004-03-29
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

9.5% Senior Subordinated Notes Due 2010

13.0% Series B Subordinated Notes Due 2009

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

The registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation. As of March 1, 2004, there were 35,553,873 shares outstanding of Concentra Inc. common stock, none of which were publicly traded. Currently there is no established trading market for these shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

CONCENTRA OPERATING CORPORATION

FORM 10-K

Fiscal Year Ended December 31, 2003

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

PART I

ITEM 1. BUSINESS

General

Concentra Operating Corporation (“Concentra Operating” or the “Company”) is a direct subsidiary of Concentra Inc. (“Concentra Holding”). References to “we,” “us” and “our” refer to Concentra Holding, Concentra Operating and their subsidiaries. We are a leading provider of workers’ compensation and other occupational healthcare services in the United States. We offer our customers a broad range of services designed to improve patient recovery and to reduce the total costs of healthcare. In 2003, we serviced over five million patient visits, reviewed and repriced over $12.0 billion in medical bills and managed or reviewed over 313,000 cases. Our initial treatment of workplace injuries and illnesses accounts for approximately 7% of total reported workplace injuries in the United States. The knowledge we have developed in improving workers’ compensation results for our customers has enabled us to expand successfully into other industries, such as group health and auto insurance, where payors of healthcare and insurance benefits also seek to reduce costs.

We believe we are the largest outsource provider of occupational healthcare improvement and cost containment services in the nation. Through our nationwide network of occupational healthcare centers, we serve employers who have more than 123,200 locations. We also provide services to over 3,500 insurance companies, group health plans, third-party administrators and other healthcare payors. These payors and our employer customers provide virtually all of our revenue, with less than 0.1% of our revenue derived from Medicare or Medicaid reimbursement.

We provide our services through three operating segments: Health Services, Network Services and Care Management Services. Our Health Services segment treats workplace injuries and performs other occupational healthcare services. We provide these services through our 250 owned and managed centers, located in 81 markets within 34 states at March 1, 2004. Approximately 569 affiliated primary care physicians, as well as affiliated physical therapists, nurses and other healthcare providers, perform professional services at our centers. Our Network Services segment assists insurance companies and other payors in the review and reduction of the bills they receive from medical providers. During 2003, this segment enabled our customers to eliminate an estimated $2.1 billion in excess costs. Our Care Management Services segment offers services designed to monitor cases and facilitate the return to work of injured employees who have been out of work for an extended period of time due primarily to a work-related illness or injury.

The following chart provides an overview of our services and customer markets:

Health Services	Care Management Services	Network Services
• 250 centers nationwide • Treatment for work related injuries & illnesses • Physical therapy • Pre-placement physicals • Drug & alcohol testing	• Professional services aimed at reviewing and resolving extended cases, including: • Case management • Independent medical exams	• Review, reprice and reduce medical bills received by insurance companies and other payors • Achieve customer savings through fee negotiation, bill repricing and access to provider networks

Occupational Health	Workers’ Compensation and Auto Insurance	Group Health

Employers & Payors

Our Business Strategy

Our goal is to further establish ourselves as a leading provider of healthcare outcomes improvement and cost containment services. We intend to achieve this goal by pursuing the following strategies:

Actively Target New Health Services Customers. We intend to continue to expand our Health Services operations by selling our services to employers and payors and by utilizing advanced database research techniques to identify potential new customers and new locations for our facilities. Qualified customers who could benefit from the services offered by one of our existing facilities are called on by one of our more than 230-person Health Services sales force. We also have a dedicated business development team that will continue to build and selectively acquire facilities in new and existing markets. By giving new customers access to high quality physicians employed by our affiliated physician groups, highly trained personnel and experience-based protocols, we intend to grow our patient visits and enhance our industry-leading position in occupational healthcare services.

Intensify the Marketing of Our Network Services and Care Management Services. We believe that multi-state insurance carriers, third party administrators and self-funded employers will continue to seek innovative ways to address rising healthcare and workers’ compensation costs, and will increasingly seek to outsource outcomes improvement and cost containment services to third parties. Across our three business segments, we have built a continuum of services that responds to these outsourcing needs. We intend to build on our reputation as a leading provider of workers’ compensation services to expand our Network Services and Care Management Services segments by intensifying our marketing of these services to payors in the group health marketplace. We believe that our size and experience in the workers’ compensation industry has allowed us to build awareness and credibility with this customer base. In addition, we believe that our significant visibility among key decision makers within these organizations will enhance our ability to expand the services we provide these current and potential customers through our Network Services and Care Management Services segments. We believe that our growth will be further enhanced as our multi-state customers, in turn, gain market share, due in part to the outcomes and efficiencies they enjoy by using our services.

Continue Investing in Technology To Broaden Our Service Offerings and Increase Profitability. We have used technology effectively to deliver and demonstrate better outcomes at a more efficient cost. We intend to continue to invest in technology to identify and deliver further improvements in the treatment, management and administrative oversight of medical cases, thereby creating additional revenue opportunities for us from this proprietary resource. We also intend to continue building electronic interfaces with payors in an effort to reduce their administrative burdens and reduce our operating expenses. Additionally, we are currently evaluating strategies to provide our customers with fully outsourced document management and mailroom management solutions that would provide a single electronic storage location for all documents related to a claim. Our objective is to reduce our customers’ costs related to claim and bill administration by combining this single electronic storage location with a proprietary web-based tool set that would allow easy entry of referrals, queries, and other request for services, as well as access to all documentation including reports, bills, and claims.

Profitably Expand Our Outsourcing Services into the Group Health Market. We intend to expand our presence in the group health industry. Historically, our focus in this industry has been in services designed to reduce and limit out-of-network medical costs. We believe that we are the largest outsource provider of these services in the nation today, managing over $5.7 billion annually in medical claim volume. We recently expanded the services we perform for this industry to include network management services, consisting of processes required to maintain numerous preferred provider and other managed care networks. Our services enable payors to outsource components of the network management function, namely contract repricing and provider file management, in order to improve payment accuracy and cycle times, eliminate redundant costs and improve network management efficiency. We also provide complementary services that reduce the medical and administrative costs associated with network and out-of-network medical care and assist our customers in meeting automatic claim-adjudication objectives. We believe we are uniquely positioned to capture greater market share as demand for such strategic outsourcing services grows.

Industry Overview

Health Services

Occupational healthcare consists of two primary components: workers’ compensation injury care and non-injury occupational healthcare services.

Workers’ Compensation Injury Care. Generally, workers’ compensation is a state-mandated, comprehensive insurance program for work-related injuries and illnesses. In the United States, each of the 50 states, the District of Columbia and, for federal employees, the federal government, maintains its own individual workers’ compensation program. Canada has a federal workers’ compensation program and similar workers’ insurance programs at the provincial level. Each political jurisdiction is responsible for implementing and regulating its own program. Consequently, workers’ compensation benefits and arrangements vary considerably among jurisdictions and are often highly complex.

Workers’ compensation legislation in the United States generally requires employers, either directly or indirectly through the use of insurance, to fund the total costs of an employee’s medical treatment and all lost wages, legal fees and other costs associated with a work-related injury or illness. Typically, work-related maladies are broadly defined, and injured or ill employees are entitled to extensive benefits. Employers are required to provide first-dollar coverage with no co-payment or deductible due from the injured or ill employee and, in many states, there is no lifetime limit on expenses any one employee can incur. In exchange for providing this coverage to employees, employers are not liable for benefits in excess of those provided under the relevant state statute. Employers provide this extensive benefits coverage, both for medical costs and lost wages, by purchasing commercial insurance from private insurance companies, participating in state-run insurance funds or self-insuring.

The amounts and methods of compensation for healthcare providers who perform workers’ compensation injury care services differ from state to state. As of March 1, 2004, 40 states had adopted fee schedules under which all healthcare providers are uniformly compensated within a particular state. The fee schedules are set by each state and generally prescribe the maximum amounts that may be paid for a designated procedure. In states without fee schedules, healthcare providers are reimbursed based on usual, customary and reasonable fees charged in the particular state in which the services are provided.

Limits on an employee’s right to select a specific workers’ compensation healthcare provider vary among states. According to the Workers’ Compensation Research Institute, 37 states currently limit employees’ initial choice of provider, and two states prohibit employees from changing providers. Furthermore, 45 states and the District of Columbia place restrictions on employees’ ability to switch providers, including provisions requiring employer approval for any changes. Generally, an employer will also have the ability to direct its employees to particular providers when the employer is self-insured. It has been our experience that our results of operations and business prospects in a particular state do not materially differ as a result of state-to-state differences in the requirements regarding direction of care. We believe that employers greatly influence their employees’ choices of physicians even in states that permit employees to select their own providers.

Many employers have been slow to adopt cost savings techniques to control their workers’ compensation expenses until recently, primarily because the total costs involved are relatively small compared to those associated with group health benefits and because state-by-state regulations related to workers’ compensation are more complex than those related to group health benefits. However, in recent years, the dollar amount of workers’ compensation claims has increased significantly. According to the National Safety Council, total workers’ compensation costs to employers in the United States exceeded $146.6 billion in 2003.

Although total U.S. workers’ compensation costs have increased, work-related injury rates have declined recently due to improvements in workplace safety and general shifts in job composition toward less physical work activities, as well as outsourcing of certain job functions to foreign countries. Historically, steady increases in the overall workforce have partially offset these declining injury rates. We believe the market for workers’ compensation and occupational healthcare will grow in future years primarily due to the following factors:

•	premium increases for workers’ compensation insurance;

•	broader definitions of work-related injuries and illnesses covered by workers’ compensation laws;

•	the shifting of medical costs from group health plans to the workers’ compensation system as the result of an increase in the number of uninsured individuals and the first dollar coverage provided in workers’ compensation programs;

•	an aging work force;

•	medical cost inflation;

•	the under-utilization to date of comprehensive cost containment programs in the workers’ compensation industry; and

•	the recovery of employment growth rates within the United States.

Because workers’ compensation benefits are mandated by law and subject to extensive regulation, insurers, third party administrators and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. In addition, workers’ compensation programs vary among jurisdictions, making it difficult for insurance companies and multi-state employers to adopt uniform policies to administer, manage and control the costs of benefits across states. As a result, managing the cost of workers’ compensation requires approaches that are tailored to the specific regulatory environments in which the employer operates.

Non-Injury Occupational Health Services. Non-injury occupational health services include occupational physical examinations, drug and alcohol testing, functional capacity testing and other related programs designed to meet specific employer, state or federal requirements. Non-injury occupational healthcare services also include programs to assist employers in complying with an increasing number of federal and state health and safety requirements, including hearing conservation programs, toxic chemical exposure surveillance and monitoring programs and physical examinations mandated by the Department of Transportation and Federal Aviation Administration. Federal laws governing health issues in the workplace, including the Americans with Disabilities Act, have increased employers’ demand for healthcare professionals who are experts in the delivery of these services.

Network Services and Care Management Services

Our Network Services segment is designed to assist payors in the review and reduction of medical bills. Our Care Management Services are designed to monitor and facilitate the resolution of cases involving injured employees who have been out of work for an extended period of time due to a work-related illness or injury. We provide our network services and care management services to the following three industries:

Workers’ Compensation Industry. As workers’ compensation costs continue to increase, employers are increasingly seeking assistance from strategic outsourcing providers to help control their costs. A number of states have adopted legislation encouraging the use of workers’ compensation managed care organizations in an effort to enable employers to control their workers’ compensation costs. State laws regulating managed care organizations generally provide employers with an opportunity to channel injured employees into provider networks.

Auto Insurance Industry. Auto insurance carriers have experienced increased costs associated with the reimbursement of medical expenses, lost wages and other essential services related to personal injury protection coverage. In most states, medical evaluations and peer reviews are the primary mechanisms used to manage care rendered to individuals injured in auto accidents. Provider bill review may also be used to determine the appropriate reimbursement rate for medical services provided to injured parties. A few states have adopted formal medical management regulations that endorse the use of provider networks or formal utilization review programs.

Group Health Industry. According to the Centers for Medicare and Medicaid Services, private health insurance expenditures for personal healthcare in the United States were estimated to total over $607.0 billion in 2003. In particular, healthcare payors are exposed to high costs when medical care under a group health plan is delivered on a non-contractual basis, commonly referred to as an out-of-network claim. These claims arise when services are provided outside of either a healthcare payor’s geographic coverage area or its network of providers. Out-of-network healthcare claims expose payors to a greater incidence of over-utilization, cost shifting, upcoding and billing errors than contracted or in-network claims do. Out-of-network bill review service providers produce savings for their customers by analyzing and applying cost savings techniques to out-of-network medical claims.

Services and Operations

We provide our services through three primary operating segments: Health Services, Network Services and Care Management Services. Our service offerings in these segments encompass the performance of necessary services for each stage of a healthcare claim, from the initial incident through its final resolution.

Health Services

Our health services include injury care services and other occupational healthcare services to assist our customers in maintaining healthy employees and safe workplaces. During 2003, approximately 50.1% of all patient visits to our centers were for the treatment of injuries or illnesses and 49.9% were for non-injury occupational healthcare services.

The principal channel for delivering our health services is our 250 owned and managed occupational healthcare centers, located in 81 markets within 34 states. In response to the needs of large employers whose workforces extend beyond the geographic coverage available through our centers, we have expanded our healthcare service offerings to include a network of select occupational healthcare providers. These providers use our proprietary software to benchmark treatment methodologies and outcomes achieved, thereby extending the delivery of consistent, high quality health services to our customers.

By serving as an entry point for quality medical care in workers’ compensation cases, we can promptly identify for employers those cases that have the potential to result in significant recovery time and employer costs. Also, through our ancillary programs, such as physical examinations, Americans with Disabilities Act compliance assistance, substance abuse testing, job-specific return-to-work evaluation and related injury prevention services, we strengthen our relationships with employers and help prevent occurrences of workplace injuries and illnesses.

We develop clusters of centers in new and existing geographic markets through acquisitions and internal development. In selected markets in which a hospital management company, hospital system or other healthcare provider has a significant presence, we focus our expansion efforts on strategic joint ventures or management agreements. In our joint venture relationships, we typically acquire a majority ownership interest in the venture and agree to manage the venture for a management fee based on its net revenue.

Provider Arrangements. We manage physician-owned entities or groups that employ physicians, physical therapists and other healthcare providers who perform healthcare services at our centers. Our affiliated physician groups are independently organized professional corporations or associations owned by physicians that hire these licensed providers to provide healthcare services to the centers’ patients. The physicians employed by our affiliated physician groups do not maintain other practices. Each of the physicians typically enters into a written employment agreement with one of our affiliated physician groups that prohibits the physician from competing with the group within a defined geographic area and from soliciting its employees and clients for a period of time after termination of employment. The enforceability of these restrictive covenants varies from state to state, but the physician groups attempt to structure and enforce all of them in compliance with applicable laws.

We maintain long-term management agreements with our affiliated physician groups under which we exclusively manage all aspects of the operation other than the provision of medical services. Under each management agreement, we provide a wide array of business services to our affiliated physician groups, such as:

•	non-medical support personnel;

•	practice and facilities management;

•	billing and collection;

•	accounting;

•	tax and financial management;

•	human resources management;

•	risk management;

•	marketing and information-based services, such as process management and outcomes analysis; and

•	assistance in the recruitment of physicians, nurses, physical therapists, and other healthcare providers.

We receive a management fee based on the services performed at the centers. The management fee is subject to renegotiation and may be adjusted from time to time to reflect industry practice, business conditions and actual expenses for contractual allowances and bad debts. Our affiliated physician groups operate in accordance with annual budgets. We consult with our affiliated physician groups to aid in establishing their budgets. The management agreements with our affiliated physician groups provide that we have no obligation to supply working capital out of our funds for our affiliated physician groups or their operations.

The physician owners of our affiliated physician groups retain sole responsibility for all medical decisions, as well as for hiring and managing physician employees, developing operating policies and procedures, implementing professional standards and controls and maintaining malpractice insurance. Subject to certain exceptions, each of our affiliated physician groups indemnifies us against any loss or expense arising from acts or omissions of the physician group, including claims for malpractice.

Information Systems. We use information systems and technology to enhance the delivery of occupational healthcare services. The backbone of our platform is a wide area network, or WAN, in each market in which we provide health services. All centers in a market use a patient administration system named OccuSource™ that allows each center to access and share a common database for that market. The database contains employer protocols, patient records and other information regarding our operations in the market. We also have created a centralized repository of patient data to be used for clinical outcomes analysis, among other things. We believe that our commitment to continued development of our healthcare information system assists us in our delivery of high quality, cost-effective services.

We recently implemented a new application for our providers using wireless, handheld touchscreen devices in all of our centers. Our providers are now able to create and approve clinical notes in real time, thereby decreasing the time spent on patient processing and invoice development.

We typically generate revenue from our health services on a fee-for-service basis. Revenue from health services as a percentage of our total revenue was approximately 51.7% in 2001, 47.2% in 2002 and 48.7% in 2003.

Network Services

Our network services include:

•	in-network and out-of-network provider bill review and repricing services;

•	network management;

•	access to preferred provider networks; and

•	first notice of loss or injury services.

These services are designed to reduce medical and administrative costs by monitoring the timing, appropriateness and pricing of medical care. Our network services customers typically pay us an agreed-upon fee per bill reviewed and repriced or a percentage of their savings generated by the performance of our services, except that our first notice of loss or injury customers reimburse us on a fee-for-service basis.

Although we perform all of our network services for the workers’ compensation and auto insurance markets, these markets predominantly use our provider bill review and repricing services, preferred provider networks and first notice of loss or injury services. Currently, our principal customer base for our out-of-network bill review services is the group health market, but we continue to expand our out-of-network bill review services to the workers’ compensation and auto insurance markets.

We offer our network services both separately and on a bundled basis as a part of or as a full-service cost containment program. Our comprehensive approach to cost containment serves the needs of a broad range of customers, from local to national accounts.

We believe that the demand for our network services will continue to increase as a result of:

•	greater payor awareness of the availability of these techniques for controlling the costs of medical claims;

•	verifiable savings obtained through the application of cost containment techniques;

•	ongoing improvements in savings obtained through cost containment techniques; and

•	the need for enhanced claims processing efficiencies that will drive administrative savings in each industry we serve.

In-Network and Out-of-Network Provider Bill Review and Repricing. We review and reprice medical bills for workers’ compensation and auto insurance claims. Workers’ compensation claims are repriced to either the state-mandated fee schedule rates or, for non-fee schedule states, a percentage of the usual, customary and reasonable rates. Additionally, our automated bill review service enables us to identify duplicative billings and provide our customers with access to certain preferred provider pricing schedules, including those of our contracted provider networks, to achieve additional savings below the fee schedules or below the usual, customary and reasonable rates. Our customers compensate us for these services by providing us a percentage of the savings we achieve, a flat fee per bill reviewed, or a combination of these two compensation methods.

Out-of-network claims arise when medical services are provided outside a healthcare payor’s geographic coverage area or its contracted network of providers. This type of claim often exposes healthcare payors to very high medical costs. Our services focus on the repricing of out-of-network medical bills and the reduction of administrative expenses associated with reviewing and analyzing medical bills.

We believe that we are the market leader in the out-of-network bill review business in the group health market and seek to increase further our presence in this market. We hope to continue to expand our services in the workers’ compensation and auto insurance markets through performance of out-of-network provider bill repricing and review services.

Network Management. We perform network management services that enable our customers to outsource the processes required to maintain and apply the discounts for numerous preferred provider and other managed care networks. By performing these services for our customers, we improve payment accuracy and cycle times and eliminate redundant cost. Our customers reimburse us for these services on a fee-for-service basis according to the types of network management services we perform on their behalf.

Access to Preferred Provider Networks. We provide our customers with access to national provider networks. These provider networks offer high quality medical care at pre-negotiated discounts, enabling our customers to refer or, in certain states, to direct, patients to a contracted provider network as a means of managing their healthcare costs. As of March 1, 2004, our national workers’ compensation provider network included over 460,000 individual providers and over 4,000 hospitals located in all 50 states and the District of Columbia. Our customers compensate us for access to contracted provider networks by paying us primarily a percentage of their savings.

First Notice of Loss or Injury Services. We provide a computerized first notice of loss or injury service using three centralized call centers and a web-based intake platform. We provide our first notice of loss or injury services primarily to workers’ compensation carriers for first report of injuries and to the auto industry for first notice of loss reporting. We receive claims from individuals, employers, agents, risk managers and insurance personnel. Upon receipt, we electronically transfer each report of loss or injury to the appropriate state agency, the employer and the employer’s insurance company in accordance with applicable state requirements and the unique business rules of each customer.

Our first notice of loss or injury services assist our customers in the timely preparation and distribution of state-mandated injury reports, serve as an early intervention tool for claim management, and provide us with cross-selling and referral opportunities. By receiving the initial reports of injuries or accidents, we are able to assist our customers in mitigating the costs associated with those events. For the performance of our first notice of loss or injury services, our customers pay us on a fee-per-claim basis.

Information Systems. We use a proprietary system to perform our out-of-network bill review services. We receive bills through multiple access points in order to minimize the administrative cost to our customers. Once a bill is entered into our system, we evaluate and analyze the bill, using our extensive database and applying our customers’ preferences and requirements to identify the type of claims review service with the greatest expected savings. We are compensated for these services primarily on a percentage-of-savings basis.

For our first notice of loss or injury service line, we have developed and licensed to third parties a web-based reporting system for all lines of insurance that enables users to report first notices of loss or injury and obtain immediate access to customized networks and routing to appropriate and qualified healthcare providers. This application has increased the speed and efficiency of our reporting system.

Revenue from Network Services as a percentage of our total revenue was approximately 21.6% in 2001, 23.1% in 2002 and 24.7% in 2003.

Care Management Services

We provide care management services designed to monitor and resolve cases involving injured or ill individuals who have been out of work, receiving healthcare, or both, for an extended period of time due to a work-related or auto incident. Our care management services include:

•	field case management;

•	telephonic case management;

•	independent medical examinations;

•	utilization management; and

•	peer reviews.

We are optimistic that we will achieve growth of our care management services due to the increased acceptance of care management techniques to help reduce the total cost of a claim and to facilitate an early return to work. We are able to identify at an early stage those cases for which cost savings may be achieved through the performance of care management services.

Field Case Management. We provide field case management services for workers’ compensation and auto injury cases through case managers working at the local level on a one-on-one basis with injured employees and their healthcare professionals, employers and insurance company adjusters. Our field case managers are located in 48 states, the District of Columbia and parts of Canada.

Our field case managers focus on coordinating case activities to enable injured or ill workers to recover and return to work as quickly and safely as possible through medical management and vocational rehabilitation services. The medical management services we offer include reviewing diagnoses, prognoses and treatment plans, coordinating the efforts of healthcare professionals, employers and insurance company adjusters, and encouraging compliance and active participation on the part of the injured or ill worker to increase the effectiveness of the medical care provided. Our vocational rehabilitation services include job analysis, work capacity assessments, labor market assessments, job placement assistance and return-to-work coordination.

Telephonic Case Management. Our telephonic case management services consist of telephonic management of workers’ compensation and auto injury claims, as well as of short-term disability, long-term disability and employee absences covered under the Family and Medical Leave Act. While similar to field case management in that telephonic case managers coordinate the efforts of individuals involved in a medical claim, telephonic case management is typically performed for claims of shorter duration. Most telephonic case management claims are completed within 30 to 90 days. Telephonic case management is an important component of early intervention that enables us to identify promptly those cases that require field case management or independent medical exams.

Independent Medical Examinations. We provide our customers with access to healthcare professionals who perform independent medical examinations to evaluate the medical condition and treatment plan of patients. We perform independent medical examination services primarily for the occupational healthcare, disability and auto industries. Through our extensive network of independent medical professionals, our customers can receive independent medical reviews for injured claimants nationwide. Our technology enables customers to make on-line referrals and check on the current status of their cases.

Utilization Management, Precertification and Concurrent Review. Customers use our precertification and concurrent review services to ensure that a physician or registered nurse reviews, and precertifies if appropriate, specified medical procedures for medical necessity and appropriateness. Our precertification and concurrent review determinations are only recommendations to the customer, and the customer’s claims adjuster makes the actual decision to approve or deny a request for medical services. After we precertify a treatment plan, we follow-up with the claimant to evaluate compliance and, as appropriate, discuss alternative treatment plans if the claimant does not respond to the initial plan.

Peer Reviews. Our peer review services consist of the review of medical files by a physician, therapist, chiropractor or other healthcare provider to determine if the care provided by other healthcare professionals appears to be necessary and appropriate.

Information Systems. Our information systems enable us to improve our performance of care management services and our communications with our customers. Our proprietary care management information systems allow immediate exchange of information among our case managers. We have recently enhanced our care management information systems to enable our customers to make on-line referrals and check on the current status of their cases.

We have also recently completed a major technology initiative that we believe will eventually streamline operations and enable business process improvement for our care management operations. This technology is based on a professional services automation product deployed to all of our field case managers. This technology enables us to eliminate numerous redundant, non-value-added activities, automate service delivery expectations for billing to customer contracts, and collect and report on a daily basis management performance information.

Our customers compensate us for our care management services on a fee-for-service basis. The fees are typically flat fees determined in advance for each type of service we perform. For some of our care management services, including field and telephonic case management, fees are typically based on the number of hours we dedicate to performing services. The fees for our independent medical examination, utilization management and peer review services vary according to the geographic location, specialty and type of medical provider performing the medical examination or review. Revenue from care management services as a percentage of our total revenue was approximately 26.7% in 2001, 29.7% in 2002 and 26.6% in 2003.

Customers

Through our nationwide network of centers, we serve employers with over 123,200 locations. We also serve more than 3,500 network services and care management customers across the United States and Canada, including major underwriters of workers’ compensation, group health, auto and disability insurance, third party administrators, healthcare payors and self-insured employers.

Although no single customer represented more than 5% of our total revenue in 2003, our two largest customers represented 4.5% and 3.8%, respectively, of our total revenue in 2003. We do not have written agreements with most of our health services customers; however, many of our network services and care management relationships are based on written agreements (most of which are terminable by either party on short notice and without penalty). We typically do not assume risk of loss in connection with the services we provide. We have no capitated arrangements. Less than 0.1% of our revenue is dependent on Medicare or Medicaid reimbursement.

Sales and Marketing

We position ourselves as a quality service provider addressing the nation’s problem of rising workers’ compensation and medical costs. Our vision is to be our customers’ most valued partner by providing innovative, knowledge-based medical and cost savings solutions based on our:

•	extensive clinical research and consistent performance of evidence-based medicine;

•	knowledge and expertise in workers’ compensation and medical costs; and

•	significant investments in technology to integrate our services and to increase productivity and efficiency in the delivery and management of healthcare services.

Our sales strategy is focused on selling our services at the national, regional and local levels. Our national sales force focuses on selling our integrated services to large, strategic accounts, including Fortune 1000 companies, third party administrators and insurance carriers and brokers. Our regional sales force focuses on regional customers and supports our national sales force at the regional level. The local sales force is also a key component of our strategy as customer decisions are often made at the local level.

As part of our marketing and sales strategy, we conduct research on medical outcomes associated with different treatment plans. Some of our research has been published in national medical journals. We also provide our existing and potential customers with reports demonstrating medical outcomes and cost savings achieved by using our services.

Quality Assurance and Corporate Compliance Program

We routinely use internal reviews to test the quality of our services. We conduct audits of compliance with special instructions by our customers, completion of activities in a timely fashion, quality of reporting, accuracy of billing and professionalism in contacts with healthcare providers. We also conduct audits on a nationwide basis for particular customers or on a local office basis by randomly selecting files for review. We generate detailed reports outlining the audit findings and providing specific recommendations for service delivery improvements. When appropriate, we conduct follow-up audits to ensure that recommendations from the initial audit have been implemented.

We have a comprehensive, company-wide corporate compliance program. The key components of our compliance program include the following:

•	a compliance officer and compliance committee responsible for oversight of our compliance program and reporting to our board of directors and the audit and compliance committee of our board of directors;

•	a code of business conduct and ethics, addressing certain legal and ethical obligations of our directors and employees;

•	employee education and training requirements;

•	an internal system for reporting employees’ concerns;

•	a hotline staffed by a third party vendor for reporting employees’ concerns anonymously;

•	an annual compliance survey distributed to certain management employees;

•	ongoing auditing and monitoring programs, including periodic risk assessments and reviews;

•	enforcement provisions if the compliance program policies are violated; and

•	periodic reporting to and oversight by our board of directors and the audit and compliance committee of our board of directors.

Competition

Health Services

The market to provide occupational healthcare services is highly fragmented and competitive. Historically, our primary competitors have typically been independent physicians, hospital emergency departments and hospital-owned or hospital-affiliated medical facilities. As managed care techniques continue to gain acceptance in the occupational healthcare marketplace, however, we believe that our competitors will increasingly consist of nationally-focused workers’ compensation managed care service companies, specialized provider groups, insurance companies, health management organizations and other significant providers of managed care products. These organizations may be significantly larger and have greater financial and marketing resources than we do. We cannot assure you that we will be able to compete effectively against these organizations in the future.

Because we believe the barriers to entry in our geographic markets are not substantial and our current customers have the flexibility to move easily to new healthcare service providers, the addition of new competitors may occur relatively quickly. Some of our contracted physicians and other healthcare providers may elect to compete with us by offering their own products and services to our customers. In addition, significant merger and acquisition activity has occurred in our industry as well as in industries that supply products to us, such as the hospital, physician, pharmaceutical, medical device and health information systems industries. If competition within our industry intensifies, our ability to retain customers or physicians, or maintain or increase our revenue growth, pricing flexibility and control over medical cost trends and marketing expenses, may be compromised.

Network Services and Care Management Services

The market for our network services and care management services is also fragmented and competitive. Our competitors include national managed care providers, preferred provider networks, smaller independent providers and insurance companies. Companies that offer one or more workers’ compensation managed care services on a national basis are our primary competitors. Additionally, we encounter pricing competition from smaller providers of out-of-network services. We also compete with many smaller vendors that generally provide unbundled services on a local level, particularly companies that have an established relationship with a local insurance company adjuster. In addition, several large workers’ compensation insurance carriers offer managed care services for their customers either by performance of the services in-house or by outsourcing to organizations like ours. If these carriers increase their performance of these services in-house, our business could be adversely affected.

Government Regulation

General

As a provider of health, network and care management services, we are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. We are also subject to laws and regulations relating to business corporations in general. In recent years, Congress and state legislatures have introduced an increasing number of proposals to make significant changes in the healthcare system. Changes in law and regulatory interpretations could reduce our revenue and profitability.

Workers’ Compensation Laws and Regulations

In performing services for the workers’ compensation industry, we must comply with applicable workers’ compensation laws. Workers’ compensation laws generally require employers to assume financial responsibility for medical costs, lost wages and related legal costs of work-related illnesses and injuries. These laws establish the rights of workers to receive benefits and to appeal benefit denials. Workers’ compensation laws generally prohibit charging medical co-payments or deductibles to employees. In addition, certain states restrict employers’ rights to select healthcare providers.

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

At present, our affiliated physicians perform health services in 25 states that have treatment-specific fee schedules with established maximum reimbursement levels. The remaining states in which we manage clinics provide for a “reasonableness” review of medical costs paid or reimbursed by workers’ compensation. When not governed by a fee schedule, we adjust our charges to the usual, customary and reasonable levels accepted by the payor.

Some states limit the ability of the employer to direct an injured employee to a specific provider to receive non-emergency workers’ compensation medical care, while other states allow the employer to direct care to a specific provider. In other states, the employee is free to receive treatment from any qualified provider the employee chooses. Even in those states where the employer is permitted to direct an injured employee to a specific provider, the employer’s ability to direct care is frequently limited only to a certain timeframe and/or to a limited group of eligible providers. States typically also mandate administrative procedures for employees who desire to change providers. In some states that typically do not permit direction of care, the employer still has the right to direct care if the employer participates in a managed care organization for workers’ compensation medical care.

Many states permit an employer to post a list of primary care physicians available to provide care to injured employees. Those states frequently place restrictions on the content of those postings, including the number and categories of providers that must be listed.

Many states have licensing and other regulatory requirements related to workers’ compensation that apply to our network services and care management business lines. Twenty-five states have enacted laws that require licensing of businesses that provide workers’ compensation medical review services. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control and dispute resolution procedures. In addition, a number of states have adopted laws regulating the operation of managed care provider networks. These laws apply to managed care provider networks having contracts with us and, in some states, to provider networks that we are affiliated with and may affiliate with in the future. To the extent that we are governed by these regulations, we may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers.

Corporate Practice of Medicine and Other Laws

We are not licensed to practice medicine. Every state in which Health Services operates limits the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Corporations generally may not exercise control over the medical decisions of physicians. Many states also limit the scope of business relationships between business entities and medical professionals, particularly with respect to fee splitting. Most state fee-splitting laws only prohibit a physician from sharing medical fees with a referral source, but some states have interpreted certain management agreements between business entities and physicians as unlawful fee-splitting. Statutes and regulations relating to the practice of medicine, fee-splitting and similar issues vary widely from state to state. Because these laws are often vague, their application is frequently dependent on court rulings and attorney general opinions.

Under the management agreements with our affiliated physician groups, the groups retain sole responsibility for all medical decisions, as well as for hiring and managing physician employees, developing operating policies and procedures, implementing professional standards and controls and maintaining malpractice insurance. We attempt to structure all of our health services operations, including arrangements with our affiliated physician groups, to comply with applicable state statutes regarding corporate practice of medicine, fee-splitting and similar issues. However, there can be no assurance:

•	that private parties, or courts or governmental officials with the power to interpret or enforce these laws and regulations, will not assert that we are in violation of such laws and regulations;

•	that future interpretations of such laws and regulations will not require us to modify the structure and organization of our business; or

•	that any such enforcement action, which could subject us and our affiliated physician groups to penalties or restructuring or reorganization of our business, will not adversely affect our business or results of operations.

Laboratory Regulation

We own a toxicology laboratory, Advanced Toxicology Network, which tests urine samples to determine drug and alcohol levels. Many of these samples are obtained from our health services operations. Our laboratory is certified by the Substance Abuse and Mental Health Services Administration and maintains licensure where required for toxicology laboratory operations.

Anti-Kickback, Physician Self-Referral and Other Fraud and Abuse Laws

A federal law commonly referred to as the “Anti-Kickback Statute” prohibits the offer, payment, solicitation or receipt of any form of remuneration to induce, or in return for, the referral of Medicare or other governmental health program patients or patient care opportunities, or in return for the purchase, lease or order of items or services that are covered by Medicare or other federal governmental health programs. Because the prohibitions contained in the Anti-Kickback Statute apply to the furnishing of items or services for which payment is made in “whole or in part,” the Anti-Kickback Statute could be implicated if any portion of an item or service we provide is covered by any of the state or federal health benefit programs described above. Violation of these provisions constitutes a felony criminal offense and applicable sanctions include imprisonment of up to five years, criminal fines of up to $25,000, civil monetary penalties of up to $50,000 per act plus three times the amount claimed or remuneration offered and exclusion from the Medicare and Medicaid programs.

Section 1877 of the Social Security Act, referred to herein as the “Stark Law,” prohibits physicians, subject to certain exceptions described below, from referring Medicare or Medicaid patients to an entity providing “designated health services” in which the physician, or an immediate family member, has an ownership or investment interest or with which the physician, or an immediate family member, has entered into a compensation arrangement. These prohibitions, contained in the Omnibus Budget Reconciliation Act of 1993, commonly known as “Stark II,” amended prior federal physician self-referral legislation known as “Stark I” by expanding the list of designated health services to a total of 11 categories of health services. The physician groups with which we are affiliated provide one or more of these designated health services. Persons or entities that violate the Stark Law are subject to denial of payment for services furnished pursuant to an improper referral, civil monetary penalties of up to $15,000 for each improper claim and exclusion from the Medicare and Medicaid programs.

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

In addition to the Anti-Kickback Statute and the Stark Law, which generally only apply to certain federal and state health care programs, as part of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Congress created five new categories of criminal federal offenses that apply to all healthcare benefit programs regardless of whether such programs are funded in whole or in part with federal funds. The five new categories of federal offenses created by HIPAA are: healthcare fraud; theft or embezzlement in connection with healthcare; false statements relating to healthcare matters; obstruction of criminal investigations of healthcare offenses; and money laundering. Violations of these provisions constitute felony criminal offenses and applicable sanctions include imprisonment and/or substantial monetary fines.

Many states also have enacted laws similar in scope and purpose to the Anti-Kickback Statute and, in more limited instances, the Stark Law, that are not limited to services for which Medicare or Medicaid payment is made. In addition, most states have statutes, regulations or professional codes that restrict a physician from accepting various kinds of remuneration in exchange for making referrals. These laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies. In states that have enacted these statutes, we believe that regulatory authorities and state courts interpreting these statutes may regard federal law under the Anti-Kickback Statute and the Stark Law as persuasive.

We believe that our operations have been structured in an attempt to comply with the Anti-Kickback Statute, the Stark Law or similar federal or state laws addressing fraud and abuse. These laws are subject to modification and changes in interpretation and have not often been interpreted by appropriate authorities in a manner applicable to our business. Moreover, these laws are enforced by authorities vested with broad discretion. We also continually monitor developments in this area. If these laws are interpreted in a manner contrary to our interpretation or are reinterpreted or amended, or if new legislation is enacted with respect to healthcare fraud and abuse, illegal remuneration or similar issues, we may be required to restructure our affected operations to maintain our compliance with applicable law. We cannot assure you that this restructuring will be possible, or, if possible, will not adversely affect our business or results of operations.

HIPAA Administrative Simplification Provisions—Patient Privacy and Security

HIPAA requires the adoption of standards for the exchange of health information in an effort to encourage overall administrative simplification and to enhance the effectiveness and efficiency of the healthcare industry. Pursuant to HIPAA, the Secretary of the Department of Health and Human Services has issued final rules concerning the privacy and security of health information, the establishment of standard transactions and code sets and adoption of a unique employer identifier and a national provider identifier. Noncompliance with the administrative simplification provisions can result in civil monetary penalties up to $100 per violation as well as criminal penalties that include fines and imprisonment. The Department of Health and Human Services Office of Civil Rights is charged with implementing and enforcing the privacy standards, while the Centers for Medicare and Medicaid Services are responsible for implementing and enforcing the security standards, the transactions and code sets standards and the other HIPAA administrative simplification provisions.

The HIPAA requirements only apply to covered entities, which include health plans, healthcare clearinghouses and healthcare providers that transmit any health information in electronic form. Our business unit that provides occupational healthcare services is a covered entity under HIPAA. In addition, our business units that provide cost containment services may be subject to HIPAA obligations through business associate agreements with our customers. We are also indirectly regulated by HIPAA as a plan sponsor of a healthcare benefit plan for our own employees.

Of the HIPAA requirements, the privacy standards and the security standards have the most significant impact on our business operations. Compliance with the privacy standards was required by April 14, 2003. The privacy standards require covered entities to implement certain procedures to govern the use and disclosure of protected health information and to safeguard such information from inappropriate access, use or disclosure. Protected health information includes individually identifiable health information, such as an individual’s medical records, transmitted or maintained in any format, including paper and electronic records. The privacy standards establish the different levels of individual permission that are required before a covered entity may use or disclose an individual’s protected health information and establish new rights for the individual with respect to his or her protected health information.

The final security rule was effective on April 21, 2003, and compliance with the security standards is required by April 21, 2005. This rule establishes security standards that apply to covered entities. The security standards are designed to protect health information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. The security standards establish a national standard for protecting the security and integrity of medical records when they are kept in electronic form.

The administrative simplification provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. We believe that we were in substantial compliance with the transaction and code set standards as of the applicable date for our compliance, October 16, 2003. The transaction standards require us to use standard code sets when we transmit health information in connection with certain transactions, including health claims and health payment and remittance advice.

Compliance with these standards has required significant commitment and action by us and we expect that it will continue to do so. Because the final regulations for the privacy standards have been effective for less than one year and final regulations for the security standards have only recently been issued, we cannot predict the total financial impact of the regulations on our operations.

Other Privacy and Confidentiality Laws

In addition to the HIPAA requirements described above, numerous other state and federal laws regulate the privacy of an individual’s health information. These laws specify the persons to whom health information can be disclosed and the conditions under which such disclosures may occur. Many states have requirements related to an individual’s right to access his own medical records, as well as requirements related to the use and content of consent or authorization forms. Also, because of employers’ economic interests in paying medical bills for injured employees and in the timing of the injured employees’ return to work, many states have enacted special confidentiality laws related to disclosures of medical information in workers’ compensation claims. These laws limit employer access to such information. To the extent state law affords greater protection of an individual’s health information than that provided under HIPAA, the state law will control.

The federal Financial Services Modernization Act, more commonly known as the Gramm-Leach-Bliley Act, sets forth requirements related to the disclosure of non-public personal financial information by financial institutions, including banks, securities firms and insurance companies. Although the statute expressly regulates the disclosure of personal financial information, some of our insurance company customers have required us to participate in their initiatives to comply with this Act.

In addition, many states have adopted some form of the National Association of Insurance Commissioners Privacy of Consumer Financial and Health Information Model Regulation, which requires that individuals elect to permit the disclosure of his health information. Where adopted, licensees of that state’s insurance department must enact procedures to secure compliance with these regulations. In addition, 22 states have adopted new security regulations that impact licensees of the state insurance department and their service providers. Many of our insurance company customers who are subject to these regulations require us to adhere to their compliance programs and procedures to satisfy their obligations under these regulations.

We anticipate that there will be more regulation in the areas of privacy and confidentiality, particularly with respect to medical information. We currently monitor the privacy and confidentiality requirements that relate to our business, and we anticipate that we may have to modify our operating practices and procedures in order to comply with these requirements.

Cost Containment Services

Many of our cost containment services, including our case management services, involve prospective or concurrent review of requests for medical care or therapy. Twenty-five states have enacted laws that require licensure, certification or other approval of businesses like ours that provide such types of workers’ compensation medical review services. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control and dispute resolution procedures. Some states waive these registration requirements for entities accredited by specified recognized agencies, such as the Utilization Review Accreditation Commission.

In addition to these licensure requirements, many states regulate various aspects of utilization review services, such as our cost containment services. Some states mandate utilization review for specified procedures or for claims exceeding stated financial limits, establish time limits for utilization review decisions, establish guidelines for the communication of utilization review decisions and provide for the appeal of utilization review decisions. Some states require case managers to be licensed. These regulations may result in increased costs of operation for us, which may have an adverse impact on our ability to compete with other available alternatives for healthcare cost control.

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

These certifications often may be obtained from the regulatory agency with primary oversight over workers’ compensation. However, some states grant certification through various other agencies, such as the department of health or department of insurance. States frequently encourage employers and payors to adopt a managed care program by permitting direction of care and case management. Because we serve as a certified managed care organization in some states and implement portions, or all, of our customers’ managed care programs on their behalf, we are subject to these certification laws.

Use of Provider Networks

Our ability to provide comprehensive healthcare management and cost containment services depends in part on our ability to contract with provider networks consisting of healthcare providers who share our objectives and to maintain our existing provider network. For some of our customers, we offer injured workers access to these provider networks. A number of states have adopted laws regulating the operation of managed care provider networks. These laws often apply to our provider network, managed care provider networks having contracts with us and, in some instances, provider networks that we may develop or acquire. To the extent these regulations apply to us, we may be subject to:

•	additional licensing requirements;

•	mandated provisions in provider contracts;

•	financial oversight; and

•	procedural standards for beneficiaries and providers.

In 2002 and 2003, several states implemented legislation requiring the inclusion of certain language in provider contracts for group health plans that related to the timing of payments, the amount to be paid under the contracts and the payment methodology. These requirements currently impact our business for the contracts that we have with providers that relate to the performance of healthcare services that are reimbursable under group health plans. In addition, these contractual requirements may be extended to care reimbursable under workers’ compensation and/or auto insurance. We may be required to amend some of our provider contracts as a result of this legislation and future legislative initiatives.

One of the procedural standards that may apply in some states is the requirement for credentialing of all network providers. For workers’ compensation, some states require that workers’ compensation providers be on pre-approved lists in order to treat workers’ compensation patients. These credentialing and licensing requirements may adversely affect our ability to expand our provider network.

In addition, approximately half of the states have some type of “any willing provider” law. These laws require networks to accept as participating providers any qualified professional who is willing to meet the terms and conditions of the network. For example, networks cannot decline a provider admission to the network because the network believes it already has a sufficient number of providers in a given specialty. In all but two instances, these laws are applicable to group health networks only and do not apply to workers’ compensation networks. These laws could impact our ability to provide access to provider networks limited to healthcare providers who share our objectives.

These additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers may adversely affect our ability to maintain or expand our operations to new markets and increase our cost of providing services.

Prompt Pay Laws

Many states are considering or have enacted legislation governing prompt payment for healthcare services. These laws generally define a process for the payment of claims and set a specific timeframe during which payors must remit payment for services rendered. Although we are not responsible for provider payment, our network and cost containment services customers typically do have that responsibility and may require assistance from us in performing our services within the prescribed time periods under these laws. Approximately half of the states have some form of prompt pay law for workers’ compensation, and an even greater number of states have implemented prompt pay laws for the provision of group health medical services.

In addition to mandating timeframes in which claims must be paid, these laws frequently define what constitutes a “clean claim.” A clean claim is a medical claim that contains all of the information deemed to be required under the law for the claim to be processed and paid. Typically, states with these laws require use of standardized forms and specify how various fields on those forms should be completed. These laws also typically detail the types of attachments that should be included with claims. If a claim is a clean claim under these requirements, then the timeframes of the prompt payment laws apply. If the claim is not “clean,” many states specify provider and payor responsibilities that must be met for proper handling of that claim. We may be subject to procedural requirements and may be responsible for the education of our customers in connection with prompt pay laws. These additional procedural requirements may increase our cost of services.

ERISA

The provision of our network services to certain types of employee health benefit plans is subject to the Employee Retirement Income Security Act, or ERISA, which is a complex set of laws and regulations subject to periodic interpretation by the Internal Revenue Service and the Department of Labor. ERISA regulates some aspects of the network services we provide for employers who maintain group health plans subject to ERISA. The Department of Labor is engaged in ongoing ERISA enforcement activities that may result in additional constraints on how ERISA-governed benefit plans conduct their activities. Changes in ERISA and judicial or regulatory interpretations of ERISA could adversely affect our business and profitability.

Environmental

We are subject to various federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the management and disposal of infectious medical waste and other waste generated at our occupational healthcare centers and the cleanup of contamination. If an environmental regulatory agency finds any of our facilities to be in violation of environmental laws, penalties and fines may be imposed for each day of violation and the affected facility could be forced to cease operations. We could also incur other significant costs, such as cleanup costs or claims by third parties, as a result of violations of or liabilities under environmental laws. Although we believe that our environmental practices, including waste handling and disposal practices, are in material compliance with applicable laws, future claims or violations, or changes in environmental laws, could have an adverse effect on our business.

Seasonality

Our business is seasonal in nature. Patient visits at our occupational healthcare centers are generally lower in the first and fourth quarters primarily because fewer occupational injuries and illnesses occur during those time periods due to plant closings, vacations, inclement weather and holidays. In addition, since employers generally hire fewer employees in the fourth quarter, the number of pre-placement physical examinations and drug and alcohol tests conducted at the centers during that quarter is further reduced. Additionally, Care Management Services’ revenue is usually lower in the fourth quarter compared to the third quarter due to the impact of vacations and holidays. Accordingly, our first and fourth quarters generally reflect lower revenue when compared to our second and third quarters. Additionally, absent the effects of business volume growth, revenue during the second half of the year is generally lower than the first.

Insurance

For 2004, our affiliated physician groups maintain medical malpractice insurance in the amount of $1.0 million each medical incident and $3.0 million per provider in the aggregate per year, with a shared aggregate of $10.0 million. We also maintain umbrella liability coverage with a liability limit of $20.0 million. We maintain a managed care organization errors and omissions liability insurance policy covering all aspects of our network and care management services. This policy has limits of $10.0 million per claim, with an annual aggregate of $10.0 million. There is an excess liability policy that provides an additional $5.0 million over the errors and omissions liability policy primary limit. We also maintain an Internet errors and omissions liability policy with a $10.0 million limit. Our directors and officers liability policy has a liability limit of $20.0 million per occurrence and in the aggregate, with an additional $10.0 million in limits provided through an excess liability policy. In addition, we maintain $1.0 million per occurrence and $3.0 million annual aggregate of commercial general liability insurance. Although we believe that our insurance coverage is adequate for our current operations, we cannot assure you that our coverage will cover all future claims or will be available in adequate amounts or at a reasonable cost.

Employees

We had approximately 10,000 employees at March 1, 2004. We have experienced no work stoppages and believe that our employee relations are good. All physicians, physical therapists and other healthcare providers performing professional services in our occupational healthcare centers are either employed by or are under contract with one of our affiliated physician groups.

Currently, none of our employees is subject to a collective bargaining agreement. However, in August 2000, several physicians employed by one of our affiliated physician groups in New Jersey petitioned the National Labor Relations Board to form a local collective bargaining unit of physicians. Although the New Jersey physicians voted on this issue in September 2000, the National Labor Relations Board has not determined the outcome of that vote. We have appealed a recent decision by the Newark, New Jersey regional National Labor Relations Board office regarding the status of the physicians and the appropriateness of their inclusion in a collective bargaining unit.

Contact Information

Our executive offices are located at 5080 Spectrum Drive, Suite 400 West, Addison, Texas 75001. Our main telephone number is (972) 364-8000, and our website address is www.concentra.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after we electronically file such reports with the Securities and Exchange Commission (the “SEC”). Reports we have filed with or furnished to the SEC are also available at the SEC’s website at www.sec.gov, as well as at its offices at 450 Fifth Street, NW, Washington, D.C. 20549. Also, our Code of Business Conduct and Ethics is available on our website. Concentra Operating was formed in June 1999. Concentra® is a registered service mark of Concentra Operating.

Risk Factors

If we cannot generate cash, we will not be able to service our indebtedness.

As of March 1, 2004, Concentra Operating’s consolidated indebtedness and accrued interest was approximately $661.6 million. Concentra Holding had an additional $57.8 million in indebtedness and accrued interest and in the event of default by Concentra Holding, Concentra Operating’s creditors could accelerate Concentra Operating’s indebtedness. Our business strategy calls for significant capital expenditures for acquisitions and development. Our ability to make payments on and to refinance our indebtedness and to fund acquisitions and development will depend on our ability to generate cash. Over the next year, we will be required to make debt payments of $3.4 million and interest payments of approximately $53.8 million.

Our substantial level of indebtedness increases the possibility that we may not generate cash sufficient to pay, when due, interest on or other amounts due in respect of our indebtedness. The degree to which we are leveraged could have other important consequences, including the following:

•	we must dedicate a substantial portion of our cash flows from operations to the payment of our indebtedness, reducing the funds available for our operations or to pursue other opportunities;

•	some of our borrowings are, and will continue to be, at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates;

•	we may be more highly leveraged than some of our competitors, which could place us at a competitive disadvantage;

•	our degree of leverage may make us more vulnerable to a downturn in our business or the economy generally;

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	our leverage may impair our ability to borrow money in the future.

Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that we will realize operating improvements on schedule or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we are unable to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing or restructuring would be possible, that any assets could be sold or, if sold, the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms.

Despite our current levels of indebtedness, we still may be able to incur substantially more debt. This could further increase the risks described above.

We may be able to incur substantial additional indebtedness in the future. Although the terms of our financing arrangements, including the indentures governing our 13.0% senior subordinated notes and our 9.5% senior subordinated notes, and the credit agreement governing our credit facility, contain restrictions on the incurrence of indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial indebtedness in compliance with these restrictions. Furthermore, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness, as defined in the applicable agreement.

The terms of our senior credit facility and the indentures governing our senior subordinated notes impose many restrictions on us.

The terms of our credit facility and the indentures governing our senior subordinated notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur or guarantee additional indebtedness or issue certain preferred stock;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make investments;

•	create liens;

•	enter into transactions with our affiliates;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with other companies or transfer all or substantially all of our assets.

Our credit facility also requires us to maintain certain financial ratios that become more restrictive over time. As a result of these covenants and ratios, we are limited in the manner in which we conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business and prevent us from fulfilling our obligations under the notes.

A failure to comply with the covenants or financial ratios contained in our credit facility could lead to an event of default. In the event of any default under our credit facility, the lenders under our credit facility will not be required to lend any additional amounts to us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, require us to apply all of our available cash to repay these borrowings or prevent us from making debt service payments on our notes, any of which could result in an event of default under the notes. An acceleration of indebtedness under the credit facility would also likely result in an event of default under the terms of any other financing arrangement we had outstanding at the time, including an event of default with respect to our 9.5% senior subordinated notes and our 13.0% senior subordinated notes. If any or all of our debt were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

If we are unable to increase our market share among national and regional insurance carriers and large, self-funded employers, our results may be adversely affected.

Our business strategy and future success depend in part on our ability to capture market share with our cost containment services as national and regional insurance carriers and large, self-funded employers look for ways to achieve cost savings. We cannot assure you that we will successfully market to these insurance carriers and employers or that they will not resort to other means to achieve cost savings. Additionally, our ability to capture additional market share may be adversely affected by the decision of potential customers to perform services offered by us internally instead of outsourcing the provision of such services. Furthermore, we may not be able to demonstrate sufficient cost savings to potential or current customers to induce them not to provide comparable services internally or to accelerate efforts to provide such services internally. If the demand for our cost containment services does not increase, our results may be adversely affected.

If we lose a significant customer, our results may be adversely affected.

Our results may decline if we lose one or more significant customers. Most of our customer contracts permit either party to terminate without cause. If one or more significant customers terminates, or does not renew or extend, their contract with us we could be adversely affected. Many organizations in the insurance industry are consolidating, which could result in the loss of one or more of our significant customers through a merger or acquisition. Several large insurers have commenced bankruptcy proceedings in the past couple of years, and one or more of our significant customers could file for bankruptcy. Additionally, we could lose significant customers due to competitive pricing pressures or other reasons. In particular, we have a number of significant customers in our network services business segment. Due to the significant fixed costs in this business segment, the loss of a significant customer could cause a material decline in our profitability and operating performance.

If we are unable to acquire or develop occupational healthcare centers in new markets, our results may be adversely affected.

If we are not successful in our acquisition and development of occupational healthcare centers, we may miss opportunities to expand our health services segment or to cross-sell our network and care management services. Our ability to acquire additional occupational healthcare centers may be limited by a lack of attractive acquisition opportunities, a shortage of acceptable properties for such use, an inability to buy or lease such properties at an acceptable price or a shortage of qualified medical personnel to staff new facilities in any particular location. In addition, if we fail to expand the reach of our provider network, we will be at a competitive disadvantage and our results may suffer.

Future acquisitions and joint ventures may use significant resources or be unsuccessful.

As part of our business strategy, we intend to pursue acquisitions of companies providing services that are similar or complementary to those that we provide in our business, and we may enter into joint ventures to operate occupational healthcare centers. These acquisitions and joint venture activities may involve:

•	significant cash expenditures;

•	additional debt incurrence;

•	additional operating losses;

•	increases in intangible assets relating to goodwill of acquired companies; and

•	significant acquisition and joint venture related expenses,

all of which could have a material adverse effect on our financial condition and results of operations.

Additionally, a strategy of growth by acquisitions and joint ventures involves numerous risks, including:

•	difficulties integrating acquired personnel and harmonizing distinct corporate cultures into our current businesses;

•	diversion of our management’s time from existing operations; and

•	potential losses of key employees or customers of acquired companies.

We cannot assure you that we will be able to identify suitable candidates or negotiate and consummate suitable acquisitions or joint ventures. Also, we cannot assure you that we will succeed in obtaining financing for any future acquisitions or joint ventures at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility or other unfavorable terms. Even if we are successful in consummating acquisitions or joint ventures, we may not succeed in developing and achieving satisfactory operating results for the acquired businesses. Further, the acquired businesses may not produce returns that justify our related investment. If our acquisitions or joint ventures are not successful, our ability to increase revenue, cash flows and earnings through future growth may be impaired.

If we incur material liabilities as a result of acquiring companies, our operating results could be adversely affected.

We may acquire companies that have material liabilities for failure to comply with healthcare laws and regulations or for other past activities. Although we maintain various types of business insurance, we do not currently maintain insurance specifically covering any unknown or contingent liabilities that may occur after the acquisition of businesses. In addition, any indemnification provisions we obtain in connection with such acquisitions may not be adequate to protect us, either because of limits or deductibles, or because of the credit quality of the indemnitor. If we incur these liabilities and are not adequately indemnified or insured for them, our operating results and financial condition could be adversely affected.

We are subject to risks associated with acquisitions of intangible assets.

Our acquisition of occupational healthcare centers and other businesses may result in significant increases in our intangible assets relating to goodwill. We regularly evaluate whether events and circumstances have occurred indicating that any portion of our goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, we may be required to reduce the carrying value of these assets.

If we are unable to manage growth, we may be unable to achieve our expansion strategy.

The success of our business strategy depends in part on our ability to expand our operations in the future. Our growth has placed, and will continue to place, increased demands on our management, our operational and financial information systems and other resources. Further expansion of our operations will require substantial financial resources and management attention. To accommodate our past and anticipated future growth, and to compete effectively, we will need to continue to implement and improve our management, operational and financial information systems and to expand, train, manage and motivate our workforce. Our personnel, systems, procedures or controls may not be adequate to support our operations in the future. Further, focusing our financial resources and management’s attention on the expansion of our operations may negatively impact our financial results. Any failure to implement and improve our management, operational and financial information systems, or to expand, train, manage or motivate our workforce, could reduce or prevent our growth.

If we are unable to leverage our information systems to enhance our outcome-driven service model, our results may be adversely affected.

To leverage our knowledge of workplace injuries, treatment protocols, outcomes data and complex regulatory provisions related to the workers’ compensation market, we must continue to implement and enhance information systems that can analyze our data related to the workers’ compensation industry. We are currently engaged in comprehensive technology transformation projects for our operating segments. We have detailed implementation schedules for these projects that require extensive involvement from our operations, technology and finance personnel. Delays or other problems we might encounter in implementation of these projects could adversely affect our ability to deliver streamlined patient care and outcome reporting to our customers.

If our data processing is interrupted or our licenses to use software are revoked, our ability to operate our business could be adversely affected.

Many aspects of our business are dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other technological problems could impair our ability to provide certain services. Some of the software that we use in our medical bill review operation is licensed from an independent third-party software company under a nonexclusive license. Termination of this license could disrupt, and could result in our inability to operate, certain aspects of our business, including our ability to review medical bills effectively, thereby adversely affecting our revenue and overall profitability. In addition, there can be no assurance that we would be able to obtain and successfully integrate any replacement software.

If competition increases, our growth and profits may decline.

The market to provide occupational healthcare services is highly fragmented and competitive. Historically, our primary competitors have typically been independent physicians, hospital emergency departments and hospital-owned or hospital-affiliated medical facilities. As managed care techniques continue to gain acceptance in the occupational healthcare marketplace, however, we believe that our competitors will increasingly consist of nationally-focused workers’ compensation managed care service companies, specialized provider groups, insurance companies, health management organizations and other significant providers of managed care products. These organizations may be significantly larger than us and have greater financial and marketing resources than we do. We cannot assure you that we will be able to compete effectively against these organizations in the future.

Because we believe the barriers to entry in our geographic markets are not substantial and our current customers have the flexibility to move easily to new healthcare service providers, the addition of new competitors may occur relatively quickly. Some of our contracted physicians and other healthcare providers may elect to compete with us by offering their own products and services to our customers. In addition, significant merger and acquisition activity has occurred in our industry as well as in industries that supply products to us, such as the hospital, physician, pharmaceutical, medical device and health information systems industries. If competition within our industry intensifies, our ability to retain customers or physicians, or maintain or increase our revenue growth, pricing flexibility, control over medical cost trends and marketing expenses may be compromised.

The market for our network services and care management services is also fragmented and competitive. Our competitors include national managed care providers, preferred provider networks, smaller independent providers and insurance companies. Companies that offer one or more workers’ compensation managed care services on a national basis are our primary competitors. We also compete with many smaller vendors that generally provide unbundled services on a local level, particularly companies that have an established relationship with a local insurance company adjuster. In addition, several large workers’ compensation insurance carriers offer managed care services for their customers, either by performance of the services in-house or by outsourcing to organizations like ours. If these carriers increase their performance of these services in-house, our business could be adversely affected.

If lawsuits against us are successful, we may incur significant liabilities.

Our affiliated physician associations and some of our employees are involved in the delivery of healthcare services to the public. We charge our customers for these services on a fee-for-service basis. In providing these services, the physicians in our affiliated physician associations, our employees and, consequently, our company are exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in significant liabilities that may exceed our insurance coverage and the financial ability of our affiliated physician associations to indemnify us. Further, plaintiffs have proposed expanded theories of liability against managed care companies as well as against employers who use managed care in workers’ compensation cases that, if established and successful, could discourage the use of managed care in workers’ compensation cases and reduce the cases referred to us for treatment or the rates we charge for our services.

Through our network services and care management services, we make recommendations about the appropriateness of providers’ proposed medical treatment plans for patients throughout the country. As a result, we could be subject to charges arising from any adverse medical consequences. Although plaintiffs have not to date subjected us to any claims or litigation related to the grant or denial of claims for payment of benefits or allegations that we engage in the practice of medicine or the delivery of medical services, we cannot assure you that plaintiffs will not make those types of claims in future litigation. We cannot assure you that our insurance will provide sufficient coverage or that insurance companies will make insurance available at a reasonable cost to protect us from significant future liability.

The increased costs of professional and general liability insurance could have an adverse effect on our profitability.

The cost of commercial professional and general liability insurance coverage has risen significantly in the past several years and this trend could continue. In addition, if we were to suffer a material loss, our costs could increase over and above the general increases in the industry. In an effort to contain the costs associated with our professional liability coverage, we are considering future use of a captive insurance program. Under this program we would retain more risk for professional liability costs, including settlements and claims expenses, than under our current third party coverage. If the costs associated with insuring our business continue to increase, it could adversely affect our business.

If the average annual growth in nationwide employment does not offset declines in the frequency of workplace injuries and illnesses, then the size of our market may decline and adversely affect our ability to grow.

Approximately 65% of our revenue in 2003 was generated from the treatment or review of workers’ compensation claims. The rate of injuries that occur in the workplace has decreased over time. Although the overall number of people employed in the workplace has generally increased over time, this increase has only partially offset the declining rate of injuries and illnesses. Our business model is based, in part, on our ability to expand our relative share of the market for the treatment and review of claims for workplace injuries and illnesses. If nationwide employment does not increase or experiences periods of decline, our ability to expand our revenue and earnings could be adversely affected. Additionally, if workplace injuries and illnesses continue to decline at a greater rate than the increase in total employment, the number of claims in the workers’ compensation market will decrease and could adversely affect our business.

We operate in an industry that is subject to extensive federal, state and local regulation, and changes in law and regulatory interpretations could reduce our revenue and profitability.

The healthcare industry is subject to extensive federal, state and local laws, rules and regulations relating to, among others:

•	payment for services;

•	conduct of operations, including fraud and abuse, anti-kickback prohibitions, physician self-referral prohibitions and false claims;

•	operation of provider networks and provision of case management services;

•	protection of patient information;

•	business, facility and professional licensure, including surveys, certification and recertification requirements;

•	corporate practice of medicine and fee splitting prohibitions;

•	ERISA health benefit plans; and

•	medical waste disposal and environmental protection.

In recent years, Congress and some state legislatures have introduced an increasing number of proposals to make significant changes in the healthcare system. Changes in law and regulatory interpretations could reduce our revenue and profitability, restrict our existing operations, limit the expansion of our business or impose new compliance requirements on our industry.

Recently, both federal and state government agencies have increased civil and criminal enforcement efforts relating to the healthcare industry. This heightened enforcement activity increases our potential exposure to damaging lawsuits, investigations and other enforcement actions. Any such action could distract our management and adversely affect our business reputation and profitability.

In the future, different interpretations or enforcement of laws, rules and regulations governing the healthcare industry could subject our current business practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services and capital expenditure programs, increase our operating expenses and distract our management. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program payments, suffer civil and criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources to respond to an investigation or other enforcement action under these laws or regulations.

Healthcare providers are becoming increasingly resistant to the application of certain healthcare cost containment techniques, which could cause revenue from our cost containment operations to decrease.

Healthcare providers have become more active in their efforts to minimize the use of certain cost containment techniques and are engaging in litigation to avoid application of certain cost containment practices. Recent litigation between healthcare providers and insurers has challenged certain insurers’ claims adjudication and reimbursement decisions. Although these lawsuits do not directly involve us or any services we provide, these cases could affect the use by insurers of certain cost containment services that we provide and could result in a decrease in revenue from our cost containment business.

Federal regulators have increased their antitrust enforcement activity with respect to certain inappropriate provider relationships, which could adversely affect our network services operations.

Healthcare providers often designate an independent third party to handle communications with healthcare payors regarding provider contracts, commonly referred to as a “messenger model.” Inappropriate uses of the “messenger model” have recently been the subject of increased antitrust enforcement activity by the Federal Trade Commission and the U.S. Department of Justice. While we are not involved in any enforcement or other action regarding our use of the messenger model, and while we believe that our use of the messenger model complies with applicable law, these enforcement actions could adversely affect our network services operations.

The managed care industry receives significant negative publicity, which could adversely affect our profitability.

The managed care industry receives significant negative publicity and has been the subject of large jury awards. This publicity has been accompanied by increased litigation, legislative activity, regulation and governmental review of industry practices. These factors may:

•	adversely affect our ability to market our products or services;

•	require us to change our products and services; or

•	increase the regulatory burdens under which we operate.

If healthcare reform intensifies competition and reduces the costs associated with workers’ compensation claims, the rates we charge for our services could decrease, negatively impacting our financial performance.

Within the past few years, several states have experienced a decrease in the number of workers’ compensation claims and the total value of claims, which we primarily attribute to:

•	improvements in workplace safety;

•	changes in the type and composition of jobs;

•	intensified efforts by payors to manage and control claim costs;

•	improved risk management by employers; and

•	legislative reforms that have reduced the number of claims and resulted in a corresponding reduction in workers’ compensation insurance premiums.

Future healthcare reform could decrease the number of claims, further increase competition or decrease the size of the market, forcing us to reduce the rates we charge for our services to compete effectively. Any rate reductions would have an adverse effect on our revenue and profitability.

If the utilization by healthcare payors of early intervention services, including our occupational healthcare, first notice of loss or injury and telephonic case management services, continues to increase, the revenue from our later stage network and care management services may be adversely affected.

The performance of early intervention services, including injury occupational healthcare, first notice of loss or injury and telephonic case management services, often results in a decrease in the average length of, and the total costs associated with, a healthcare claim. By successfully intervening at an early stage in a claim, the need for additional cost containment services for that claim can often be reduced or even eliminated. As healthcare payors continue to increase their utilization of early intervention services, the revenue from our later stage network and care management services may decrease.

Future cost containment initiatives undertaken by state workers’ compensation commissions and other third-party payors may adversely affect our financial performance.

Initiatives undertaken by state workers’ compensation commissions, major insurance companies and other payors to contain both workers’ compensation and non-injury occupational healthcare costs may adversely affect the financial performance of our occupational healthcare centers. State workers’ compensation commissions seek to control healthcare costs by reducing prescribed rates of reimbursements. Insurance companies and other third-party payors contract with hospitals and other healthcare providers to obtain services on a discounted basis. We believe that these cost containment measures may continue and, if so, would limit reimbursements for healthcare services that we provide to our customers. If state workers’ compensation commissions or payors from whom we receive payments reduce the amounts that they pay us for healthcare services, our revenue, profitability and financial condition could be adversely affected.

Proposed workers’ compensation reform legislation in California and Vermont, if adopted, may adversely affect our financial performance.

Increasing costs for health care services and medical care have caused some states to advance workers’ compensation reform proposals. One of the proposals being considered in the states of California and Vermont is twenty-four hour integrated health care, in which the coverage of traditional employer-sponsored health plans is combined with workers’ compensation coverage to provide a single insurance plan and point of entry for work-related and non-work-related health problems. Incorporating workers’ compensation coverage into conventional health plans may adversely affect the market for our services and intensify our competition.

Changes in state laws, rules and regulations, including those governing the corporate practice of medicine, fee splitting, workers’ compensation and insurance laws, rules and regulations, may affect our ability to expand all of our operations into other states and, therefore, our profitability.

State laws, rules and regulations relating to our business vary widely from state to state, and courts and regulatory agencies have seldom interpreted them in a way that provides guidance with respect to our business operations. Changes in these laws, rules and regulations may adversely affect our profitability. In addition, the application of these laws, rules and regulations may affect our ability to expand all of our operations into new states.

Workers’ compensation laws, rules and regulations are complex and vary from state to state. These laws, among other things, establish requirements for physicians providing care to workers’ compensation patients, set reimbursement levels for healthcare providers, limit or restrict the rights of employers to direct an injured employee to a specific provider and require licensing of businesses that provide medical review services. Changes in these laws, rules and regulations could adversely affect our profitability and our ability to expand our operations into new markets.

Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities like us and licensed professionals and professional organizations, particularly with respect to fee splitting between a licensed professional or professional organization and an unlicensed person or entity. Although we believe that our arrangements with our affiliated physicians and physician associations comply with applicable laws, a government agency charged with enforcement of these laws, or a private party, might assert a contrary position. If our arrangements with these physicians and physician associations were deemed to violate state corporate practice of medicine or fee splitting laws, or if new laws are enacted rendering our arrangements illegal, we and/or our affiliated physician groups would be subject to penalties and/or we could be required to restructure these arrangements, which could result in significant costs to us and affect our profitability.

In addition, state agencies regulate the managed care, auto insurance and workers’ compensation industries. Many states have enacted laws that require:

•	licensing, certification and approval of businesses that provide medical review and utilization review services;

•	certification of managed care plans;

•	managed care entities to provide reasonable access and availability of specified types of healthcare providers, care management and utilization review, return-to-work programs, quality assurance programs, the use of treatment guidelines and grievance procedures;

•	licensing of provider networks; and

•	the prompt payment of claims.

Changes in these laws, rules and regulations may also adversely affect our business and profitability.

New federal and state legislative and regulatory initiatives relating to patient privacy and new federal legislative and regulatory initiatives relating to the use of standard transaction code sets have required us and will continue to require us to expend substantial sums of money on the acquisition and implementation of new information systems, which could negatively impact our profitability.

There are currently numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, the Health Insurance Portability and Accountability Act of 1996, contains provisions that may require us to implement expensive new computer systems and business procedures designed to protect the privacy and security of each of our patient’s individual health information. Compliance with the privacy standards was required by April 14, 2003. The privacy standards require covered entities to implement certain procedures to govern the use and disclosure of protected health information and to safeguard such information from inappropriate access, use or disclosure. Protected health information includes individually identifiable health information, such as an individual’s medical records, transmitted or maintained in any format, including paper and electronic records.

The final security rule was effective on April 21, 2003 and compliance with the security standards is required by April 21, 2005. This rule establishes security standards that apply to covered entities. The security standards are designed to protect health information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure.

The administrative simplification provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. We believe that we were in substantial compliance with the transaction and code set standards as of the applicable date for our compliance, October 16, 2003. The transaction standards require us to use standard code sets when we transmit health information in connection with certain transactions, including health claims and health payment and remittance advice.

Compliance with these standards has required significant commitment and action by us and we expect that it will continue to do so. Because the final regulations for the privacy standards have been effective for less than one year and final regulations for the security standards have only recently been issued, we cannot predict the total financial impact of the regulations on our operations.

Demand for our network services could be adversely affected if our prospective network services clients are unable to implement the transaction and security standards required under HIPAA.

For some of our network services, we routinely implement electronic data connections to our customers’ locations that enable the exchange of information on a computerized basis. To the extent that our clients do not have sufficient personnel to implement the transaction and security standards required by HIPAA or to work with our information technology personnel in the implementation of our electronic interfaces, the demand for our network services could be adversely affected.

Changes in the federal Anti-Kickback Statute and Stark Law and/or similar state laws, rules and regulations could adversely affect our profitability and ability to expand our operations.

The federal Anti-Kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring items or services payable by Medicare, Medicaid or any other federally funded healthcare program. Additionally, the Anti-Kickback Statute prohibits any form of remuneration in return for purchasing, leasing or ordering or arranging for or recommending the purchasing, leasing or ordering of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The Anti-Kickback Statute is very broad in scope and existing case law and regulations have not uniformly or definitively interpreted many of its provisions. Violations of the Anti-Kickback Statute may result in substantial civil or criminal penalties, including imprisonment of up to five years, criminal fines of up to $25,000, civil monetary penalties of up to $50,000 for each violation plus three times the remuneration involved or the amount claimed and exclusion from participation in the Medicare and Medicaid programs.

The federal physician self-referral law, commonly referred to as the Stark Law, prohibits, subject to certain exceptions, a physician from making a referral of a Medicare or Medicaid beneficiary for a “designated health service” to an entity if the physician or an immediate family member has a financial relationship with the entity. Some of the services our affiliated physicians and physician associations provide include designated health services.

A violation of the Stark Law could result in repayment of amounts collected for services furnished pursuant to an unlawful referral, the imposition of civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs.

Many states have enacted laws similar to the federal Anti-Kickback Statute and, to a lesser degree, the Stark Law. These laws generally apply to both government and non-government health programs. These laws vary from state to state and have infrequently been the subject of judicial or regulatory interpretation.

Other federal healthcare fraud and abuse laws prohibit healthcare-related fraud, theft or embezzlement, false statements, obstruction of criminal investigations and money laundering. These laws apply to all healthcare programs regardless of whether such programs are funded in whole or in part with federal funds. Violations of these provisions constitute felony criminal offenses, and potential sanctions for such violations include imprisonment and/or substantial fines.

Although our operations and arrangements with our affiliated physicians and physician associations have been structured in an attempt to comply with the federal Anti-Kickback Statute or the Stark Law or similar state laws, a government agency or a private party could assert a contrary position. Additionally, new federal or state laws may be enacted that would cause our arrangements with our affiliated physicians and physician associations to be illegal or result in the imposition of fines and penalties against us.

Our senior management has been key to our growth, and we may be adversely affected if we lose any member of our senior management.

We are highly dependent on our senior management. Although we have employment agreements with each member of our senior management, we do not maintain “key man” life insurance policies on any of them. Because our senior management has contributed greatly to our growth, the loss of key management personnel or our inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on us.

Changes in insurers’ claims adjudication practices and reimbursement decisions may adversely affect our financial performance.

Recent litigation between healthcare providers and insurers has challenged the insurers’ claims adjudication practices and reimbursement decisions. Although we are not a party to any of these lawsuits, nor do they involve any of the services we provide, these types of challenges could affect insurers’ use of cost containment services.

ITEM 2. PROPERTIES

Our principal corporate office is in Addison, Texas, and we lease space in this site pursuant to a lease agreement expiring in 2005. We also maintain important divisional offices in the following locations: Naperville, Illinois; Waltham, Massachusetts; Charlestown, Massachusetts; Springfield, Massachusetts; and Franklin, Tennessee.

Except for 10 properties we own (including one building located on leased land), we lease all of our offices, including our occupational healthcare centers. We believe that our facilities are adequate for our current needs and that suitable additional space will be available to us on commercially reasonable terms as and when required.

ITEM 3. LEGAL PROCEEDINGS

We are a party to certain claims and litigation in the ordinary course of business. We are not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective December 15, 2003, David A. George was elected to the board of directors of Concentra Holding by written consent of stockholders holding 22,539,763 shares of the common stock of Concentra Holding, representing 63.4% of that company’s outstanding common stock. Mr. George was also elected Concentra Operating’s board of directors by that company’s sole stockholder as of the same date. The term of office of each of the following directors of Concentra Operating continued after December 15, 2003: John K. Carlyle, Carlos A. Ferrer, David A. George, D. Scott Mackesy, Steven E. Nelson, Richard J. Sabolik, Paul B. Queally and Daniel J. Thomas. James T. Kelly served as a director until his resignation from the board in September 2003.

During the fourth quarter of 2003, no other matter was submitted to a vote of security holders, either at a meeting of security holders or by a solicitation of consents from security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for any class of the equity securities of either Concentra Operating or Concentra Holding. Concentra Operating does not issue any of its equity securities in conjunction with an equity compensation plan. As of March 1, 2004, Concentra Holding was the only holder of Concentra Operating common stock. No dividends for Concentra Operating common stock were declared by the board of directors for the two year period ending December 31, 2003. See Item 11, “Executive Compensation,” for a discussion of Concentra Holding’s equity compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Statement of Operations Data:
Revenue	$1,050,688	$999,050	$856,903	$762,239	$690,691
Cost of services	817,325	811,436	685,918	607,579	543,768

Gross profit	233,363	187,614	170,985	154,660	146,923
General and administrative expenses	122,949	106,222	81,631	66,491	65,291
Amortization of intangibles	3,933	3,776	15,746	14,628	12,960
Unusual charges (gains)(1)	—	(1,200)	546	—	54,419
Charges for acquisition of affiliate (1)	—	—	5,519	—	—

Operating income	106,481	78,816	67,543	73,541	14,253
Interest expense, net	56,318	63,582	66,398	67,984	32,879
(Gain) loss on change in fair value of hedging arrangements(2)	(9,869)	7,589	13,602	9,586	—
Loss on early retirement of debt	7,837	7,894	—	—	—
(Income) loss on acquired affiliate, net of tax	—	—	5,833	262	(723)
Other, net	2,692	(1,275)	(3,640)	(1,931)	(391)

Income (loss) before taxes and cumulative effect of accounting change	49,503	1,026	(14,650)	(2,360)	(17,512)
Provision for income taxes	6,214	10,634	3,757	4,362	8,269

Income (loss) before cumulative effect of accounting change	43,289	(9,608)	(18,407)	(6,722)	(25,781)
Cumulative effect of accounting change, net of tax(3)	—	—	—	2,817	—

Net income (loss)	$43,289	$(9,608)	$(18,407)	$(9,539)	$(25,781)

Balance Sheet Data:
Working capital	$117,427	$102,459	$80,747	$119,649	$109,711
Total assets	874,992	850,691	853,227	676,703	680,180
Total debt	659,234	479,826	562,481	561,562	567,747
Total stockholder’s equity (deficit)	$44,010	$170,716	$86,705	$(5,329)	$(13,197)

(1)	See “Note 4, Recent Acquisitions and Unusual Charges” to the Company’s consolidated financial statements.
(2)	See “Note 2, Summary of Significant Accounting Policies” to the Company’s consolidated financial statements.
(3)	Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission (the “SEC”) in the fourth quarter of 2000, required the Company to recognize revenue from its post-payment bill review services effectively on a cash basis. Prior to adoption of this standard, the Company recognized this revenue as savings were identified for its clients. The cumulative charge recognized in 2000 from this change in accounting principle was $2.8 million, net of tax effect of $2.3 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements. See page 3 for a detailed explanation of forward-looking statements relied upon in this report. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results may differ materially from those expressed in forward-looking statements because of assumptions, risks and uncertainties, including the risk factors discussed in detail in Item 1, “Business,” including “Risk Factors.” This discussion and analysis should be read in conjunction with our audited consolidated financial statements.

Executive Summary

During 2003, our results continued to be affected by the general downturn in the national economic and business conditions present in the country since 2001. However, during the course of the year, we experienced improved operating trends that assisted us in re-establishing revenue and earnings growth as compared to prior years. Currently, due to the high concentration of our services that relate to the nation’s employed workforce, changes in employment can have a direct influence on the underlying demand for our services. Generally, Health Services is the first segment to be affected by economic downturns and upturns because it sees patients at the time of initial injury. Network Services is the second segment to experience these economic effects since it involves the review of bills generated from injury-related visits. Care Management is the final segment to be affected by changing injury trends because it generally receives referrals for service several months after the initial injury occurs.

During the year, we achieved an overall revenue growth of 5.2% due to growth in our Health Services and Network Services business segments which was partially offset by a decline in the revenue in our Care Management business segment. Our Health Services segment grew primarily due to gradual improvements in the relative visit amounts to our centers and increases in our ancillary services. Revenue in our Network Services segment grew due to an increase in the amount of gross charges being reviewed and the addition of new customer accounts and business volumes. Revenue in our Care Management Services segment continued to decline in 2003 due in part to the effects of declines in the national employment rate and the related decline in the number of workplace injuries. Additionally, we experienced revenue declines in our independent medical exams and case management services associated with client referral volume decreases due to integration of acquired operations with our own, increased competition on a regional level, and potentially due to a trend by certain insurance company clients to lengthen the amount of time prior to referring cases for independent medical exams and case management services.

Our Health Services and Network Services business segments provide higher gross and operating margins than does our Care Management Services business segment. As such, during 2003, our operating profits increased at a greater rate than our revenue growth due to the increases in our revenue from these higher margin segments and due to significant reductions in our personnel and other costs that we undertook during the fourth quarter of 2002 and early 2003. While we will continue to seek measures that will minimize our costs of doing business, in future periods our growth in operating earnings may become increasingly dependent on our ability to increase revenue.

During 2003 we also intensified our focus on working capital management and on reducing our overall cost of indebtedness. We produced $113.6 million in cash flow from operating activities in 2003, reduced our days sales outstanding on accounts receivable (“DSO”) to 58 days and successfully completed a series of refinancing transactions that included issuing $180.0 million aggregate principal amount of 9.5% senior subordinated notes and entering into a new $435.0 million senior secured term credit facility.

Overview

We were formed in 1997 by the merger of CRA Managed Care, Inc. and Occusystems, Inc. The name of our parent company after the merger was Concentra Managed Care, Inc., which we subsequently changed to Concentra Inc. (“Concentra Holding”). In 1999, Concentra Inc. was recapitalized in a transaction (the “1999 Recapitalization”) valued at approximately $1.1 billion and led by Welsh, Carson, Anderson & Stowe (“WCAS”). Immediately following the 1999 Recapitalization, 86% of Concentra Holding’s common stock was held by WCAS, 7% of Concentra Holding’s common stock was held by funds managed by Ferrer Freeman and Company, LLC (“FFC”) and 7% of Concentra Holding’s common stock was held by other investors. In order to finance the 1999 Recapitalization and to effect the repurchase of all of Concentra Holding’s then outstanding publicly-held shares, WCAS, FFC and other investors contributed approximately $423.7 million in equity financing and raised

$110.0 million of 14.0% senior discount debentures, $190.0 million of senior subordinated notes, and $375.0 million of senior term debt. Concurrent with the 1999 Recapitalization, Concentra Holding retired $327.7 million of previously outstanding convertible subordinated notes and contributed all of its operating assets, liabilities and shares in its subsidiaries, with the exception of the 14.0% senior discount debentures, to Concentra Operating Corporation (“Concentra Operating” or the “Company”) in exchange for all of our common stock. Our parent’s debt is not guaranteed by us. The 1999 Recapitalization was accounted for as a recapitalization transaction, with no changes to the historical cost basis of our parent’s or our assets or liabilities.

Business Segments

We are a leading provider of workers’ compensation and other occupational healthcare services in the United States. We offer our customers a broad range of services designed to improve patient recovery and to reduce the total costs of healthcare. The knowledge we have developed in improving workers’ compensation results for our customers has enabled us to expand successfully into other industries, such as group health and auto insurance, where payors of healthcare and insurance benefits are also seeking to reduce costs. We provide our services through three operating segments: Health Services, Network Services and Care Management Services.

Through our Health Services segment (“Health Services”) we treat workplace injuries and perform other occupational healthcare services for employers. Our services at these centers are performed by affiliated primary care physicians, as well as affiliated physical therapists, nurses and other healthcare providers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. To meet the requirements of large employers whose workforce extends beyond the geographic coverage available to our centers, we have also developed a network of select occupational healthcare providers that use our proprietary technology to benchmark treatment methodologies and outcomes achieved.

Our Network Services segment (“Network Services”) offers services designed to assist insurance companies and other payors in the review and reduction of the bills they receive from medical providers. For these services, we are primarily compensated based on the degree to which we achieve savings for our clients, as well as on a fee per bill or claims basis. This segment includes our specialized preferred provider organization, provider bill repricing and review, out-of-network bill review and first report of injury services.

Our Care Management Services segment (“Care Management Services”) offers services designed to monitor cases and facilitate the return to work of injured employees who have been out of work for an extended period of time due to a work-related illness or injury. We provide these services through field case management, telephonic case management, independent medical examinations and utilization management. These services also concentrate on monitoring the timing and appropriateness of medical care.

The following table provides certain information concerning our occupational healthcare centers:

	Year Ended December 31,
	2003	2002	2001
Centers at the end of the period (1)	250	244	244
Centers acquired during the period(2)	6	3	15
Centers developed during the period(3)	—	1	12

(1)	Does not include the assets of the centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period. The service locations at December 31, 2001 have been restated to include the 12 centers acquired from OccMed Systems, Inc. in December 2002, as our financial results have been restated to include the results of OccMed Systems, Inc. in 2001 and 2002.
(2)	Represents occupational healthcare centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period. We acquired six centers, four centers and 12 centers that were subsequently consolidated into existing centers during the years ended December 31, 2003, 2002 and 2001, respectively.
(3)	Includes the 12 centers developed by OccMed Systems, Inc. in 2001.

Significant Acquisitions

In December 2002, we acquired Em3 Corporation (“Em3”), a privately-held company located in Addison, Texas, in a transaction valued at $30.7 million. Following its inception in 2000, Em3 established a nationwide network of primary care physicians specializing in occupational healthcare, and its proprietary information systems and approach to the integration and management of workers’ compensation care attracted several large national employers as its clients. Em3’s business is complementary in nature to our businesses. Under the terms of the transaction, Concentra Holding issued approximately $30.1 million of its common stock to Em3’s equity holders through an exchange of Concentra Holding’s common stock for substantially all of the assets and liabilities of Em3. Concurrently with the closing of the acquisition, Concentra Holding contributed the assets and liabilities of Em3 to us and we subsequently repaid $0.6 million of Em3’s indebtedness to its largest stockholder, WCAS. The repayment of this indebtedness was financed through the use of cash on hand and by drawing down our existing revolving credit line.

In December 2002, we also acquired OccMed Systems, Inc. (“OccMed”), a privately-held company located in Addison, Texas, in a transaction valued at $16.6 million. OccMed, established in 2001, developed 12 occupational healthcare centers across six geographic markets in the United States. Under the terms of the transaction, Concentra Holding issued approximately $12.8 million of its common stock for OccMed’s assets and liabilities. Concurrent with this acquisition, Concentra Holding contributed the OccMed assets and liabilities to us, and we repaid $1.0 million of OccMed’s indebtedness to its largest stockholder, WCAS, and $2.8 million of other indebtedness. This repayment was financed through the use of cash on hand and by drawing down our existing revolving credit line.

Because we are controlled by our primary stockholder, WCAS, and because WCAS also owned approximately 66% of Em3 and 69% of OccMed, the acquisition accounting for both acquisitions is viewed as a reorganization of entities under common control. Accordingly, the historical costs of Em3’s and OccMed’s assets and liabilities have been utilized as if WCAS contributed its 66% and 69% respective interests in Em3 and OccMed to us at their historical cost. We accounted for the remaining 34% of Em3 and 31% of OccMed under the purchase method of accounting, whereby assets and liabilities were “stepped-up” to fair value with the remainder allocated to goodwill. The effective date of these acquisitions was December 1, 2002.

In accordance with existing accounting requirements, we accounted for these acquisitions in a manner similar to a pooling, whereby we retroactively restated our historical financial statements to consolidate the historical results of Em3 and OccMed beginning with the periods the entities were under the control of WCAS, which was 2000 for Em3 and 2001 for OccMed. The equity interests of other investors, which was 34% for Em3 and 31% for OccMed, has been reflected as a “minority interest” in our financial statements for periods prior to the date of the acquisitions. In connection with the Em3 acquisition, we expensed approximately $0.1 million in restructuring costs primarily associated with employee severance and facilities consolidation costs. This amount was expensed pursuant to the standards of entities under common control accounting, and is reflective of the proportionate ownership percentage of WCAS as applied to the total amount of restructuring liabilities that occurred in connection with the acquisition.

During 2003 we began integrating the operations and information systems of Em3 and OccMed within Health Services. This integration involves both the primary operational activities and systems associated with the provision of Em3’s and OccMed’s services, as well as the general and administrative processes of these acquired companies, including their billing and accounts receivable systems. We currently believe that there will be no appreciable reductions in the overall combined costs of our services and in general and administrative expenses as a result of this integration process.

In November 2001, we acquired all of the outstanding shares of capital stock of National Healthcare Resources, Inc. (“NHR”), a privately-held company located in New York, New York, in a transaction valued at $141.8 million. NHR, founded in 1992, provided care management and network services to the workers’ compensation and auto insurance industries nationwide. NHR’s businesses were complementary in nature to and significantly expanded our Care Management Services and Network Services businesses. In connection with this acquisition, Concentra Holding paid $84.0 million to NHR’s equity and option holders through cash payments totaling $1.0 million and an exchange of approximately 3.8 million shares of its common stock for all of the outstanding shares and share equivalents of NHR. Concurrently with the closing of the acquisition, Concentra Holding contributed the capital stock and share equivalents of NHR to our capital, and NHR repaid $57.8 million of its indebtedness. Of this

$57.8 million, (1) $19.5 million was financed through Concentra Holding’s sale of new common stock and warrants, the proceeds of which were subsequently contributed to our capital; and (2) the remainder was financed through the use of cash on hand and by drawing down our then-existing revolving credit line. Because our controlling stockholder, WCAS, owned approximately 48% of the common voting equity of NHR, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the historical costs of NHR’s assets and liabilities were utilized to the extent of WCAS’ proportionate ownership interest in NHR and the remainder of the acquisition was accounted for under the purchase method of accounting, whereby assets and liabilities are “stepped-up” to fair value with the remainder allocated to goodwill. We recognized NHR’s historical net income and loss as a non-operating item in proportion to WCAS’ investment in NHR utilizing the equity method of accounting from August 17, 1999 through October 31, 2001. NHR’s full results of operations were consolidated after November 1, 2001, the effective date of the acquisition.

In connection with the NHR acquisition, we recorded $6.0 million in asset write-downs and $6.8 million in restructuring costs, which were primarily associated with employee severance and facilities consolidation costs. Of this $12.8 million, $5.5 million was recognized in 2001 as a charge for the acquisition of an affiliate and reflects WCAS’ proportionate ownership percentage in NHR as applied to the total amount of asset write-downs and restructuring liabilities that occurred in connection with the acquisition. We recorded unusual charges of $0.5 million to reflect employee severance and facility consolidation costs associated with our facilities. We recorded the remaining $6.8 million, which was reflective of the remaining non-WCAS proportionate ownership percentage in NHR as applied to the total amount of asset write-downs and restructuring liabilities that occurred in connection with the acquisition, under the purchase method of accounting. In the last half of 2002, we recorded an additional $0.6 million to the restructuring cost accrual due primarily to increased estimates for personnel and facility termination costs.

During 2002 and 2003 we integrated the operations and information systems of NHR with our Network Services and Care Management Services segments. This integration involved both the primary operational activities and systems associated with the provision of NHR’s network and care management services, as well as the general and administrative processes of this acquired company, including its billing and accounts receivable systems.

In November 2001, we acquired all of the outstanding capital stock of HealthNetwork Systems LLC (“HNS”), a privately-held company located in Naperville, Illinois, in a transaction valued at approximately $30.9 million. HNS, founded in 1999, provides network management services such as provider bill repricing and provider data management for health plans and other payors working with multiple preferred provider organization networks. These services are complementary to our existing services. We financed this acquisition primarily through the sale of Concentra Holding’s equity. Concentra Holding exchanged this cash and other consideration for all of HNS’ capital stock. Concurrent with the closing of the acquisition, Concentra Holding contributed the capital stock of HNS and $0.8 million of cash to us, and we repaid approximately $0.8 million of HNS’ indebtedness. Steven E. Nelson, one of our directors, was the President and Chief Executive Officer of HNS at the time of the acquisition. Mr. Nelson and certain other of our directors and management owned approximately 46.1% of the equity in HNS. All of HNS’s assets, including its contracts, equipment, intangibles and goodwill, as well as all of its liabilities, were transferred to us and were recorded at fair value under the purchase method of accounting.

Results of Operations

Year ended December 31, 2003 compared with the year ended December 31, 2002

The following table provides the results of operations for years ended December 31, 2003 and 2002 ($ in millions):

	Years Ended December 31,		Change
	2003	2002	$	%
Revenue:
Health Services	$511.4	$472.0	$39.4	8.4%
Network Services	260.2	230.3	29.9	13.0%
Care Management Services	279.1	296.8	(17.7)	(5.9)%

Total revenue	$1,050.7	$999.1	$51.6	5.2%
Cost of services:
Health Services	$421.7	$406.1	$15.5	3.8%
Network Services	147.3	138.2	9.1	6.6%
Care Management Services	248.3	267.1	(18.7)	(7.0)%

Total cost of services	$817.3	$811.4	$5.9	0.7%

Gross profit:
Health Services	$89.7	$65.8	$23.9	36.4%
Network Services	112.8	92.1	20.7	22.5%
Care Management Services	30.8	29.7	1.1	3.7%

Total gross profit	$233.3	$187.6	$45.7	24.4%

Gross profit margin:
Health Services	17.5%	13.9%		3.6%
Network Services	43.4%	40.0%		3.4%
Care Management Services	11.0%	10.0%		1.0%

Total gross profit margin	22.2%	18.8%		3.4%

Revenue

The increase in revenue in 2003 was primarily due to growth in our Health Services and Network Services businesses, partially offset by decreased volumes in our Care Management Services business. Also, the revenue increase in 2003 from 2002 was partially due to a change in accounting estimate for accounts receivable reserves in the first quarter of 2002 whereby we increased contractual allowances and correspondingly reduced revenue by $5.4 million in that quarter. Following an extensive review of our accounts receivable history and collection experience using new data provided by recently implemented information systems, we determined that additional contractual allowances were required as of March 31, 2002. This increase in accounts receivable reserves related primarily to Health Services, which reduced its revenue by $7.9 million, and was partially offset by receivables reserve decreases of $1.3 million in Network Services and $1.2 million in Care Management Services.

Total contractual allowances offset against revenue during the years ended December 31, 2003 and 2002 were $64.4 million and $53.7 million, respectively. The increase was primarily due to revenue growth in our Health Services and Network Services businesses.

Health Services. Health Services’ revenue increased $31.5 million or 6.6% in 2003 from 2002 primarily due to growth in average revenue per visit. Increases in ancillary services also contributed significantly to this segment’s revenue growth as compared to the prior year. The first quarter 2002 revenue reduction of $7.9 million for the accounts receivable reserve increase also contributed to the revenue increase in 2003 from 2002. The number of total patient visits per day to our centers in 2003 increased 1.8% compared to 2002 and increased 0.9% on a same-center basis. Our “same-center” comparisons represent all centers that Health Services has operated for the previous two full years and includes the effects of any centers acquired and subsequently consolidated into existing centers. The increase in same-center visits for 2003 from 2002 relates primarily to increases in non-injury and non-illness related visits, and a slight increase in work-related injuries and illnesses visits. We believe the increase in same-center non-injury and non-illness related visits in 2003 primarily relates to stabilization in the nationwide employment trends during the third and fourth quarters of 2003, partially offsetting decreases in nationwide employment in jobs that are more prone to workplace injuries and illnesses. We have experienced some improvement in these growth trends as compared to the same-center decline of 2.2% we reported for 2002 and anticipate that these rates of growth will generally improve further once job growth rates resume to more traditional levels. For 2003 and 2002, Health Services derived 72.6% and 71.8%, respectively, of its comparable same-center net revenue from the treatment of work-related injuries and illnesses, and 27.4% and 28.2%, respectively, of its net revenue from non-injury and non-illness related medical services. Excluding on-site and ancillary services, injury-related visits constituted 50.1% and 50.5% of same-center visits in 2003 and 2002, respectively. On a same-center basis, average revenue per visit increased 2.5% in 2003 as compared to the prior year, primarily due to increases in the average prices charged for our services. We currently anticipate further price increases in our Health Services segment due to increases in the fee schedules that apply to our services in key states in which we do business. Same-center revenue was $445.1 million and $430.5 million for 2003 and 2002, respectively, while revenue from acquired and developed centers and ancillary services was $66.3 million and $41.5 million for the same respective periods.

Network Services. This segment’s revenue increased $31.1 million, or 13.6%, for 2003 from 2002 due to growth in billings. The increase for 2003 was partially offset by the $1.3 million revenue increase due to the first quarter of 2002 accounts receivable reserve decrease. Our revenue increased due to growth in services we provide to payors of workers’ compensation insurance as well as to payors of group health insurance. Increases in our workers’ compensation-based preferred provider organization and provider bill repricing and review services was the primary contributor to growth in this business segment. These increases related primarily to the addition of new customer accounts and business volumes in these lines of business. Additionally, our out-of-network medical providers’ bill review services contributed in a significant manner to this segment’s increased revenue due to growth in the amount of gross charges reviewed as compared to the prior year and the amount of savings achieved through our review of medical charges. Although we currently believe this segment will provide comparatively higher rates of growth during coming periods than our other two segments, these rates of growth could be decreased depending on our ability to maintain new customer and volume additions at current levels, due to increased price competition, and based on the nature of jurisdictional reimbursement trends for workers’ compensation injuries, particularly with respect to recent workers’ compensations fee schedule decreases enacted in the State of California.

Care Management Services. Revenue for our Care Management Services segment decreased by $16.5 million, or 5.6%, 2003 from 2002 due to lower billings. The $1.2 million revenue increase in the first quarter of 2002 for the accounts receivable reserve decrease also contributed to the 2003 revenue decline. The billing decrease was due primarily to referral declines in our case management and independent medical exams services.

Like our other business segments, we provide a majority of our Care Management Services to clients in the workers’ compensation market. In a manner similar to our other business segments, we have experienced declines in referral trends, which we believe primarily relate to the overall drop in nationwide employment and related rates of workplace injuries. Generally, Health Services is the first segment to be affected by economic downturns and upturns since it sees patients at the time of initial injury. Network Services is the second segment to be affected because it involves the review of bills generated from injury-related visits. Care Management Services is the final segment to experience the effects of changing injury trends since it generally receives referrals for service a number of months after the initial injury occurs. Accordingly, we believe a primary cause of the decline in revenue experienced in Care Management Services in 2003 is related to the effects of declines in workplace injuries that we experienced in our Health Services business during 2002. As we are currently seeing gradual improvements in the relative visit amounts in our Health Services segment, we anticipate that we could experience a similar future recovery in the rates of referrals in Case Management Services based on the degree to which employment trends stabilize and return to historical rates of growth.

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

Cost of Services

Total cost of services increased $5.9 million, or 0.7%, in 2003 from the prior year due to increased expenses in Health Services and Network Services, partially offset by decreased costs in Care Management Services. The increases in expenses relate primarily to an increase in the number of visits to our health centers and increased business volumes in our workers’ compensation-based preferred provider organization and provider bill repricing and review services. The decrease in expenses in our Care Management Services business segment relates primarily to decreased personnel headcounts from cost reduction initiatives and other factors. Primarily during the fourth quarter of 2002, we undertook several measures to reduce our overall personnel costs and other expenses. These initiatives had a favorable effect on our overall cost structure during 2003 and particularly benefited the Care Management business segment. During the summer of 2002 we had approximately 10,450 employees and, primarily due to our cost reduction initiatives, during the course of 2003 we had approximately 10,000. These reductions were partially responsible for our ability to limit the relative increase in expenses during 2003 as compared to the increase in revenue. While we will continue to seek ways to minimize our costs in future periods, given that we have not recently undertaken cost reduction efforts as significant as those implemented during the later part of 2002, our prospective cost of services will likely grow in a manner more commensurate with our growth in revenue.

Gross Profit

Due primarily to growth in the higher margin Health Services and Network Services business segments, and the benefits of cost reductions put into place during the later part of 2002, we had a significant increase in gross profit and gross profit margin in 2003 as compared to 2002.

Health Services. The primary factor in Health Services’ gross profit increase of $23.9 million in 2003 as compared to 2002 was a $14.3 million improvement in revenue, increases in ancillary services and our corresponding utilization of the fixed nature of our existing center facilities. Health Services remaining gross profit increase was a $9.6 million increase in accounts receivable reserves related to the change in accounting estimate in the first quarter of 2002, consisting of a $7.9 million reduction in revenue and a $1.7 million increase in cost of services.

Network Services. Network Services’ gross profit and gross profit margin increases in 2003 from 2002 were primarily due to revenue growth in 2003 and the relatively fixed nature of this segment’s expenses. This segment’s gross profit increase for 2003 compared 2002 was partially offset by the $1.3 million accounts receivable adjustment in the first quarter of 2002.

Care Management Services. The slight increases in 2003 gross profit and gross profit margin were due to the $1.2 million accounts receivable reserve adjustment in the first quarter of 2002, partially offset by reductions in costs in excess of the declines in revenue.

General and Administrative Expenses

General and administrative expenses increased 15.7% in 2003 to $122.9 million from $106.2 million in 2002, or 11.7% and 10.6% as a percentage of revenue for 2003 and 2002, respectively. The increase in general and administrative expenses during 2003 was primarily due to increased compensation and benefits costs, as well as higher costs associated with depreciation and property and casualty insurance. Additionally, the increase for 2003 from 2002 was affected by a $3.9 million reduction in employee benefits in the first quarter of 2002 associated with a reduction in the amount of employee contributions we matched in our defined contribution plan as compared to prior years.

Interest Expense, Net

Interest expense decreased $7.3 million in 2003 to $56.3 million from $63.6 million in 2002. This decrease was primarily due to the termination of our interest rate collars in August 2003, the redemption of $47.5 million of our 13.0% senior subordinated notes in July 2002 and the prepayment of $25.0 million of our previous credit facility (the “Previous Credit Facility”) in November 2002, slightly offset by the additional $180.0 million of 9.5% senior subordinated notes (“9.5% Subordinated Notes”) issued in the later half of 2003. As of December 31, 2003, approximately 50.6% of our debt contained floating rates. Rising interest rates would negatively impact our results. See “Liquidity and Capital Resources” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Interest Rate Hedging Arrangements

In 2003 and 2002, we used interest rate collars to reduce our exposure to variable interest rates and because our previous credit agreement required them. These collars generally provided for certain ceilings and floors on interest payments as the three-month LIBOR rate increased and decreased, respectively. The changes in fair value of this combination of ceilings and floors were recognized each period in earnings. We recorded a gain of $9.9 million in 2003 as compared to a loss of $7.6 million in the prior year. The computation of these gains and losses was based upon the change in the fair value of our interest rate collar agreements. The earnings impact from these gains and losses resulted in non-cash charges or credits and did not impact cash flows from operations or operating income. There had been periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. In August 2003, we completed a series of refinancing transactions, which included terminating our hedging arrangements. The costs related to recognizing changes in their fair value were charged to expense in the third quarter of 2003. For a further discussion of the refinancing transactions, see “Liquidity and Capital Resources.”

Early Retirement of Debt

In August 2003, we terminated our previous credit facility in connection with a series of refinancing transactions. In accordance with Statement of Financial Accounting Standards No. (“SFAS”) 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”), we included in income from continuing operations $7.8 million of debt extinguishment costs in the third quarter of 2003 for the write-off of related deferred financing fees and other expenses. For a discussion of the refinancing transactions, see “Liquidity and Capital Resources.” For a further discussion of our debt, see “Note 5, Revolving Credit Facility and Long-Term Debt” in our audited consolidated financial statements.

Provision for Income Taxes

We recorded tax provisions of $6.2 million and $10.6 million in 2003 and 2002, respectively, which reflected effective tax rates of 12.6 % and 1,036.5%, respectively. The effective rate differed from the statutory rate primarily due to the impact of state income taxes and the release of the deferred income tax valuation allowance. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate in 2004. Due to our recent refinancing transactions and other factors, we have determined that the valuation allowance against our deferred income tax assets is no longer required. This determination was made in the fourth quarter of 2003. Accordingly, during the quarter, we recorded a one time benefit of approximately $4.0 million in our income tax provision associated with the reversal of the deferred income tax valuation allowance. For a further discussion of income taxes, see “Note 7, Income Taxes” in our audited consolidated financial statements.

Year ended December 31, 2002 compared with the year ended December 31, 2001

The following table provides the results of operations for years ended December 31, 2002 and 2001 ($ in millions):

	Years Ended December 31,		Change
	2002	2001	$	%
Revenue:
Health Services	$472.0	$443.3	$28.7	6.5%
Network Services	230.3	185.3	45.0	24.3%
Care Management Services	296.8	228.3	68.5	30.0%

Total revenue	$999.1	$856.9	$142.2	16.6%
Cost of services:
Health Services	$406.1	$375.5	$30.6	8.1%
Network Services	138.2	110.2	28.0	25.4%
Care Management Services	267.1	200.2	66.9	33.4%

Total cost of services	$811.4	$685.9	$125.5	18.3%
Gross profit:
Health Services	$65.8	$67.8	$(2.0)	(2.9)%
Network Services	92.1	75.1	17.0	22.6%
Care Management Services	29.7	28.1	1.6	5.7%

Total gross profit	$187.6	$171.0	$16.6	9.7%

Gross profit margin:
Health Services	13.9%	15.3%		(1.4)%
Network Services	40.0%	40.5%		(0.5)%
Care Management Services	10.0%	12.3%		(2.3)%

Total gross profit margin	18.8%	20.0%		(1.2)%

Revenue

The increase in revenue was due to growth in all of our segments. While Network Services and Care Management Services reflected significant growth in their reported revenue during the year, these revenue increases were largely due to our acquisition of NHR and, to a lesser extent, the effects of our acquisition of HNS, both of which occurred in November 2001.

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

Health Services. Health Services’ revenue in 2002 increased $36.6 million, or 8.3%, due to the acquisition and development of centers, as well as growth in our on-site and ancillary services. This increase was partially offset by the effect of the $7.9 million accounts receivable reserve adjustment. The full year impact of the 15 centers acquired in 2001 and the 12 centers developed during 2001, as well as the three centers acquired during 2002, contributed to the revenue growth. A number of these centers were subsequently consolidated with other centers we previously owned in the same markets. The number of total patient visits per day to our centers in 2002 increased 3.6% compared with 2001 and decreased 2.2% on a same-center basis. For the years ended December 31, 2002 and 2001, Health Services derived 71.4% and 71.1% of its comparable same-center net revenue from the treatment of work-related injuries and illnesses, respectively, and 28.6% and 28.9% of its net revenue from non-injury and non-illness related medical services, respectively. Excluding on-site and ancillary services, injury-related visits constituted 49.9% of same-center visits in 2002, as compared to 51.4% for 2001. The slight increase in non-injury related visits in 2002 as compared to the prior year was primarily due to an increase in the number of new hires made by our clients in 2002, mainly in the last half of the year, as compared to 2001, as well as hiring by new customers added during 2002. The new hires activity affected the number of pre-employment drug screens and physical exams performed. In 2002, we experienced decreases in injury visits as compared to the prior year due primarily to a decline in the number of injuries occurring in our clients’ workplaces. On a same-center basis, average revenue per visit increased 1.3% for 2002 as compared to 2001, primarily due to increases in the average prices charged for our services, partially offset by a smaller percentage of our visits being injury visits in 2002. The average fees charged for injury visits are generally higher than those charged for non-injury related visits. Same-center revenue was $396.5 million and $378.0 million for 2002 and 2001 respectively, while revenue from acquired and developed centers and ancillary services was $83.4 million and $65.3 million for the same respective periods.

Network Services. The increase in Network Services’ revenue was primarily attributable to our acquisitions of NHR and HNS in November 2001. Additionally, we experienced growth in our out-of-network bill review services. This growth was primarily due to an increase in the amount of gross charges reviewed as compared to the prior year and the amount of savings achieved through our review of medical charges.

Care Management Services. Revenue growth for Care Management Services was due primarily to our NHR acquisition in November 2001. Revenue from existing customers experienced a slight decline from the prior year. Like our two other business segments, a majority of our Care Management Services are provided to clients in the workers’ compensation market. In a manner similar to our other business segments, we have experienced declines in referral trends, which we believe primarily relate to the overall drop in nationwide employment and related rates of workplace injuries. Generally, Health Services is the first segment to be affected by economic downturns and upturns since it sees patients at the initial time of injury. Network Services is the second segment to be affected since it involves the review of bills generated from injury-related visits. Care Management Services is the final segment to experience the effects of changing injury trends since it generally receives referrals for service a number of months after the initial injury occurs. Accordingly, we believe a primary cause of the decline in revenue experienced in Care Management Services in 2002 was related to the effects of declines in workplace injuries that we first experienced in the Health Services business during 2001.

In addition to the economic effects described above, we encountered, to a lesser extent, some revenue declines in our independent medical exams services associated with client referral volume decreases due to the integration of NHR’s operations with our own.

Cost of Services

The increase in total cost of services in 2002 from 2001 was primarily due to the acquisition of NHR and HNS in November 2001. Additionally, adjustments to the accounts receivable reserve in the first quarter of 2002 contributed to this increase. As part of the review of our accounts receivable history and collection experience, Health Services recorded an adjustment of $1.7 million in the first quarter of 2002 to increase its bad debt reserves.

Gross Profit

The increase in the gross profit was primarily due to the acquisitions of NHR and HNS in November 2001. The decrease in the gross profit margin was due primarily to revenue increases in Care Management and Network Services that did not proportionately offset the increases in our cost of services. The decrease in our gross profit percentage was also due to the change in our accounting estimate for accounts receivable reserves in the first quarter of 2002.

Health Services. Health Services’ gross profit decreased $2.0 million to $65.8 million in 2002 from $67.8 million in 2001, and its gross profit margin decreased by 1.4% to 13.9% from 15.3% for the same periods. The primary factor in this gross profit decrease for 2002 was a $9.6 million increase in accounts receivable reserves related to the change in accounting estimate in the first quarter of 2002, consisting of a $7.9 million reduction in revenue and a $1.7 million increase in cost of services. Health Services’ offsetting gross profit increase of $7.6 million was primarily due to improved revenue and the comparative improvement in the year-to-year performance of Em3 and OccMed.

Network Services. Network Services’ gross profit increase in 2002 from 2001 was primarily related to the acquisition of NHR in 2001. The slight decrease in the gross margin was due to higher proportionate growth in cost of services over the growth in revenue.

Care Management Services. Care Management Services’ gross profit increase in 2002 from 2001 was primarily due to the 2001 acquisition of NHR. Decreases in our comparative gross margin related primarily to reductions in revenue for which there were not corresponding reductions in costs. Additionally, costs within Care Management Services, and to a lesser extent in Network Services, were also affected during the year due to an increase in the staffing levels and physician costs associated with services provided to our auto insurance clients. These cost increases reflect both the expansion of the business in markets where we are seeking new business as well as increases in service levels to existing customer accounts. During the latter part of the third quarter and throughout the fourth quarter of 2002, we evaluated and implemented various cost reduction initiatives in an effort to lower the cost structure of our case management services and independent medical exams businesses.

General and Administrative Expenses

General and administrative expenses for 2002 were $106.2 million, or 10.6% of revenue, compared to $81.6 million, or 9.5% of revenue, for 2001. This increase was primarily due to the acquisitions of NHR and HNS in 2001. Partially offsetting this increase was a 2002 decrease in general and administrative expenses related to a $2.4 million reduction in employee benefits associated with a reduction in the amount of employee contributions we matched in our defined contribution plan as compared to prior years. This decrease in expenses was offset by $2.1 million in expenses associated with the separation of our former chief operating officer, certain other officers and division management.

Amortization of Intangibles

Amortization of intangibles decreased in 2002 to $3.8 million from $15.7 million in 2001, or 0.4% and 1.8% as a percentage of revenue for 2002 and 2001, respectively. This decrease was primarily the result of the implementation of SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) on January 1, 2002, which discontinued the amortization of goodwill and intangible assets with an indefinite life, partially offset by the amortization of other intangibles associated with the NHR acquisition in November 2001.

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

Interest Expense, Net

Interest expense decreased $2.8 million in 2002 to $63.6 million from $66.4 million in 2001. This decrease was due primarily to lower interest rates in 2002 and the redemption of $47.5 million of our existing 13.0% senior subordinated notes in July 2002. As of December 31, 2002, approximately 70.2% of our debt bore interest at floating rates.

Interest Rate Hedging Arrangements

In 2002 and 2001, we used interest rate collars to reduce our exposure to variable interest rates and because our previous credit agreement required them. These collars generally provided for certain ceilings and floors on interest payments as the three-month LIBOR rate increased and decreased, respectively. The changes in fair value of this combination of ceilings and floors were recognized each period in earnings. We recorded a loss of $7.6 million in 2002, as compared to a loss of $13.6 million for 2001. These losses were based upon the change in the fair value of our interest rate collar agreements. This earnings impact and any subsequent changes in our earnings as a result of the changes in the fair values of the interest rate collars were non-cash charges or credits and did not impact cash flows from operations or operating income. In August 2003, we completed a series of refinancing transactions, which included terminating our hedging arrangements. For a further discussion of the refinancing transactions, see “Liquidity and Capital Resources.”

Early Retirement of Debt

We redeemed $47.5 million of our existing 13.0% senior subordinated notes in July 2002 and prepaid $25.0 million of our previous senior term debt in November 2002. In accordance with SFAS 145, we included in income from continuing operations $7.4 million and $0.5 million of debt extinguishment costs in the third and fourth quarters of 2002, respectively. These costs were comprised of $6.2 million premium over the face amount of the redeemed existing 13.0% senior subordinated notes and $1.7 million of related existing deferred financing fees and other expenses.

Provision for Income Taxes

We recorded tax provisions of $10.6 million and $3.8 million in 2002 and 2001, which reflected effective tax rates of 1,036.5% and (25.6%) respectively. The effective rate differed from the statutory rate primarily due to the impact of state income taxes and the deferred income tax valuation allowance. For a further discussion of income taxes, see “Note 7, Income Taxes” in our audited consolidated financial statements.

Unusual Charge Reserves

In connection with the NHR acquisition in November 2001, we recorded $6.0 million in asset write-downs and $6.8 million in restructuring costs, which were primarily associated with employee severance and facilities consolidation costs. Of this $12.8 million, $5.5 million was recognized in 2001 as a charge for the acquisition of affiliate and was reflective of WCAS’ proportionate ownership percentage in NHR as applied to the total amount of asset write-downs and restructuring liabilities that occurred in connection with the acquisition. Unusual charges of $0.5 million were recorded to reflect employee severance and facility consolidation costs associated with our facilities. The remaining $6.8 million, which was reflective of the remaining proportionate ownership percentage in NHR as applied to the total amount of asset write-downs and restructuring liabilities that occurred in connection with the acquisition, were recorded under the purchase method of accounting. In the last half of 2002, we recorded an additional $0.6 million to the restructuring cost accrual due to a change in estimates. Through December 31, 2003, we used $6.0 million associated with asset write-downs, and we paid approximately $0.9 million for professional fees and services, including investment banking, legal, accounting and regulatory fees, $3.4 million in facility consolidations, $2.0 million in costs related to personnel reductions and $0.1 million for other unusual costs. At December 31, 2003, approximately $1.0 million of the unusual cost accrual remained for facility obligations with terms expiring through 2006, costs related to personnel reductions and other unusual charges. We anticipate that the majority of the liability will be paid over the next 12 months.

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

During 2003 and 2002, we acquired a total of nine occupational healthcare centers, as well as the 12 centers obtained in the acquisition of substantially all of the assets and liabilities of OccMed. During this time we also acquired Em3. We currently believe we will consummate some acquisitions of centers in small transactions through our Health Services segment during 2004.

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenue and expenses. Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base these determinations upon the best information available to us during the period in which we are accounting for our results. Our estimates and assumptions could change materially as conditions within and beyond our control change or as further information becomes available. Further, these estimates and assumptions are affected by management’s application of accounting policies. Changes in our estimates are recorded in the period the change occurs. Our critical accounting policies include:

•	revenue recognition;

•	contractual and bad debt allowances;

•	deferred income tax asset valuation allowance;

•	goodwill and other intangible assets;

•	professional liability insurance claims, and

•	acquired assets and liabilities.

The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities. A full description of all of our significant accounting policies is included in “Note 2, Summary of Significant Accounting Policies” in our audited consolidated financial statements.

Revenue Recognition

We generally recognize revenue when there is persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. We reduce revenue for estimated contractual allowances and record any amounts invoiced to the customer in advance of service performance as deferred revenue. We recognize this revenue as the services are performed. The amount of deferred revenue, which is included in accrued liabilities, was $7.3 million and $0.2 million as of December 31, 2003 and 2002 respectively. In addition to the aforementioned general policy, the following are the specific revenue recognition policies of each segment of our operations.

Health Services. Health Services consists of two primary components: (1) workers’ compensation injury care and related services; and (2) non-injury healthcare services related to employer needs or statutory requirements. We recognize revenue for both of these services as the services are performed. The provider reimbursement methods for workers’ compensation injury care and related services vary on a state-by-state basis. Currently, 40 states have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are determined by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In the states without fee schedules, healthcare providers are reimbursed based on usual, customary and reasonable fees charged in the particular state in which the services are provided. We include billings for services in states with fee schedules in revenue net of allowance for estimated differences between list prices and allowable fee schedule rates. We record adjustments to the allowance based on final payment from the states upon settlement. We record the net revenue amount as accounts receivable.

Network Services. We derive a significant portion of our Network Services’ revenue from the review and repricing of provider invoices to determine the appropriate amount of reimbursement to be paid by insurers, third-party administrators and other payors of healthcare costs. Our fees are normally based on the number of charges reviewed, or a percentage of the discounts from original invoiced amounts that we determine. We recognize this portion of our Network Services revenue as the services are performed and we record contractual allowances to reduce the revenue recorded for these services based upon an estimate of credits and chargebacks. A smaller portion of Network Services revenue relates to retrospective, or “post-payment,” bill review services. We recognize revenue from our post-payment bill review services when cash is collected because that is when our sales price becomes determinable.

Care Management Services. We recognize revenue for our case management and independent medical examinations businesses as the services are performed.

Contractual and Bad Debt Allowances

We estimate potential contractual and bad debt allowances relative to current period service revenue. We analyze historical collection adjustment experience when evaluating the adequacy of the contractual and bad debt allowances. We must make significant management judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our past experience will be indicative of future periods. Although we consider future projections when estimating contractual and bad debt allowances, we ultimately make our decisions based on the best information available to us at that time. Our provision for contractual and bad debt allowances amounted to $76.6 million and $69.6 million in 2003 and 2002 respectively. The increase in our provision for contractual and bad debt allowances was due to growth in revenue, and allowances related to the liquidity and recoverability concerns related to certain customers. Our accounts receivable balance was $170.4 million, net of contractual and bad debt allowances of $46.2 million as of December 31, 2003. For a further discussion of contractual and bad debt allowances, see “Note 2, Summary of Significant Accounting Policies” in our audited consolidated financial statements.

Deferred Income Tax Asset Valuation Allowance

Deferred income tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of our deferred income tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and tax credit carryforwards. We evaluate the recoverability of the deferred income tax assets and associated valuation allowance on a regular basis. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We evaluate a variety of factors on a regular basis to determine the amount of deferred income tax assets to recognize in the financial statements, including our recent earnings history, projected future taxable income, the number of years our net operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and available tax planning strategies. Based upon our recent operating history and other factors, management determined that it is more likely than not that our deferred income tax assets will be realized. Accordingly, the valuation allowance recorded for deferred income tax assets was no longer required as of December 31, 2003.

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

Under generally accepted accounting principles, we are required to write down our intangible assets if they are determined to be impaired. Under current accounting standards, an impairment of an intangible asset is considered to have occurred when the estimated undiscounted future cash flows related to the assets are less than the carrying value of the asset. Estimates of future cash flows involve consideration of numerous factors, depending upon the specific asset being assessed. Relevant factors in this assessment include estimates of future market growth rates, service acceptance and lifecycles, selling prices and volumes, responses by competitors, service delivery costs and assumptions as to other operating expenses. When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The value of these projected discounted cash flows could be subject to change based on differences in the assumptions noted above. Our net identifiable intangible assets and goodwill amounted to $483.8 million as of December 31, 2003.

In 2002, SFAS 142, Goodwill and Other Intangible Assets, became effective and, as a result, we ceased amortizing our goodwill. We recorded approximately $14.8 million of amortization on these amounts during 2001. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. Under SFAS 142, we were required to test all existing goodwill and indefinite life intangibles for impairment on a reporting unit basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the component level), discrete financial information is prepared and regularly reviewed by management, and the businesses are not otherwise aggregated due to having certain common characteristics, in which case such component is the reporting unit. We use a fair value approach to test goodwill and indefinite life intangibles for impairment. We recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill and indefinite life intangibles exceeds its fair value. We established fair values using projected cash flows. When available and as appropriate, we used comparative market multiples to corroborate projected cash flow results. We completed our initial review during the second quarter of 2002 and our annual impairment tests in the third quarters of 2002 and 2003. We did not record an impairment charge upon completion of these reviews. However, the fair value of Care Management Services exceeded its carrying value by approximately 22% for the third quarter of 2003 impairment test, due primarily to this reporting unit’s recent performance trends. A non-cash goodwill impairment charge to income may be incurred for this reporting unit in a future period if there is a modest decrease in future earnings.

Professional Liability Insurance Claims

We operate, along with virtually all healthcare providers, in an environment with medical malpractice and professional liability risks. The entire primary care segment of the healthcare industry is experiencing a dramatic increase in professional liability costs because of the volume of claims and the large legal settlements based on alleged negligence in providing healthcare. Allowances for professional liability risks were $6.1 million at December 31, 2003. We base our provisions for losses related to professional liability risks upon actuarially determined estimates that incorporate appropriate discount rates. Loss and loss expense allowances represent the present value of the estimated ultimate net cost of all reported and unreported losses incurred. We estimate the allowances for unpaid losses and loss expenses using individual case-basis valuations and statistical analyses. Trends in loss severity and frequency affect these estimates. We continually review and record adjustments for these estimates as experience develops or new information becomes known. Current operating results include the changes to the estimated allowances. Due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed our estimates.

Acquired Assets and Liabilities

Our business has grown in part through several strategic acquisitions over the last few years. During 2002 and 2003, we acquired a total of nine occupational healthcare centers, Em3 and OccMed. Except as discussed in “Note 4, Recent Acquisitions and Unusual Charges” in our audited consolidated financial statements, the individual assets and liabilities of each acquired company were recorded at fair value, reflecting amounts for tangible assets and liabilities, and intangible assets.

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

Under SFAS 142, goodwill and indefinite life intangible assets, such as our trademarks, are no longer amortized, but are subject to annual impairment tests. Impairment testing may be more frequent if there are interim “triggering” events, such as adverse revenue trends or adverse economic conditions. Other intangible assets with finite lives, such as customer lists and non-compete agreements, will continue to be amortized over their useful lives. In addition, assembled workforce is no longer defined as an acquired intangible asset under SFAS 141. Accordingly, we reclassified assembled workforce to goodwill in the first quarter of 2002 and, effective January 1, 2002, ceased amortizing goodwill and assembled workforce. Had SFAS 142 been utilized beginning January 1, 2001, our pre-tax income would have increased by $14.8 million, which was the 2001 goodwill amortization expense charged to earnings under accounting standards in effect at the time. We completed the transitional and annual goodwill impairment tests in 2002 and 2003 and determined that no impairment existed at that time. However, our future earnings may periodically be affected in a materially adverse manner should particular segments of our goodwill balances become impaired pursuant to the valuation methodology.

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

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 concludes that gains or losses from debt extinguishments used as part of a company’s risk management strategy should not be classified as an extraordinary item, effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, effective for transactions occurring after May 15, 2002. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions, effective for financial statements issued on or after May 15, 2002. We adopted the provisions of this pronouncement for all related transactions in the second quarter of 2002. This adoption did not have a significant impact on our consolidated financial statements. We redeemed $47.5 million of our existing 13.0% senior subordinated notes in July 2002 and prepaid $25.0 million of our senior term indebtedness in November 2002. Additionally, we terminated our previous credit facility in the third quarter of 2003. In accordance with SFAS 145, the related losses from debt extinguishment were included in income from continuing operations in the respective periods of 2002 and 2003. For a further discussion, see “Note 5, Revolving Credit Facility and Long-Term Debt,” in our audited consolidated financial statements.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our results of operations and financial position, as our previous credit agreement prohibited, and our existing credit agreement prohibits, these types of guarantees.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock options. For the disclosures required by SFAS 148, see “Note 10, Stock Option Plans” in our audited consolidated financial statements.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 was generally effective for contracts entered into or modified after June 30, 2003 and did not have an impact on our financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Instruments with Characteristics of Both Liability and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify any financial instrument within its scope that may have previously been reported as equity as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 did not have an impact on our financial statements.

In December 2003, FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), replacing the original interpretation issued in January 2003. FIN 46R requires certain entities to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to received expected returns. Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities. The provisions of FIN 46R must be immediately applied for variable interest entities created after January 31, 2003 and for variable interests in entities commonly referred to as “special purpose entities.” For all other variable interest entities, implementation is required by March 31, 2004. We do not have any variable interest entities.

Liquidity and Capital Resources

On August 13, 2003, we completed a series of refinancing transactions that included issuing $150.0 million aggregate principal amount of 9.5% Subordinated Notes and entering into a new $435.0 million senior secured term credit facility (the “New Credit Facility”). The New Credit Facility consists of a $335.0 million term loan facility (the “New Term Loan”) and a $100.0 million revolving loan facility (the “New Revolving Credit Facility”). We used the proceeds from the 9.5% Subordinated Notes offering and the New Credit Facility together with cash on hand to: (1) repay the $335.2 million of outstanding indebtedness under our Previous Credit Facility; (2) terminate previously existing interest rate hedging arrangements valued at $23.6 million; (3) transfer $141.2 million of cash proceeds to Concentra Holding to enable it to redeem a portion of its 14.0% senior discount debentures; (4) pay $4.6 million of accrued interest on the Previous Credit Facility and hedging arrangements; and (5) pay approximately $11.4 million of related fees and expenses. In connection with the termination of the Previous Credit Facility, we recorded approximately $7.8 million of debt extinguishment costs in the third quarter of 2003 for the write-off of related deferred financing fees and other expenses. On October 14, 2003, we completed an exchange offer in which we exchanged the 9.5% Subordinated Notes for notes that were registered under the Securities Act of 1933.

On November 20, 2003, we issued an additional $30.0 million aggregate principal amount of our 9.5% Subordinated Notes. These notes were issued at 106.5% of their face value, resulting in the receipt of $2.0 million in additional gross proceeds. We used these proceeds together with cash on hand to: (1) transfer $52.8 million of cash proceeds to Concentra Holding to enable it to redeem all of its remaining outstanding 14.0% senior discount debentures; and (2) pay approximately $1.8 million of related fees and expenses. Additionally, Concentra Holding extended the maturity of its $55.0 million bridge loan from June 24, 2004 to March 31, 2005.

Cash Flows from Operating Activities. Cash flows from operating activities provided $113.6 million, $56.0 million and $79.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in cash flows from operating activities in 2003 as compared to 2002 was primarily a result of increased operating income and an increase in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable and prepaid expenses and other assets. During 2003, $21.4 million of cash was provided by changes in working capital, related to increased accounts payable and accrued liabilities of $32.5 million, partially offset by increased accounts receivable of $2.1 million and increased prepaid expenses and other assets of $9.0 million. Prepaid expenses and other assets increased primarily due to the timing of certain payments, and accounts receivable increased primarily due to continued and seasonal revenue growth. Accounts payable and accrued expenses increased due to the timing of certain payments and an increase of $7.1 million in deferred revenue. During 2002, $10.7 million of cash was provided by changes in working capital, primarily related to decreased accounts receivable of $13.1 million and decreased prepaid expenses and other assets of $6.4 million, partially offset by decreased accounts payable and accrued expenses of $8.8 million. The 2002 decrease in net accounts receivable primarily relates to a $7.1 million net adjustment to increase contractual and bad debt allowances in the first quarter of 2002 and other increases to contractual and bad debt allowances. The first quarter 2002 adjustment was a result of the change in accounting estimate for accounts receivable reserves discussed earlier. During 2002, accounts payable and accrued expenses decreased due to the timing of certain payments, including payment of accrued interest on our debt. During 2001, $29.8 million of cash was provided by changes in working capital, primarily related to an increase in accounts payable and accrued expenses of $16.2 million, as well as decreases in prepaid expenses and other assets of $11.8 million and accounts receivable of $1.8 million. Accounts payable and accrued expenses increased and prepaid expenses and other assets decreased primarily due to the timing of certain payments, including the payment of accrued interest on our debt and payroll-related items, while accounts receivable decreased due to improved collections. One of our financial objectives is to minimize the amount of net working capital necessary for us to operate. We believe that through these efforts, we may be able to generally reduce our overall borrowing requirements. Accordingly, we strive to improve the speed at which we collect our accounts receivable and to maximize the duration of our accounts payable.

Our DSO on accounts receivable was 58 days at December 31, 2003, as compared to 62 days as of December 31, 2002 and 73 days as of December 31, 2001. We calculated DSO based on accounts receivable, net of allowances, divided by the average revenue per day for the prior three months. The decrease in the DSO in 2003 from 2002 and 2001 was primarily due to our increased focus on collections and increased allowances on accounts receivable.

In 2003, we paid approximately $1.2 million related to unusual charges that occurred in the fourth quarter of 1998, third quarter of 1999, fourth quarter of 2001, and fourth quarter of 2002. At December 31, 2003, approximately $1.0 million of the accrual for these unusual charges remained for facility lease obligations, personnel reduction costs and other payments. We anticipate that the majority of this liability will be paid over the next 12 months.

Cash Flows from Investing Activities. In 2003, we used net cash of $6.2 million in connection with acquisitions and $29.6 million to purchase property, equipment and other assets, the majority of which was spent on new computer hardware and software technology, including $1.5 million of software acquired under a capital lease. In 2002, we used net cash of $1.7 million in connection with acquisitions and $35.1 million of cash to purchase property, equipment and other assets, the majority of which was spent on new computer hardware and software technology, and leasehold improvements. Cash flows from investing activities also included $0.5 million of cash received from the sale of internally-developed software. As required by relevant accounting literature, the proceeds from this sale were offset against the amount capitalized on the consolidated balance sheet and were not recognized as revenue. In 2001, we used net cash of $107.2 million in connection with acquisitions and $45.8 million of cash to purchase property and equipment, the majority of which was spent on new computer hardware and software technology, and leasehold improvements. Cash flows from investing activities also included $1.1 million of cash received from the sale of internally-developed software.

Cash Flows from Financing Activities. Cash flows used in financing activities in 2003 of $54.1 million were primarily due to payments on debt of $340.5 million, transfers of $193.9 million to Concentra Holding, $23.6 million in payments to terminate hedging arrangements and $13.2 million of payments of deferred financing costs, partially offset by $519.2 million in proceeds from the issuance of debt. These activities primarily related to the August 2003 and November 2003 refinancing transactions previously discussed. Included in the $519.2 million in proceeds from the issuance of debt was $1.5 million in proceeds from a five-year capital lease for software that we entered into in February 2003. We paid $1.5 million at the lease execution, with the remaining payment due in one year. Additionally, we paid $2.3 million in distributions to minority interests in 2003. Cash flows used in financing activities in 2002 of $9.6 million were primarily due to $80.6 million in debt repayments, partially offset by $53.0 million of proceeds from the issuance of 54 shares of common stock to Concentra Holding and $25.4 million in proceeds contributed to Concentra Operating from the issuance of common stock by Concentra Holding. In order to finance the purchase of the 54 shares of Concentra Operating common stock, Concentra Holding entered into a $55.0 million bridge loan agreement with affiliates of Salomon Smith Barney and Credit Suisse First Boston. This loan requires no cash interest payments until maturity and is guaranteed by WCAS and WCAS Capital Partners III, L.P. In connection with the November 2003 refinancing transaction, we extended the maturity of this loan from June 24, 2004 to March 31, 2005. The repayment of debt primarily consisted of the third quarter 2002 redemption of $47.5 million of our 13.0% senior subordinated notes and $28.7 million in principal payments on our senior debt. Of the $28.7 million in principal payments, $25.0 million reflected a fourth quarter prepayment of debt made in connection with our amendment of our senior debt covenants, and the remainder reflected scheduled payments of principal. Additionally, cash flows from financing activities in 2002 reflect the payment of $3.3 million in deferred financing fees to our senior lenders in connection with gaining their approval for the redemption discussed above and in establishing revised covenant requirements as described below. Cash flows from financing activities for 2002 also reflected $4.0 million in net proceeds and payments from the issuance and repayment of short-term debt for Em3 and OccMed. Cash flows provided by financing activities in 2001 of $66.3 million were primarily due to $49.7 million in net proceeds from the issuance of common stock by Concentra Holding and increased borrowing on our revolving credit facility of $6.0 million, $12.9 million of contributions from our primary stockholder, and $5.1 million of contributions from minority interests, reduced by debt repayments of $5.1 million. The proceeds from Concentra Holding’s additional issuance of equity were used as a part of the financing for our fourth quarter 2001 acquisitions of NHR and HNS.

As necessary, we make short-term borrowings under our New Credit Facility and have made short-term borrowings under our Previous Credit Facility for working capital and other purposes. Given the timing of our expenditures for payroll, interest payments, acquisitions and other significant outlays, our level of borrowing under our revolving credit facility can vary substantially throughout the course of an operating period. During the past two years, the level of our borrowings under our revolving credit facilities has varied in the following manner (in thousands):

Quarters Ending	Borrowing Level
	Minimum	Maximum	Average	Ending
March 31, 2002	$6,000	$35,000	$22,389	$21,500
June 30, 2002	—	29,000	19,082	—
September 30, 2002	—	28,500	12,821	6,000
December 31, 2002	—	12,500	1,957	—
March 31, 2003	—	9,500	1,961	—
June 30, 2003	—	—	—	—
September 30, 2003	—	—	—	—
December 31, 2003	—	—	—	—

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations. The following table sets forth our schedule of contractual obligations at December 31, 2003, including current maturities of our long-term debt, future minimum lease payments due under noncancelable operating leases, capital lease obligations, and other contractual obligations reflected in long-term liabilities. We do not have any open purchase obligations at December 31, 2003. Amounts in thousands:

	Total	2004	2005-06	2007-08	After 2008
Operating leases	$165,517	$40,952	$55,906	$31,444	$37,215
Capital lease obligations	1,516	1,516	—	—	—
Long-term debt	655,825	3,350	6,700	100,500	545,275
Other contractual obligations reflected in long-term liabilities on the consolidated balance sheet	11,408	1,403	174	9,752	79

Total	$834,266	$47,221	$62,780	$141,696	$582,569

Our New Credit Facility requires us to satisfy certain financial covenant ratio requirements including leverage ratios, interest coverage ratios and fixed charge coverage ratios. Our Previous Credit Facility also contained similar financial covenant ratio requirements. In 2003, we were in compliance with our covenants, including our financial covenant ratio tests. The leverage ratio and interest coverage ratio requirements for the quarter ended December 31, 2003, were 5.00 to 1.00 and 2.25 to 1.00, respectively. While less restrictive than the requirements under the Previous Credit Facility, the ratio tests under the New Credit Facility become more restrictive in future quarters through the fourth quarter of 2008. Although we currently anticipate achieving these required covenant levels, our ability to be in compliance with these more restrictive ratios will be dependent on our ability to increase cash flows over current levels. For further discussion of our growth strategy, see “Item 1, Business – Our Business Strategy.” At December 31, 2003, we had no borrowings outstanding under our $100 million revolving credit facility and $333.3 million in term loans outstanding under our credit agreement. Our total indebtedness outstanding was $659.2 million at December 31, 2003.

Our New Credit Facility also contains prepayment requirements that occur based on certain net asset sales outside the ordinary course of business by the Company, from the proceeds of specified debt and equity issuances by the Company and if the Company has excess cash flow, as defined in the agreement. Our Previous Credit Facility also contained prepayment requirements that occurred if our financial performance exceeded certain prescribed levels. We were not required to make any prepayments under the respective provisions in 2003, 2002 or 2001. However, we anticipate that we may meet these requirements in future periods.

We currently believe that our cash balances, the cash flow generated from operations and our borrowing capacity under our revolving credit facility will be sufficient to fund our working capital, occupational healthcare center acquisitions and capital expenditure requirements for the immediately foreseeable future. Our long-term liquidity needs will consist of working capital and capital expenditure requirements, the funding of any future acquisitions, and repayment of borrowings under our revolving credit facility and the repayment of outstanding indebtedness. We intend to fund these long-term liquidity needs from the cash generated from operations, available borrowings under our revolving credit facility and, if necessary, future debt or equity financing. However, our ability to generate cash or raise additional capital is subject to our performance, general economic conditions, industry trends and other factors. Many of these factors are beyond our control or our ability to currently anticipate. Therefore, it is possible that our business will not generate sufficient cash flow from operations. We regularly evaluate conditions in the credit market for opportunities to raise new capital or to refinance existing debt. We cannot be certain that any future debt or equity financing will be available on terms favorable to us, or that our long-term cash generated from operations will be sufficient to meet our long-term obligations.

Other Considerations

Goodwill and Other Intangible Assets. SFAS 142 requires us to perform an annual goodwill impairment test on a reporting unit basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the component level), discrete financial information is prepared and regularly reviewed by management, and the businesses are not otherwise aggregated due to having certain common characteristics, in which case such component is the reporting unit. A fair value approach using projected cash flows and comparative market multiples is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value.

We completed our 2003 annual impairment test of goodwill and determined that no impairment existed at July 1, 2003. However, the fair value of Care Management Services exceeded its carrying value by approximately 22%, due primarily to this reporting unit’s recent performance trends. A non-cash goodwill impairment charge to income may be incurred for this reporting unit in a future period if there is a modest decrease in future earnings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that the our disclosure controls and procedures (as defined in Rules 13a-15(e)) and 15d-15(e) of the Exchange Act) are effective in timely providing them with material information required to be disclosed in our filings under the Exchange Act. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Concentra Operating

The directors and executive officers of Concentra Operating are the same as the persons identified below as directors and executive officers of Concentra Holding. Since August 17, 1999, they have served in these positions with Concentra Operating during the same periods they served in these positions with Concentra Holding except as noted below. James T. Kelly served on the board of directors of both companies during 2003 until his resignation as a director in September 2003.

Concentra Holding

Executive officers of Concentra Operating and Concentra Holding are elected annually by the board of directors and serve until their successors are duly elected and have qualified. Directors of Concentra Operating and Concentra Holding are elected annually by their stockholders and serve until their successors are duly elected and have qualified. There are no arrangements or understandings between any officer or director and any other person pursuant to which any officer or director was, or is to be, selected as an officer, director, or nominee for officer or director. There are no family relationships between any of our executive officers or directors. The names, ages as of March 1, 2004 and positions of the executive officers and directors of Concentra Operating and Concentra Holding are listed below along with their business experience.

Name	Age	Position
Daniel J. Thomas	45	Director and Chief Executive Officer
Frederick C. Dunlap	45	President and Chief Operating Officer
Thomas E. Kiraly	44	Executive Vice President, Chief Financial Officer and Treasurer
James M. Greenwood	43	Executive Vice President - Corporate Development
Richard A. Parr II	45	Executive Vice President, General Counsel and Corporate Secretary
Paul B. Queally	39	Chairman of the Board and Director
John K. Carlyle	49	Director
Carlos A. Ferrer	50	Director
David A. George	48	Director
D. Scott Mackesy	35	Director
Steven E. Nelson	49	Director
Richard J. Sabolik	56	Director

Daniel J. Thomas has served as a director of Concentra Holding since January 1998 and of Concentra Operating since August 1999. He has served as Chief Executive Officer of Concentra Holding since September 1998. He served as President and Chief Executive Officer of Concentra Holding from January 1998 until August 2002. He served as President and Chief Operating Officer of Concentra Holding from January 1998 until September 1998. He served as Executive Vice President of Concentra Holding and President of Concentra Health Services, Inc. from August 1997 until January 1998. He served as a director of OccuSystems, Inc., or OccuSystems, one of our predecessor companies, and as its President and Chief Operating Officer from January 1997 to August 1997. From April 1993 through December 1996, Mr. Thomas served as OccuSystems’ Executive Vice President and Chief Operating Officer. Prior to joining OccuSystems in 1993, Mr. Thomas served in various capacities with Medical Care International, Inc., a national outpatient surgery center company, including Senior Vice President and Divisional Director. He is a director of AmComp and serves on that company’s audit committee. Mr. Thomas is a certified public accountant.

Frederick C. Dunlap has served as President and Chief Operating Officer of Concentra Holding and Concentra Operating since August 2002. Prior to that time, Mr. Dunlap served as Chief Executive Officer of Phycom Corporation, a healthcare service company, from September 2000 until March 2002. He served as President and Chief Executive Officer of FDWP Ventures, Inc., a company established to pursue investments in healthcare companies with an emphasis on technology, from March 2000 until its acquisition of Phycom Corporation in September 2000. From October 1996 to February 2000 Mr. Dunlap served as President of UnitedHealthcare of Florida/Puerto Rico, Inc., an affiliate of UnitedHealth Group, Inc. that operated four health benefit plans. He served as Vice President, Specialty Companies for UnitedHealth Group, Inc. from August 1994 to September 1996. Mr. Dunlap served as Senior Vice President of CIGNA Corporation from November 1991 to August 1994, and as Sales Vice President from July 1990 to October 1991. Prior to its acquisition by CIGNA Corporation in July 1990, Mr. Dunlap served in various capacities with Equicor, Inc., an employee benefits company, from 1982 to 1990, including Divisional Marketing Manager.

Thomas E. Kiraly has served as Executive Vice President, Chief Financial Officer and Treasurer of Concentra Holding since May 1999. Prior to that time, Mr. Kiraly served as the principal accounting and financial officer of BRC Holdings, Inc. from December 1988 to May 1999. BRC Holdings, Inc. was a diversified provider of specialized information systems and services to healthcare institutions and local governments and was acquired in February 1999 by Affiliated Computer Services, Inc., an information services provider. During his tenure at BRC Holdings, Inc., Mr. Kiraly held the titles of Executive Vice President and Chief Financial Officer from March 1994 through May 1999 and Vice President of Finance from December 1988 through March 1994. Prior to that time, Mr. Kiraly was a Senior Management Consultant with the national accounting firm of Touche Ross & Co., a predecessor to Deloitte & Touche L.L.P., from May 1985 until December 1988.

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

Richard A. Parr II has served as Executive Vice President, General Counsel and Corporate Secretary of Concentra Holding since August 1997. He served as OccuSystems’ Executive Vice President, General Counsel and Secretary from August 1996 to August 1997. Prior to joining OccuSystems, Mr. Parr served as Vice President and Assistant General Counsel of OrNda HealthCorp, a national hospital management company, from April 1993 through August 1996 and as Associate General Counsel of OrNda HealthCorp from September 1991 through March 1993. Mr. Parr serves on the board of directors of the American Society of Corporate Secretaries.

Paul B. Queally has served as a director and Chairman of the Board of Concentra Holding and Concentra Operating since August 1999. He has served as a managing member or general partner of the respective sole general partner of WCAS and other associated investment partnerships since February 1996. Prior to joining WCAS in February 1996, Mr. Queally held various positions, including General Partner at The Sprout Group, a private equity affiliate of Credit Suisse First Boston Corporation, since 1987. He is a director of United Surgical Partners International, Inc., an ambulatory surgery center company, MedCath, Inc., a cardiac care management and cardiac specialty hospital company, LabOne, Inc., a clinical laboratory company, and several other private companies.

John K. Carlyle has served as a director of Concentra Holding since August 1997 and of Concentra Operating since August 1999. He served as Chairman of the Board of Concentra Holding from August 1997 to January 1998 and from September 1998 until August 17, 1999. Mr. Carlyle served as Chief Executive Officer of MAGELLA Healthcare Corporation, a private physician group devoted to the area of neonatology and perinatology, from July 2000 until its sale to Pediatrix Medical Group, Inc., in May 2001, and as President and Chief Executive Officer of MAGELLA from February 1998 through June 2000. Prior to joining MAGELLA, Mr. Carlyle served as OccuSystems’ Chairman and Chief Executive Officer from January 1997 until August 1997 and as the Chief Executive Officer and a director of OccuSystems from 1991 until August 1997. He joined OccuSystems in 1990 as its President and served in that capacity until December 1996. Mr. Carlyle also serves as a Non-executive Chairman of Pediatrix Medical Group, Inc., a neonatology and perinatology national group practice, Odyssey Healthcare, Inc., a national hospice services provider, and several other private healthcare companies.

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

David A. George has served as a director of Concentra Holding and Concentra Operating since December 2003. He served as President of AdvancePCS from 2000 to 2003 and as Executive Vice President of that company’s predecessor, Advance Paradigm, Inc., from 1999 until its acquisition of PCS Health Services and name change to AdvancePCS. He also served on the board of directors of Advance Paradigm from 1998 to 2000 and on the board of AdvancePCS from 2000 to 2003. Prior to his tenure with AdvancePCS, Mr. George was a founding officer and Executive Vice President of MetraHealth from 1994 until MetraHealth’s acquisition by United Healthcare in 1995, where he continued to serve as Executive Vice President through 1999. From 1979 to 1994, Mr. George progressed through positions of increasing responsibility at The Prudential, where he ultimately became President of Southern Operations.

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

Steven E. Nelson has served as a director of Concentra Holding and Concentra Operating since August 1999. From October 1999 to November 2001, he served as President of HealthNetwork Systems LLC, a private provider of network management services to the payor and PPO industries, until its acquisition in 2001 by Concentra Preferred Systems, Inc., an affiliate of Concentra Operating engaged in bill review services. Mr. Nelson served as President of Concentra Preferred Systems, Inc. from March 1997 to June 2000. From 1990 to March 1997, he served as President and Chief Executive Officer of Preferred Payment Systems, Inc., a provider of bill review services, until its acquisition by Concentra Inc. in 1998.

Richard J. Sabolik has served as a director of Concentra Holding and Concentra Operating since June 2003. He is currently serving as Senior Vice President and Chief Financial Officer at Radiologix, Inc., a leading national provider of diagnostic imaging services. He previously served as Chief Executive Officer of ez-GT, Inc., an Internet-based transportation services company that he founded in March 2000. Prior to that time, he was a partner with KPMG LLP from July 1981 to January 2000, where he served large regional and national clients and was responsible for various regional KPMG health care practices and national service offerings. He also was a member of KPMG’s National Health Care Practice “Board of Directors” for more than 15 years. He is a member of the board of directors of the North Texas Chapter of the National Association of Corporate Directors and of the Governance Committee of CEO Netweavers, Inc. Mr. Sabolik is a certified public accountant.

Audit Committee Financial Expert

Our board of directors has determined that Richard J. Sabolik, a director and chairman of the Audit and Compliance Committee, is an audit committee financial expert and is independent as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Exchange Act, whether defined pursuant to the listing standards of the New York Stock Exchange or the rules of the National Association of Securities Dealers’ listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Neither Concentra Operating nor Concentra Holding has any class of equity securities registered pursuant to Section 12 of the Exchange Act. Consequently, Section 16(a) of the Exchange Act is not applicable.

Code of Business Conduct and Ethics

We make available free of charge on our Internet website, at www.concentra.com, our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions. We intend to disclose any amendments to our Code of Business Conduct and Ethics, and any waiver from a provision of the code granted to a board member or executive officer, on our Internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this report and should not be considered part of this or any other report that we file with or furnish to the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation paid or earned for the fiscal year 2003, 2002 and 2001 to Concentra Holding’s and Concentra Operating’s Chief Executive Officer and the four most highly compensated executive officers of Concentra Holding and Concentra Operating other than the Chief Executive Officer serving in this capacity as of December 31, 2003. These executive officers are referred to as the named executive officers.

	Annual Compensation					Long-Term Compensation Awards				All Other Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Other Annual Compensation ($)		Restricted Stock Awards ($)		Securities Underlying Options		($)(2)
Daniel J. Thomas Chief Executive Officer, Director	2003 2002 2001	$500,000 495,769 399,231	$100,000 125,000 20,000	— 17,864 —	(3)	— 1,237,500 —	(4)	— 207,000 174,000	(5)	$644 550 3,640

Frederick C. Dunlap President and Chief Operating Officer	2003 2002 2001	500,000 182,692 —	— — —	165,210 — —	(6)	— 825,000 —	(4)	— 625,000 —		180 69 —

James M. Greenwood Executive Vice President – Corporate Development	2003 2002 2001	295,000 294,365 279,616	— 75,000 20,000	— — —		24,240 — —	(7)	— — 20,000	(8)	519 515 3,590

Thomas E. Kiraly Executive Vice President, Chief Financial Officer and Treasurer	2003 2002 2001	320,000 319,154 298,846	85,000 100,000 20,000	— — —		90,910 — —	(7)	— — 75,000	(8)	525 519 3,615

Richard A. Parr II Executive Vice President, General Counsel and Corporate Secretary	2003 2002 2001	278,500 277,823 262,019	85,000 75,000 20,000	— — —		18,180 — —	(7)	— — 15,000	(8)	643 480 3,618

(1)	The bonus amounts paid each year were determined based on our performance, the performance of the individual and related factors for the immediately preceding year.
(2)	Amounts shown represent, to the extent that the named executive officer participated in Concentra Holding’s 401(k) plan, (a) Concentra Holding’s matching provision under its 401(k) plan, if any, and (b) premiums paid by Concentra Holding for group term life insurance that is taxable compensation to the named executive officers.
(3)	Amount shown was for relocation-related costs and benefits paid to Mr. Thomas totaling $17,864 in 2002 associated with his relocation from temporary to permanent housing in Dallas, Texas.
(4)	Because there is no active trading market for Concentra Holding’s common stock, we rely on the Compensation Committee to determine in good faith the fair value of securities underlying awards at the time they are granted. Neither Concentra Holding nor Concentra Operating has any class of equity securities registered pursuant to Section 12 of the Exchange Act.
(5)	At Mr. Thomas’s request, the options he was granted in 2001 to purchase shares of Concentra Holding’s common stock at an exercise price of $22.06 per share were cancelled in 2003. Mr. Thomas did not receive deferred restricted shares in exchange for this cancellation.
(6)	Amount shown was for relocation-related costs and benefits paid to Mr. Dunlap totaling $165,210 in 2003 associated with his relocation from Orlando, Florida to Dallas, Texas.
(7)	In 2003, deferred restricted shares were awarded to certain named executive officers in exchange for the cancellation of options granted in 2001 to purchase shares of Concentra Holding’s common stock at an exercise price of $22.06 per share. Because there is no active trading market for Concentra Holding’s common stock, we rely on the Compensation Committee to determine in good faith the fair value of securities underlying awards at the time they are granted. Neither Concentra Holding nor Concentra Operating has any class of equity securities registered pursuant to Section 12 of the Exchange Act.

(8)	The total number of options granted during 2001 includes the options to purchase shares at $22.06 per share that were cancelled in 2003 in exchange for deferred restricted shares (see footnote 7 above).

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-end Option and Restricted Stock Values

The following table provides summary information about option exercises by the named executive officers during 2003 and the value realized by them. The table also provides information about the number and value of options held by the named executive officers at the close of business on December 31, 2003.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year End (#)(1)		Value of Unexercised In-The-Money Options At Fiscal Year End ($)(2)
			Unexercisable	Exercisable	Unexercisable	Exercisable
Daniel J. Thomas	—	—	353,723	222,334	—	—
Frederick C. Dunlap	—	—	468,750	156,250	—	—
James M. Greenwood	—	—	86,010	130,334	—	—
Thomas E. Kiraly	—	—	49,916	76,667	—	—
Richard A. Parr II	—	—	23,779	36,034	—	—

(1)	Does not include options to purchase shares of Concentra Holding’s common stock at $22.06 per share that were cancelled on December 31, 2003.
(2)	Because there is no active trading market for Concentra Holding’s common stock, we rely on the Compensation Committee to determine in good faith the fair value of securities underlying in-the-money options. Neither Concentra Holding nor Concentra Operating has any class of equity securities registered pursuant to Section 12 of the Exchange Act.

Compensation of Directors

Members of the board of directors who are also our officers or employees do not receive compensation for their services as directors. Each non-employee director receives a $10,000 annual retainer, payable in equal quarterly installments, $3,500 for each regular or special board of directors meeting attended and $1,000 for each regular or special standing board of directors committee meeting not held in conjunction with a board of directors meeting. The chairperson of each standing board of directors committee receives an additional fee of $500 for each regular or special standing board of directors committee meeting attended as chairperson, whether or not such meeting was held in conjunction with a board of directors meeting. In addition, the chairperson of the Audit and Compliance Committee receives a $10,000 annual fee, payable in equal quarterly installments.

Each new non-employee director receives a grant of nonqualified options to purchase 10,000 shares of common stock under Concentra Holding’s 1999 Stock Option and Restricted Stock Purchase Plan, as amended (the “1999 Stock Plan”), with such grants to be made on the next business day following their first election to the board of directors. This initial option award is immediately vested and exercisable. Each non-employee director also receives an annual grant of options to purchase 4,000 shares of common stock; such award is made on the next business day following each annual meeting of Concentra Holding. These awards vest and become exercisable at a rate of 25% each year for four years. Each such non-employee director stock option award has an exercise price no less than 100% of fair market value on the date of award, and will expire on the earlier of 10 years from the date of award or one year after the holder ceases to serve on the board of directors. On June 27, 2003, each non-employee director received 4,000 nonqualified stock options to purchase shares of our common stock at an exercise price of $16.50 per share. On December 16, 2003, the next business day after his election to the board of directors, David A. George received a grant of nonqualified options to purchase 10, 000 shares of our common stock at an exercise price of $16.50 per share.

Other Compensation Arrangements

Employment Agreements

Each of the named executive officers has entered into an employment agreement with Concentra Holding. The employment agreements were entered into in August 1999 for Messrs. Thomas, Kiraly, Greenwood and Parr, and in August 2002 for Mr. Dunlap. The principal terms of these employment agreements are as follows:

•	each agreement has a term of two years, subject to automatic renewal for additional one-year terms, unless terminated in accordance with the agreement’s terms;

•	each agreement provides for compensation consisting of base salary amounts, bonuses at the discretion of the board of directors of Concentra Holding and participation in any group health plan adopted by us for our employees;

•	each agreement provides for a severance payment in the event of (1) termination by Concentra Holding without cause, or (2) resignation by the employee for good reason; consisting of two years’ base salary for Mr. Thomas, 18 months base salary for Mr. Dunlap and one year’s base salary for Messrs. Greenwood, Kiraly and Parr; and

•	effective January 1, 2004, base salaries under the employment agreements are as follows: $550,000 for Mr. Thomas, $525,000 for Mr. Dunlap, $300,000 for Mr. Greenwood, $340,000 for Mr. Kiraly, and $285,000 for Mr. Parr.

Compensation Plans

1999 Stock Plan

General

Concentra Holding’s board of directors and stockholders approved the 1999 Stock Plan in August 1999 for the purpose of promoting the interests of Concentra Holding and its subsidiaries and the interests of its stockholders. The 1999 Stock Plan provides an opportunity for selected employees and officers of Concentra Holding and its subsidiaries and to other persons providing services to Concentra Holding and its subsidiaries to purchase Concentra Holding common stock. By encouraging such stock ownership, we seek to attract, retain and motivate such employees and other persons and to encourage such employees and other persons to devote their best efforts to our business and financial success. The following summary describes the principal features of the 1999 Stock Plan and is qualified in its entirety by reference to the specific provisions of the 1999 Stock Plan, a copy of which has been filed with the SEC.

Description of 1999 Stock Plan

Shares and Options Subject to Plan. The 1999 Stock Plan provides for the grant of options to purchase or awards to receive an aggregate of up to 5,250,000 shares of common stock, either in the form of incentive stock options intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986 (“IRC” or the “Code”), nonqualified stock options or restricted stock awards. The 1999 Stock Plan includes provisions for adjustment of the number of shares of common stock available for grant or award thereunder and in the number of shares of common stock underlying outstanding options in the event of any stock splits, stock dividends or other relevant changes in the capitalization of Concentra Holding.

Eligibility. Under the 1999 Stock Plan, employees, including officers, are eligible to receive grants of incentive stock options structured to qualify under Section 422 of the Code, nonqualified stock options or shares of restricted stock; neither of the latter two awards is intended to meet the requirements of IRC Section 422. Non-employee directors are eligible to receive only nonqualified stock options and restricted stock awards.

Administration. Our Compensation Committee designates the individuals to receive the grants and awards, the nature of the grants and awards, the number of options or shares granted, and the terms and conditions of each grant or award.

Terms of Options and Awards. Each option grant or award made under the 1999 Stock Plan is evidenced by a stock option or restricted stock award agreement as applicable.

The exercise price of non-qualified stock options shall not be less than 85% of the fair market value of the shares of Concentra Holding common stock, as determined by the board of directors or the Compensation Committee, as the case may be, on the date the options are granted; provided, that, in the case of non-qualified stock options intended to qualify as “performance-based compensation” within the meaning of IRC Section 162(m), the exercise price may not be less than 100% of the fair market value at the time of grant. The exercise price of incentive stock options may not be less than 100% of the fair market value of the shares of Concentra Holding common stock on the date that the options are granted. In addition, the aggregate fair market value of the shares of Concentra Holding common stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year may not exceed $100,000. Further, no incentive stock options may be granted to an optionee who owns more than 10% of the total combined voting power of all classes of stock of Concentra Holding, unless the exercise price is at least 110% of the fair market value of the shares of Concentra Holding common stock and the exercise period does not exceed five years.

Restricted stock awards made under the 1999 Stock Plan will be in such amounts and at such times as determined by the Compensation Committee. The vesting, restriction and release provisions of such awards shall also be determined by the Compensation Committee.

Term of the 1999 Stock Plan. The 1999 Stock Plan will continue in effect until August 17, 2009 unless terminated prior to such date by the board of directors.

Other Outstanding Options

In addition to the options and awards granted under the 1999 Stock Plan, as of March 1, 2004, Concentra Holding had issued or assumed from its predecessors or acquired companies outstanding options to purchase an aggregate of 419,867 shares of common stock pursuant to separate agreements between Concentra Holding and the holders thereof.

The aggregate 4,144,748 options that were outstanding as of March 1, 2004, under the 1999 Stock Plan and all predecessor plans assumed from acquired companies, had a weighted average exercise price of approximately $16.0886 per share, and remain subject to various vesting provisions.

Unexercised options and their exercise prices are subject to adjustment if there is a subdivision or consolidation of Concentra Holding’s common stock, the payment of a stock dividend or other increase or decrease in the number of shares of Concentra Holding’s common stock outstanding, and Concentra Holding does not receive compensation for any such adjustments. In addition, the number and type of securities underlying an option are subject to adjustment if Concentra Holding is party to a merger or consolidation.

Certain Federal Income Tax Consequences of the 1999 Stock Plan

The tax consequences of incentive stock options, nonqualified stock options and restricted stock awards are complex. Therefore, the description of tax consequences set forth below is necessarily general in nature and does not purport to be complete. Moreover, statutory provisions are subject to change, as are their interpretations, and their application may vary in individual circumstances. Finally, the tax consequences under applicable state and local income tax laws may not be the same as under the federal income tax laws.

Incentive stock options granted pursuant to the 1999 Stock Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Code. If an optionee does not dispose of the shares acquired pursuant to exercise of incentive stock options within one year after the transfer of such shares to the optionee and within two years from grant of the options, such optionee will recognize no taxable income as a result of the grant or exercise of such options. However, for alternative minimum tax purposes the optionee will recognize as an item of tax preference the difference between the fair market value of the shares received upon exercise and the exercise price. Any gain or loss that is subsequently recognized upon a sale or exchange of the shares may be treated by the optionee as long-term capital gain or loss, as the case may be. Concentra Holding will not be entitled to a deduction for federal income tax purposes with respect to the issuance of incentive stock options, the transfer of shares upon exercise of the options or the ultimate disposition of such shares provided that the holding period requirements are satisfied.

If shares received upon exercise of incentive stock options are disposed of prior to satisfaction of the holding period requirements, the optionee generally will recognize taxable ordinary income, in the year in which such disqualifying disposition occurs, in an amount equal to the lesser of (1) the excess of the fair market value of the shares on the date of exercise over the exercise price, and (2) the gain recognized on such disposition. Such amount will ordinarily be deductible by Concentra Holding for federal income tax purposes in the same year, provided that Concentra Holding satisfies certain federal income tax information reporting requirements. In addition, the excess, if any, of the amount realized by the exercise of the incentive stock options will be treated as capital gain, long-term or short-term, depending on whether, after exercise of the options, the shares were held for more than one year.

Nonqualified stock options may be granted under the 1999 Stock Plan. An optionee generally will not recognize any taxable income upon grant of nonqualified stock options. The optionee will recognize taxable ordinary income at the time of exercise of such options in an amount equal to the excess of the fair market value of the shares on the date of exercise over the exercise price. Such amount will ordinarily be deductible by Concentra Holding in the same year, provided that Concentra Holding satisfies certain federal income tax information reporting requirements. Any gain or loss subsequently recognized by the optionee upon a sale or exchange of the shares will be capital gain or loss, long-term or short-term, depending on whether, after the exercise of the options, the shares were held for more than one year prior to such sale or exchange.

Restricted stock awards may also be granted under the 1999 Stock Plan. A recipient of a restricted stock award generally will not recognize taxable income upon the award of shares of such stock, unless he or she makes a timely election under Section 83(b) of the IRC. Such a recipient, however, would recognize taxable ordinary income and the holding period for such shares would commence at the time that such shares become vested, in an amount equal to the excess of the fair market value of the shares at the time over the purchase price paid for such shares, if any. If, on the other hand, the recipient makes a timely election under Section 83(b), he or she would recognize taxable ordinary income and the holding period for such shares would commence at the time of purchase or grant, in an amount equal to the excess of the fair market value of the shares at that time, determined without regard to any transfer restrictions imposed on the shares, vesting provisions or any restrictions imposed by the securities laws, over the purchase price paid for such shares, if any. In either case, Concentra Holding should be entitled to a deduction in an amount equal to the ordinary income recognized by the recipient in the same year that the recipient recognized such income, provided that it satisfies certain federal income tax information reporting requirements. Any gain or loss subsequently recognized by the recipient upon a sale or exchange of the shares will be recorded as capital gain or loss, long-term or short-term, depending on whether the shares were held for more than one year prior to such sale or exchange.

401(k) Plan

Concentra Holding has a defined contribution plan that complies with Section 401(k) of the IRC. Substantially all employees of Concentra Holding and its subsidiaries, including certain officers and directors of Concentra Operating, are eligible to participate in the 401(k) plan. Since January 1, 2004, eligible employees, once they have attained age 21, may participate in the plan at the first of the calendar month following 30 days of employment. Generally, employees may contribute amounts up to a maximum of 25% of their pre-tax eligible compensation. Under the 401(k) plan, Concentra Holding has the option of matching a portion of the participants’ pretax contributions. For 2003 and 2002 we elected to match 25% of participants’ pretax contributions during the plan year, up to a maximum of 4% of each participant’s eligible compensation as defined in the 401(k) plan document, subject to maximum eligible compensation of $30,000.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of Concentra Holding is composed of Messrs. Queally, Carlyle, and Ferrer. Mr. Kelly also served as a member of the Compensation Committee during 2003 until his resignation from the board of directors in September 2003.

Mr. Carlyle, who served as the non-employee Chairman of Concentra Holding until August 1999, has served as a member of the Compensation Committee since December 1998.

Mr. Queally serves as the non-employee Chairman of the Board of Concentra Holding and Concentra Operating. Mr. Queally is a managing member and Mr. Mackesy is a principal of the sole general partner of WCAS. Because of these affiliations, Messrs. Queally and Mackesy may be deemed to have a material interest in the matters described under Item 13, “Certain Relationships and Related Transactions—Equity Investor Agreements.”

Compensation Committee Report on Executive Compensation

The Compensation Committee of our board of directors has overall responsibility for our executive officer compensation program. The Compensation Committee reviews, evaluates, and establishes the compensation for our executive officers. No member of the Compensation Committee is an employee of ours or participates in our executive compensation program.

Objectives

We have designed our executive officer compensation program to achieve the following main objectives:

•	Attract, motivate, and retain talented executives;

•	Link the financial interests of our executives and our stockholders; and

•	Promote the achievement of our strategic plans.

The Compensation Committee considers objective and subjective factors to achieve these objectives in making compensation decisions for our executive officers. In determining executive compensation for 2003, the Compensation Committee considered our financial performance as compared to service industry companies with similar earnings as measured by growth in Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), and to a lesser degree by revenue growth, as well as executive compensation at companies of similar size and profitability engaged in the same or similar businesses. The Compensation Committee also considered certain subjective factors, including each executive officer’s participation and success in developing and executing our strategic plans, effectively promoting career development for management employees, demonstrating leadership, and other activities that could contribute to our future success.

Executive Compensation Components

The principal components of our executive compensation program are: (1) base salary; (2) annual bonus; and (3) equity participation. The Compensation Committee reviews each component of executive compensation on an annual basis. The “Summary Compensation Table” at the beginning of this item contains information regarding the compensation provided to the named executive officers in 2003.

Base Salary. Salary is paid for ongoing performance throughout the year. Base salary increases are provided to executive officers based on an evaluation of each executive officer’s performance, as well as our performance as a whole.

Annual Bonus. In furtherance of the Compensation Committee’s objective to link the financial interests of our executive officers and our stockholders, a significant proportion of total cash compensation for executive officers is contingent on attainment of specific individual and company performance goals. This approach creates a direct incentive for executive officers to achieve desired performance goals and places a significant percentage of each executive officer’s compensation at risk. At or prior to the beginning of each year, the Compensation Committee establishes a potential bonus amount for each executive officer based on our Company’s achievement of specific individual and company goals. The Compensation Committee established annual bonus potential for 2003 based upon our achievement of predetermined EBITDA criteria and certain subjective factors applicable to each individual executive officer.

Equity Participation. The Compensation Committee believes that equity participation is a key component of our executive compensation program. Option grants and restricted stock awards are designed to retain executive officers and motivate them to enhance stockholder value by aligning the financial interests of executive officers with those of stockholders. Stock options also provide an effective incentive for management to create stockholder value over the long term, because the full benefit of the compensation package cannot be realized unless an appreciation in the price of our parent’s common stock occurs over a number of years.

Chief Executive Officer Compensation

The Compensation Committee determined the base salary, bonus, and equity awards received by Daniel J. Thomas, Chief Executive Officer, for services rendered in 2003 consistent with the executive compensation objectives and components described above. Mr. Thomas received a base salary of $500,000 and a bonus of $100,000 for 2003. The Compensation Committee did not provide Mr. Thomas any additional equity awards in 2003.

The Compensation Committee determined the total compensation granted to Mr. Thomas in 2003 based on its judgment that the amounts are reasonable, appropriate, and desirable in light of his contributions to our current and possible future performance. The assessment of his contributions was based on the Compensation Committee’s subjective evaluation of Mr. Thomas’s abilities, skills, efforts, and leadership, as well as consideration of executive compensation at companies of similar size and profitability engaged in the same or similar businesses.

Tax Considerations

The Compensation Committee does not currently intend to award compensation that would result in a limitation on the deductibility of a portion of such compensation pursuant to Section 162(m) of the IRC, as amended; however, the Compensation Committee may in the future decide to authorize compensation in excess of the limits of Section 162(m) in accordance with the objectives of our executive compensation program.

The Compensation Committee
Paul B. Queally, Chairman
John K. Carlyle
Carlos A. Ferrer

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Concentra Operating does not issue any of its equity securities in conjunction with an equity compensation plan. See Item 11, “Executive Compensation,” for a discussion of Concentra Holding’s equity compensation plan.

All of the issued and outstanding capital stock of Concentra Operating is owned by Concentra Holding. As of March 1, 2004, Concentra Holding had 35,553,873 shares of common stock outstanding. The table below contains information regarding the beneficial ownership of Concentra Holding’s common stock as of March 1, 2004, by:

•	each stockholder who owns beneficially 5% or more of Concentra Holding’s common stock;

•	each director of Concentra Holding;

•	each named executive officer; and

•	all directors and executive officers as a group.

We have determined beneficial ownership according to the rules of the SEC. Unless otherwise noted in the footnotes to this table, each of the stockholders named in this table has sole voting and investment power with respect to the Concentra Holding common shares shown as beneficially owned, subject to applicable community property laws. The number of shares beneficially owned by a person includes shares of common stock that are subject to stock options or warrants that are either currently exercisable or exercisable within 60 days after March 1, 2004. These shares are also deemed outstanding for the purpose of computing the percentage of outstanding shares owned by the person. These shares are not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, all stockholders set forth below have the same principal business address as Concentra Operating.

Name	Number of Shares	Percent (%)
Welsh, Carson, Anderson & Stowe VIII, L.P. (1) 320 Park Avenue, Suite 2500 New York, NY 10022	24,608,653	64.90%
FFC Partners I, L.P. (2) c/o Ferrer Freeman and Company, LLC The Mill 10 Glenville Street Greenwich, CT 06831	2,283,381	6.02
Paul B. Queally (3) c/o Welsh, Carson, Anderson & Stowe 320 Park Avenue, Suite 2500 New York, NY 10022	23,837,550	62.86
Carlos A. Ferrer (4) c/o Ferrer Freeman and Company, LLC The Mill 10 Glenville Street Greenwich, CT 06831	2,283,381	6.02
D. Scott Mackesy (5) c/o Welsh, Carson, Anderson & Stowe 320 Park Avenue, Suite 2500 New York, NY 10022	23,823,386	62.83
John K. Carlyle (6)	58,466		*
David A. George (7)	10,000		*
Steven E. Nelson (8)	85,091		*
Richard J. Sabolik (9)	10,000		*
Daniel J. Thomas (10)	330,480		*
Frederick C. Dunlap (11)	156,250		*
Thomas E. Kiraly (12)	108,950		*
James M. Greenwood (13)	192,381		*
Richard A. Parr II (14)	56,516		*
All directors and executive officers as a group (12 individuals)	27,153,862	71.61%

*	Less than one percent.
(1)	Includes 1,168,307 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 20,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by WCAS are owned of record by Welsh, Carson, Anderson & Stowe VI, L.P. (1,792,712), WCAS Healthcare Partners, L.P. (118,410), WCAS Capital Partners III, L.P. (619,356), and WCAS Management Corp. (256). An aggregate of 810,064 shares reflected as owned by WCAS are owned beneficially and of record by certain individuals, including Messrs. Mackesy and Queally, who are members of the limited liability company that serves as its sole general partner, or who are employed by its investment adviser. Except for 38,961 shares held by Mr. Queally and 24,797 shares held by Mr. Mackesy, such individuals disclaim beneficial ownership of such shares.
(2)	Includes 60,560 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 10,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by FFC Partners I, L.P. are owned beneficially and of record by FFC Partners II, L.P. (235,143), FFC Executive Partners I, L.P. (80,836) and FFC Executive Partners II, L.P. (3,386). Carlos A. Ferrer and David A. Freeman are the only members of the limited liability company that serves as the sole general partner of FFC Partners I, L.P., FFC Partners II, L.P., FFC Executive Partners I, L.P. and FFC Executive Partners II, L.P. These individuals may be deemed to share beneficial ownership of the shares owned of record by these entities. Except for 10,000 shares, Mr. Ferrer disclaims beneficial ownership of any such shares.
(3)

Includes 1,143,268 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 10,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by Mr. Queally are owned of record by WCAS (21,330,855), Welsh, Carson, Anderson & Stowe VI, L.P. (1,729,712), WCAS Healthcare Partners, L.P. (118,410), WCAS Capital Partners III, L.P. (619,356), and WCAS Management Corp. (256). Except for 38,961 shares, Mr. Queally disclaims beneficial ownership of such shares.

(4)	Includes 60,560 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 10,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. The shares reflected as owned by Mr. Ferrer are owned of record by FFC Partners I, L.P. (1,954,016), FFC Partners II, L.P. (235,143), FFC Executive Partners I, L.P. (80,836) and FFC Executive Partners II, L.P. (3,386). Except for 10,000 shares, Mr. Ferrer disclaims beneficial ownership of such shares.
(5)	Includes 1,142,734 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 10,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by Mr. Mackesy are owned of record by WCAS (21,330,855), Welsh, Carson, Anderson & Stowe VI, L.P. (1,729,712), WCAS Healthcare Partners, L.P. (118,410), WCAS Capital Partners III, L.P. (619,356), and WCAS Management Corp. (256). Except for 24,797 shares, Mr. Mackesy disclaims beneficial ownership of such shares.
(6)	Includes 50,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(7)	Includes 10,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(8)	Includes 3,082 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 15,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(9)	Includes 10,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(10)	Includes 3,082 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 309,764 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(11)	Includes 156,250 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(12)	Includes 585 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 106,644 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(13)	Includes 181,585 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(14)	Includes 1,264 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 50,203 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.

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

Equity Investor Agreements

Stockholders Agreement

Concentra Holding, WCAS, investors affiliated with WCAS (the “WCAS Investors”), certain management investors (including certain executive officers of Concentra Holding and Concentra Operating), FFC and certain of its affiliates are parties to a stockholders agreement. The stockholders agreement provides:

•	for limitations on the transfer of shares owned by the investors;

•	for tag-along rights for FFC and its affiliates, the management investors, and the WCAS Investors, other than WCAS, to participate in proposed dispositions of Concentra Holding common stock by WCAS;

•	that in the event that WCAS receives a third-party offer to purchase a significant portion of the outstanding Concentra Holding common stock, WCAS may require FFC, the WCAS Investors and the management investors to accept the offer and sell their shares of Concentra Holding to the third party; and

•	for preemptive rights to the investors to participate, on a pro rata basis according to their ownership of Concentra Holding capital stock, in equity offerings of Concentra Holding with certain customary exceptions.

The stockholders agreement does not provide for any agreements among the WCAS Investors, the management investors, and the FFC investors with respect to voting of shares or management of Concentra Holding.

Registration Rights Agreement

At the same time they entered into the stockholders agreement, Concentra Holding, the WCAS Investors, the management investors, and the FFC investors also entered into a registration rights agreement. The registration rights agreement gives investors certain rights to require Concentra Holding to register their shares of Concentra Holding capital stock under the Securities Act and, upon request, to include their shares in any other registration of shares by Concentra Holding.

Class A Common Stock

Certain shares of Concentra Holding common stock held by FFC and certain of its affiliates are designated Class A common stock. The Amended and Restated Certificate of Incorporation of Concentra Holding provides that the Class A common stock is identical in all respects to Concentra Holding common stock, except that, so long as any Class A common stock is outstanding, the holders of Class A common stock, voting as a class, have the right to elect one member of the Concentra Holding board of directors. All shares of Class A common stock automatically convert into shares of common stock upon the occurrence of certain events, including the completion of a firm commitment underwritten public offering of the common stock of Concentra Holding resulting in gross proceeds to Concentra Holding of at least $30,000,000.

Concentra Holding Debt and Equity Instruments

WCAS Capital Partners III, L.P., a WCAS affiliate, held approximately $73.3 million in accreted value of our 14% senior discount debentures until August 13, 2003. Concentra Holding redeemed $53.9 million in accreted value of these debentures on August 13, 2003 in connection with Concentra Operating’s issuance of $150 million aggregate principal amount of its Subordinated Notes, and the remaining $19.4 million, plus $0.7 million of additional accrued interest, was redeemed on November 20, 2003 in connection with Concentra Operating’s issuance of an additional $30 million aggregate principal amount of its Subordinated Notes. Messrs. Queally and Mackesy, who are members of WCAS, may be deemed to control WCAS Capital Partners III, L.P.

Other Related-Party Transactions

Acquisition of National Healthcare Resources, Inc.

In November 2001, in a transaction valued at $141.8 million (consisting of $83.0 million in Concentra Holding common stock, $1.0 million in cash, and assumption of $57.8 million in NHR indebtedness), we acquired NHR, a provider of care management and network services to the workers’ compensation and auto insurance industries on a national level. NHR’s businesses are complementary in nature to and significantly expand our care management and network services businesses. See “Note 4, Recent Acquisitions and Unusual Charges.” D. Scott Mackesy, a director of Concentra Holding and Concentra Operating, and James T. Kelly, a director of Concentra Holding and Concentra Operating from December 2001 to September 2003, served on NHR’s board of directors.

Entities and individuals affiliated with WCAS, Concentra Holding’s primary stockholder, owned approximately 48% of NHR at the time of acquisition. In the NHR transaction, WCAS entities and individuals as a group received 1,740,803 shares of Concentra Holding common stock, representing 5.5% of Concentra Holding’s common stock then outstanding.

Acquisition of HealthNetwork Systems LLC/Joint Marketing Agreement

In November 2001, in a transaction valued at approximately $30.9 million, we acquired HNS, a provider of network services such as provider bill repricing and provider data management for health plans and other payors.

See “Note 4, Recent Acquisitions and Unusual Charges.” HNS’ services are complementary to our existing services. Steven E. Nelson, a director of Concentra Operating and of Concentra Holding, was the President and Chief Executive Officer of HNS prior to this acquisition.

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

Until our acquisition of HNS, we were party to a joint marketing agreement with HNS, pursuant to which HNS performed marketing and sales services for certain of our network services businesses. We paid HNS approximately $0.7 million in 2001, pursuant to the joint marketing agreement.

Acquisition of Em3 Corporation

In December 2002, in a transaction valued at $30.7 million (consisting of $30.1 million in Concentra Holding common stock and assumption of $0.6 million of indebtedness to WCAS), we acquired Em3, a provider of information technology and a software-based system for the management of work-related injuries. Prior to the acquisition, we provided certain administrative services to Em3, including leasing employees to Em3, providing office space, providing access to certain of our software and systems and related administrative services. During the eleven-month period ending November 20, 2002, Em3 paid us $2.8 million for the administrative services and reimbursable expenses we provided. During the twelve-month period ending December 31, 2001, Em3 paid us $7.4 million for the administrative services and reimbursable expenses we provided. See “Note 4, Recent Acquisitions and Unusual Charges.”

The stockholders of Em3 were primarily the same as Concentra Holding’s principal stockholders. Paul B. Queally, D. Scott Mackesy, and John K. Carlyle, each of whom is a director of Concentra Holding and Concentra Operating, Daniel J. Thomas, a director and executive officer of Concentra Holding and Concentra Operating, and James M. Greenwood and Richard A. Parr II, each of whom is an executive officer of Concentra Holding and Concentra Operating, owned equity interests in Em3. The percentage of total Em3 share ownership by Concentra Holding’s principal stockholders and by our directors and executive officers prior to the acquisition was as follows: WCAS-affiliated entities and individuals as a group, 66.24%; FFC entities, 6.65%; Mr. Queally, 0.08%; Mr. Mackesy, 0.04%; Mr. Carlyle, 0.46%; Mr. Thomas, 0.47%; Mr. Greenwood, 0.59%; and Mr. Parr, 0.07%. Carlos A. Ferrer, a director of Concentra Holding and Concentra Operating, and Messrs. Greenwood, Carlyle, Queally and Mackesy served on Em3’s board of directors.

Acquisition of OccMed Systems, Inc.

In December 2002, in a transaction valued at $16.6 million (consisting of $12.8 million in Concentra Holding common stock, assumption of $1.0 million in indebtedness to WCAS, and assumption of $2.8 million of other indebtedness), we acquired the assets of OccMed, a company engaged in developing new, free-standing, primary care occupational healthcare centers. Prior to the acquisition, we were party to a management and administrative services agreement with OccMed and performed management services for the development and construction of OccMed’s occupational healthcare centers, leased employees to OccMed, recruited, hired and trained employees for its occupational healthcare centers, and provided accounting, billing and collection services for its occupational healthcare centers. During the eleven-month period ending November 20, 2002, OccMed paid us $6.0 million for the administrative services and reimbursable expenses we provided in 2002, net of $3.0 million of OccMed receivables balances collected by us. See “Note 4, Recent Acquisitions and Unusual Charges.”

The stockholders of OccMed were primarily the same as Concentra Holding’s principal stockholders and included certain of our directors. The percentage of total OccMed share ownership by our principal stockholders and by our directors prior to the date of acquisition was as follows: WCAS-affiliated entities and individuals as a group, 69.40%; FFC entities, 7.56%; Mr. Queally, 0.09%; and Mr. Mackesy, 0.04%. Messrs. Queally, Mackesy and Ferrer served on OccMed’s board of directors.

Other Related Party Transactions

W. Tom Fogarty, M.D., an executive officer of Concentra Holding and Concentra Operating, is the President, a director and a stockholder of Occupational Health Centers of the Southwest, P.A. (“OHCSW”), and a stockholder, officer, and/or director of several other of the physician groups. A subsidiary of the Company has entered into a 40-year management agreement with each of the physician groups. OHCSW paid approximately $217.6 million, $178.7 million and $184.2 million in management fees to a subsidiary of Concentra Operating in the years ended December 31, 2003, 2002 and 2001, respectively, under its management agreement with that subsidiary. Dr. Fogarty receives no remuneration from any of the physician groups for serving as an officer or director.

We derive revenue in the normal course of business from other companies owned or controlled by or affiliated with related parties. Health Services revenue from related parties totaled $0.6 million, $0.3 million and $0.2 million during 2003, 2002 and 2001, respectively. Care Management Services revenue from related parties totaled $0.4 million in 2003 and $0.1 million in 2002 and 2001.

We also purchase services in the normal course of business from other companies owned or controlled by or affiliated with related parties. These services include local phone service in certain geographic regions, information technology consulting, claims editing services, administration of open enrollment for employee benefits and third party laboratory services. We made payments to related parties for these services totaling $0.6 million, $0.7 million and $1.7 million during 2003, 2002 and 2001, respectively.

In the normal course of business, Concentra Operating and Concentra Holding engage in certain intercompany transactions to permanently reduce state and local income taxes. Since the Company is included in the consolidated federal, state and local tax returns of Concentra Holding (see Note 7, Income Taxes), all intercompany state and local income tax transactions between Concentra Operating and Concentra Holding have been eliminated in the consolidated financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees we paid to our independent accountant, PricewaterhouseCoopers LLP, for services rendered during the years ended December 31, 2003 and 2002 (in thousands):

Description of Fees	2003	2002
Audit Fees (1)	$591	$653
Audit Related Fees (2)	85	112
Tax Fees (3)	107	31
All Other Fees	—	—

(1)	Includes fees paid for audit of our annual financial statements and reviews of the related quarterly financial statements.
(2)	Includes fees paid for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include audits of our employee benefit plans, issuance of consents and other accounting and reporting consultations.
(3)	Includes fees paid for tax compliance, tax advice and tax planning.

Concentra Holding adopted a policy that the Audit Committee must approve in advance all audit and non-audit services provided by PricewaterhouseCoopers LLP. The Audit Committee approved all of these services.

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
2.1

—     Agreement and Plan of Merger dated as of November 2, 2001, by and among Concentra Holding, NHR Acquisition Company, Inc., and National Healthcare Resources, Inc. (incorporated by reference to Exhibit 2.5 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.1	— Articles of Incorporation of Concentra Operating (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

3.2

—     Amended and Restated By-Laws of Concentra Operating, as further amended June 20, 2002 (incorporated by reference to Exhibit 3.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.1

—     Indenture dated as of August 17, 1999, by and between Concentra Operating and United States Trust Company of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

4.2

—     Supplemental Indenture dated as of November 5, 2001, among Concentra Operating, HealthNetwork Systems LLC, Medical Network Systems LLC, and The Bank of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating (incorporated by reference to Exhibit 4.2 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.3

—     Supplemental Indenture dated as of November 20, 2001, among Concentra Operating, National Healthcare Resources, Inc., and The Bank of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating (incorporated by reference to Exhibit 4.3 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.4

—     Supplemental Indenture dated as of June 25, 2002 by and among Concentra Inc., The Bank of New York, as successor to United States Trust Company of New York as trustee, and the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Exhibit Number	Description
4.5

—     Indenture dated as of August 13, 2003, by and among Concentra Operating, The Bank of New York, as Trustee, and the guarantors named therein relating to Concentra Operating’s 9 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.7 to Concentra Operating’s Registration Statement on Form S-4 filed with the SEC on August 28, 2003)

4.6

—     First Supplemental Indenture dated as of November 20, 2003, by and between Concentra Operating and The Bank of New York, as Trustee, relating to issuance of an additional $30.0 million in aggregate principal amount of Concentra Operating’s 9 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.6 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003)

4.7

—     Warrant Agreement dated as of August 17, 1999, by and among Concentra Inc. and the several persons named on Schedule I thereto (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

4.8

—     Amendment No. 1 to Warrant Agreement dated as of November 1, 2001, by and among Concentra Inc. and the several warrant holders that are signatories thereto (incorporated by reference to Exhibit 4.6 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.9	— Form of 13% Series B Senior Subordinated Notes due 2009 of Concentra Operating (included as an exhibit to Exhibit 4.1).

4.10	— Form of Warrant to acquire Concentra Inc. common stock (included as an exhibit to Exhibit 4.7).

4.11

—     Registration Rights Agreement dated as of November 17, 2003 by and among Concentra Operating, each of the subsidiary guarantors listed on the signature pages thereto, Credit Suisse First Boston LLC and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.11 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003)

4.12

—     Warrant Agreement dated as of November 1, 2001, by and among Concentra Inc. and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.11 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.13	— Form of Warrant to acquire Concentra Inc. common stock (included as an exhibit to Exhibit 4.12).

4.14

—     Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Inc. and the persons named in Schedules I and II thereto (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

4.15

—     Amendment No. 1 to Registration Rights Agreement dated as of November 1, 2001, by and among Concentra Inc. and the persons named in Schedules I and II thereto (incorporated by reference to Exhibit 4.14 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.16

—     Amendment No. 2 to Registration Rights Agreement dated as of November 5, 2001, by and among Concentra Inc. and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.15 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.17

—     Amendment No. 3 to Registration Rights Agreement dated as of November 20, 2002, by and among Concentra Inc. and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.17 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.18

—     Amendment No. 4 to Registration Rights Agreement dated as of December 1, 2002, by and among Concentra Inc. and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.18 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.19

—     Bridge Loan Agreement dated as of June 25, 2002 by and among Concentra Inc., the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.20

—     Amendment No. 1 to Bridge Loan Agreement dated as of October 23, 2002, by and among Concentra Inc., the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 4.20 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit Number	Description
4.21

—     Amendment No. 2 to Bridge Loan Agreement dated as of November 14, 2002, by and among Concentra Inc., the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 4.21 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003).

10.1

—     Purchase Agreement dated August 17, 1999, by and among Concentra Operating, the Guarantors set forth on the signature pages thereof, and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and Fleet Securities, Inc., as initial purchasers, relating to the issuance and sale of $190,000,000 aggregate principal amount of Concentra Operating’s 13% Senior Subordinated Notes due 2009, Series A (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

10.2

—     Securities Purchase Agreement dated November 1, 2001, by and among Concentra Inc. and the several purchasers named on Schedule I thereto, relating to the issuance and sale of 2,266,546 shares of Concentra Inc. common stock and warrants to purchase 771,277 shares of Concentra Inc. common stock (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3

—     Credit Agreement dated as of August 13, 2003, by and among Concentra Inc., Concentra Operating, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Registration Statement on Form S-4, initially filed on August 28, 2003).

10.4

—     Amendment to Credit Agreement dated as of November 17, 2003, by and among Concentra Inc., Concentra Operating, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003).

10.5

—     Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).(2)

10.6

—     Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan, as amended through June 20, 2002 (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002). (2)

10.7

—     Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan as Amended Through September 24, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002). (2)

10.8

—     Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Appendix G to the Joint Proxy Statement/Prospectus forming a part of Concentra Inc.’s Registration Statement on Form S-4 filed on July 31, 1997). (2)

10.9

—     Employment Agreement dated as of August 17, 1999, between Concentra Inc. and James M. Greenwood (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (2)

10.10

—     Employment Agreement dated as of August 17, 1999, between Concentra Inc. and Richard A. Parr II (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (2)

10.11

—     Employment Agreement dated as of August 17, 1999, between Concentra Inc. and Daniel J. Thomas (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (2)

10.12

—     Employment Agreement dated as of August 17, 1999, between Concentra Inc. and Thomas E. Kiraly (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (2)

10.13

—     Employment Agreement dated as of August 5, 2002 between Concentra Inc. and Frederick C. Dunlap (incorporated by reference to Exhibit 10.4 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001). (2)

Exhibit Number	Description
10.14

—     Indemnification Agreement dated as of June 26, 2003 between Concentra Inc. and Daniel J. Thomas (identical agreements were executed as of June 26, 2003 between Concentra Inc. and each of the following: John K. Carlyle, Frederick C. Dunlap, Carlos A. Ferrer, James M. Greenwood, Thomas E. Kiraly, D. Scott Mackesy, Steven E. Nelson, Richard A. Parr, Paul B. Queally and Richard J. Sabolik) (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.15	— Indemnification Agreement dated as of December 15, 2003 between Concentra Inc. and David A. George. (1)

10.16

—     Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between CHS and Occupational Health Centers of New Jersey, a New Jersey professional association (incorporated by reference to Exhibit 10.8 to OccuSystems’ Registration Statement on Form S-1 filed on March 28, 1996).

10.17

—     Amended and Restated Occupational Medicine Center Management and Consulting Agreement dated as of July 30, 2003 between Concentra Health Services, Inc. and Occupational Health Centers of the Southwest, P.A. (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.18

—     Stockholders Agreement dated as of August 17, 1999, by and among Concentra Inc. and the several persons named in Schedules I and II thereto (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

10.19

—     Amendment No. 1 to Stockholders Agreement dated as of November 1, 2001, by and among Concentra Inc. and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.26 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.20

—     Amendment No. 2 to Stockholders Agreement dated as of November 20, 2002, by and among Concentra Inc. and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.30 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.21

—     Amendment No. 3 to Stockholders Agreement dated as of December 1, 2002, by and among Concentra Inc. and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.31 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.22

—     Stockholders Agreement dated as of November 20, 2001, by and among Concentra Inc., Welsh, Carson, Anderson & Stowe VIII, L.P., certain holders of common stock and warrants to purchase common stock of Concentra Inc., certain stockholders of National Healthcare Resources, Inc., and Ferrer Freeman and Company, LLC, formerly known as Ferrer, Freeman, Thompson & Co., LLC (incorporated by reference to Exhibit 10.27 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.23

—     Agreement and Plan of Reorganization dated August 29, 1997, by and among CRA Managed Care, Inc., OccuSystems, Inc., and Concentra Inc., formerly known as Concentra Managed Care, Inc. (incorporated by reference to Exhibit 2.1 to Concentra Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.24

—     Agreement and Plan of Merger dated February 24, 1998, by and among Concentra Holding and Preferred Payment Systems, Inc. (incorporated by reference to Exhibit 2.2 to Concentra Holding’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.25

—     Agreement and Plan of Merger dated March 2, 1999, by and between Yankee Acquisition Corp. and Concentra Inc. (incorporated by reference to Exhibit 2.1 to Concentra Inc.’s Current Report on Form 8-K filed on March 3,1999).

10.26

—     Amended and Restated Agreement and Plan of Merger dated March 24, 1999, by and between Yankee Acquisition Corp. and Concentra Inc. (incorporated by reference to Exhibit 2.1 to Concentra Inc.’s Current Report on Form 8-K filed on July 14, 1999).

10.27

—     Agreement and Plan of Merger dated as of November 2, 2001, by and among Concentra Inc., NHR Acquisition Company, Inc., and National Healthcare Resources, Inc. (incorporated by reference to Exhibit 2.5 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit Number	Description
10.28

—     Asset Purchase Agreement among Concentra Inc., Concentra Operating and Em3 Corporation dated as of December 1, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on December 13, 2002).

21.1	— Subsidiaries of Concentra Operating.(1)

31.1	— Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	— Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	— Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	— Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Filed herewith.
(2)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.
(3)	Furnished herewith.

(b) Reports on Form 8-K.

Form 8-K filed October 9, 2003 reporting under Item 7 and Item 9 announcing successful completion of Concentra Operating Corporation’s offer to exchange $150 million aggregate principal amount of 9.5% senior subordinated notes due 2010.

Form 8-K filed November 5, 2003 reporting under Item 7 and Item 9 the Company’s press release announcing the Company’s earnings for the quarter and the nine months ended September 30, 2003.

Form 8-K filed November 10, 2003 reporting under Item 7 and Item 9 announcing Concentra Operating Corporation’s consideration of the commencement of an additional offering under Rule 144A of $30 million principal amount of 9.5% senior subordinated notes due 2010.

Form 8-K filed November 17, 2003 reporting under Item 7 and Item 9 announcing Concentra Operating Corporation’s pricing of an additional offering under Rule 144A of $30 million principal amount of 9.5% senior subordinated notes due 2010.

Form 8-K filed November 20, 2003 reporting under Item 9 announcing the sale in a private placement $30 million aggregate principal amount of its 9.5% Senior Subordinated Notes due 2010 under Rule 144A at a premium of 106.5% of their face value. This premium resulted in the receipt of $1.95 million in additional gross proceeds. The senior subordinated notes were offered as additional debt securities under an indenture pursuant to which, on August 13, 2003, Concentra issued $150 million principal amount of its 9.5% Senior Subordinated Notes due 2010. The new notes and the notes previously issued under the indenture will be treated as a single class of debt securities. In connection with these transactions, the maturity date of Concentra’s parent corporation’s remaining $55 million Bridge Loan was extended to March 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCENTRA OPERATING CORPORATION

Date: March 29, 2004	By:	/s/ THOMAS E. KIRALY
Thomas E. Kiraly
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date
/s/ DANIEL J. THOMAS Daniel J. Thomas	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2004

/s/ THOMAS E. KIRALY Thomas E. Kiraly	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2004

/s/ PAUL B. QUEALLY Paul B. Queally	Chairman of the Board and Director	March 29, 2004

/s/ JOHN K. CARLYLE John K. Carlyle	Director	March 29, 2004

/s/ CARLOS A. FERRER Carlos Ferrer	Director	March 29, 2004

/s/ D. SCOTT MACKESY D. Scott Mackesy	Director	March 29, 2004

/s/ STEVEN E. NELSON Steven E. Nelson	Director	March 29, 2004

/s/ RICHARD J. SABOLIK Richard J. Sabolik	Director	March 29, 2004

REPORT OF INDEPENDENT AUDITORS

To Board of Directors and Stockholder

of Concentra Operating Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Concentra Operating Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2(h) to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and ceased amortization of certain intangible assets.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Dallas, Texas

February 11, 2004

CONCENTRA OPERATING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$42,621	$19,002
Accounts receivable, net	170,444	167,561
Prepaid expenses and other current assets	25,698	15,806
Deferred income taxes	14,386	11,964

Total current assets	253,149	214,333

Property and equipment, net	120,101	134,981
Goodwill and other intangible assets, net	483,773	486,231
Other assets	17,969	15,146

Total assets	$874,992	$850,691

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Revolving credit facility	$—	$—
Current portion of long-term debt	4,841	3,825
Accounts payable	7,355	9,168
Accrued expenses	69,167	50,504
Accrued compensation	54,359	48,377

Total current liabilities	135,722	111,874

Long-term debt, net	654,393	476,001
Deferred income taxes	11,687	30,552
Other liabilities	29,180	28,076
Fair value of hedging arrangements	—	33,472

Total liabilities	830,982	679,975

Commitments and contingencies (See Note 8)

Stockholder’s equity:
Common stock, par value $.01 per share: Authorized shares - 10,000 Issued and outstanding shares – 1,054	—	—
Paid-in capital	140,659	311,077
Retained deficit	(96,649)	(140,361)

Total stockholder’s equity	44,010	170,716

Total liabilities and stockholder’s equity	$874,992	$850,691

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Revenue:
Health Services	$511,387	$471,968	$443,321
Network Services	260,159	230,299	185,267
Care Management Services	279,142	296,783	228,315

Total revenue	1,050,688	999,050	856,903

Cost of services:
Health Services	421,663	406,164	375,565
Network Services	147,350	138,218	110,187
Care Management Services	248,312	267,054	200,166

Total cost of services	817,325	811,436	685,918

Total gross profit	233,363	187,614	170,985

General and administrative expenses	122,949	106,222	81,631
Amortization of intangibles	3,933	3,776	15,746
Unusual charges (gains)	—	(1,200)	546
Charges for acquisition of affiliate	—	—	5,519

Operating income	106,481	78,816	67,543

Interest expense, net	56,318	63,582	66,398
(Gain) loss on change in fair value of hedging arrangements	(9,869)	7,589	13,602
Loss on early retirement of debt	7,837	7,894	—
Loss of acquired affiliate, net of tax	—	—	5,833
Other, net	2,692	(1,275)	(3,640)

Income (loss) before income taxes	49,503	1,026	(14,650)
Provision for income taxes	6,214	10,634	3,757

Net income (loss)	$43,289	$(9,608)	$(18,407)

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Operating Activities:
Net income (loss)	$43,289	$(9,608)	$(18,407)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	46,299	42,957	32,517
Amortization of intangibles	3,933	3,776	15,746
(Gain) loss on change in fair value of hedging arrangements	(9,869)	7,589	13,602
Write-off of deferred financing costs	7,837	1,588	—
Write-off of fixed assets	662	135	107
Charges for acquisition of affiliate	—	—	5,519
Unusual charges (gains)	—	(1,200)	546
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(2,083)	13,118	1,786
Prepaid expenses and other assets	(9,009)	6,385	11,809
Accounts payable and accrued expenses	32,529	(8,774)	16,226

Net cash provided by operating activities	113,588	55,966	79,451

Investing Activities:
Purchases of property, equipment and other assets	(29,648)	(35,074)	(45,837)
Acquisitions, net of cash acquired	(6,237)	(1,726)	(107,174)
Proceeds from the licensing of internally-developed software	—	515	1,103

Net cash used in investing activities	(35,885)	(36,285)	(151,908)

Financing Activities:
Proceeds from the issuance of debt	519,218	3,960	—
Proceeds from issuance of common stock to parent	—	52,955	—
Contribution from issuance of common stock by parent	266	25,370	49,746
Repayments of debt	(340,485)	(80,615)	(5,137)
Contributions to parent	(193,912)	—	—
Payment to terminate hedging arrangements	(23,603)	—	—
Payment of deferred financing costs	(13,152)	(3,321)	—
Borrowings (payments) under revolving credit facilities, net	—	(6,000)	6,000
Distributions to minority interests	(2,316)	(1,935)	(2,284)
Contribution from primary stockholder	—	—	12,865
Contribution from minority interest	—	—	5,135
Other	(100)	(43)	—

Net cash provided by (used in) financing activities	(54,084)	(9,629)	66,325

Net Increase (Decrease) in Cash and Cash Equivalents	23,619	10,052	(6,132)
Cash and Cash Equivalents, beginning of year	19,002	8,950	15,082

Cash and Cash Equivalents, end of year	$42,621	$19,002	$8,950

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$49,867	$62,983	$61,480
Income taxes paid (received), net	$2,785	$(861)	$(1,623)
Liabilities and debt assumed in acquisitions	$1,154	$258	$50,275
Net asset contribution (to) from parent	$(193,912)	$42,964	$74,564
Non-cash investing and financing activities:
Capital lease obligations	$1,351	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except share amounts)

	$ 0.01 Par Value Common Stock		Paid-in Capital	Retained Deficit	Stockholder’s Equity
	Number of Shares	Value
Balance, December 31, 2000	1,000	$—	$46,483	$(51,812)	$(5,329)

Amortization of deferred compensation	—	—	—	398	398
Restricted stock retirement	—	—	(495)	—	(495)
Tax benefits from parent (see Note 7)	—	—	5,515	—	5,515
Contribution from issuance of common stock by parent	—	—	124,310	—	124,310
Equity contribution from primary stockholder	—	—	12,865	—	12,865
Deemed dividend from acquisition of affiliate (see Note 4)	—	—	—	(32,152)	(32,152)
Net loss	—	—	—	(18,407)	(18,407)

Balance, December 31, 2001	1,000	—	188,678	(101,973)	86,705

Amortization of deferred compensation	—	—	—	69	69
Tax benefits from parent (see Note 7)	—	—	211	—	211
Contribution from issuance of common stock by parent	—	—	68,334	—	68,334
Shares issued to parent	54	—	52,955	—	52,955
Modification of stock options and other	—	—	899	—	899
Deemed dividend from acquisition of affiliate (see Note 4)	—	—	—	(28,849)	(28,849)
Net loss	—	—	—	(9,608)	(9,608)

Balance, December 31, 2002	1,054	—	311,077	(140,361)	170,716

Amortization of deferred compensation	—	—	—	423	423
Contribution to parent (see Note 5)	—	—	(193,912)	—	(193,912)
Tax benefits from parent (see Note 7)	—	—	22,860	—	22,860
Contribution from issuance of common stock by parent	—	—	266	—	266
Modification of stock options and other	—	—	368	—	368
Net income	—	—	—	43,289	43,289

Balance, December 31, 2003	1,054	$—	$140,659	$(96,649)	$44,010

The accompanying notes are an integral part of these consolidated financial statements

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Concentra Operating Corporation (the “Company” or “Concentra Operating”) is a leading comprehensive outsource solution for containing healthcare and disability costs. Serving the occupational, auto and group healthcare markets, Concentra Operating provides employers, insurers and payors with a series of integrated services which include employment-related injury and occupational health care, in-network and out-of-network medical claims review and repricing, access to specialized preferred provider organizations, first notice of loss or injury services, case management and other cost containment services. The Company provides these services through its health services (“Health Services”), network services (“Network Services”) and care management services (“Care Management Services”) segments. (See “Note 11, Segment Information”). Earnings per share has not been reported for the periods presented, as Concentra Operating is a wholly-owned subsidiary of Concentra Inc. (“Concentra Holding”) and has no publicly held shares.

The Company was formed in 1997 by the merger of CRA Managed Care, Inc. and Occusystems, Inc. The name of the Company after the merger was Concentra Managed Care, Inc., which was subsequently changed to Concentra Inc. In 1999, Concentra Holding was recapitalized in a transaction (the “1999 Recapitalization”) valued at approximately $1.1 billion and led by Welsh, Carson, Anderson & Stowe (“WCAS”). Immediately following the 1999 Recapitalization, 86% of Concentra Holding’s common stock was held by WCAS, 7% of Concentra Holding’s common stock was held by funds managed by Ferrer Freeman and Company, LLC (“FFC”) and 7% of Concentra Holding’s common stock was held by other investors. In order to finance the 1999 Recapitalization and to effect the repurchase of all of Concentra Holding’s then outstanding publicly-held shares, WCAS, FFC and other investors contributed approximately $423.7 million in equity financing and raised $110.0 million of 14.0% senior discount debentures, $190.0 million of senior subordinated notes, and $375.0 million of senior term debt.

2. Summary of Significant Accounting Policies

(a) Consolidation

The consolidated financial statements include the accounts of all subsidiaries and joint ventures in which a controlling interest is held. Investments in certain joint ventures where the Company owns a 50% or less interest are accounted for on an equity basis and, accordingly, consolidated income includes the Company’s share of their income. For joint ventures where the Company owns a more than 50% interest, minority interests of $18.6 million and $17.6 million were included in other liabilities at December 31, 2003 and 2002, respectively. All significant intercompany accounts and transactions are eliminated in consolidation.

Physician and physical therapy services are provided at the Health Services centers under management agreements with affiliated physician groups (the “Physician Groups”), which are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers’ patients. The management agreements have original terms of 40-years and provide for the wide array of services that Health Services offers to the physician groups, such as: providing nurses and other medical support personnel, practice and facilities management, billing and collection, accounting, tax and financial management, human resource management, risk management, and marketing and information-based services. Health Services has a nominee stockholder relationship with the Physician Groups as defined in Emerging Issues Task Force Issue No. 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements, and as a result, the financial statements of the Physician Groups are consolidated. The Company’s management fees from the Physician Groups are calculated as a percentage of collected revenue net of compensation, benefits and other expenses incurred by the Physician Groups.

(b) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value due to the short maturity of those instruments.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(c) Revenue Recognition

The Company generally recognizes revenue when there is persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The Company reduces revenue for estimated contractual allowances and records any amounts invoiced to the customer in advance of service performance as deferred revenue. The Company recognizes this revenue in the periods services are performed. The amount of deferred revenue, which is included in accrued liabilities, was $7.3 million and $0.2 million as of December 31, 2003 and 2002 respectively. In addition to the aforementioned general policy, the following are the specific revenue recognition policies of each segment of the Company’s operations.

Health Services. Health Services consists of two primary components: (1) workers’ compensation injury care and related services; and (2) non-injury healthcare services related to employer needs or statutory requirements. The Company recognizes revenue for both of these services as the services are performed. The provider reimbursement methods for workers’ compensation injury care and related services vary on a state-by-state basis. Currently, 40 states have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are determined by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In the states without fee schedules, healthcare providers are reimbursed based on usual, customary and reasonable fees charged in the particular state in which the services are provided. The Company includes billings for services in states with fee schedules in revenue net of allowance for estimated differences between list prices and allowable fee schedule rates. The Company records adjustments to the allowance based on final payment from the states upon settlement. The Company records the net revenue amount as accounts receivable.

Network Services. The Company derives a significant portion of its Network Services’ revenue from the review and repricing of provider invoices to determine the appropriate amount of reimbursement to be paid by insurers, third-party administrators and other payors of healthcare costs. The Company’s fees are normally based on the number of charges reviewed, or a percentage of the discounts from original invoiced amounts that the Company determines. The Company recognizes this portion of its Network Services revenue as the services are performed and records contractual allowances to reduce the revenue recorded for these services based upon an estimate of credits and chargebacks. A smaller portion of Network Services revenue relates to retrospective, or “post-payment,” bill review services. The Company recognizes revenue from its post-payment bill review services when cash is collected because that is when the sales price becomes determinable.

Care Management Services. The Company recognizes revenue for its case management and independent medical examinations businesses as the services are performed.

(d) Cost of Services

Cost of services consists primarily of the compensation and fringe benefits of physician and therapy providers, licensed technicians, clinic support and other field personnel, medical malpractice insurance, medical and laboratory supplies, facility costs and bad debt expense. Historically, acquisitions and the costs associated with these additional personnel and facilities have been the most significant factor driving increases in the Company’s cost of services. More recently, the Company has seen increases in its medical malpractice and other insurance costs.

(e) Contractual and Bad Debt Allowances

Management estimates potential contractual and bad debt allowances relative to current period service revenue. Management analyzes historical collection adjustment experience when evaluating the adequacy of the contractual and bad debt allowances. Management must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty in management’s analysis is whether the Company’s past experience will be indicative of future periods. Although management considers future projections when estimating contractual and bad debt allowances, ultimately decisions are based on the best information available at that time. The Company’s total bad debt provision charged to expense during the years ended December 31, 2003, 2002 and 2001, was $12.2 million, $15.9 million and $12.7 million, respectively. The Company’s total contractual provision offset against revenue during the years ended December 31, 2003, 2002 and 2001, was $64.4 million, $53.7 million and $35.9 million, respectively. The increase in the Company’s provision for contractual allowances was due to revenue growth and additional reserves related to specific customer contracts. The decrease in the Company’s provision for bad debt allowances was due to improved collections resulting from recently implemented information systems.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts receivable, net of related allowances, was comprised of the following at December 31 (in thousands):

	2003	2002
Accounts receivable	$216,601	$209,734

Bad debt allowances	(20,776)	(13,261)
Contractual allowances	(25,381)	(28,912)

Total allowances	(46,157)	(42,173)

Accounts receivable, net	$170,444	$167,561

(f) Inventories

Inventories primarily consist of medical supplies and related products held for resale and are valued at the lower of cost (first-in, first-out method) or market. Inventories are included in prepaid expenses and other current assets on the consolidated balance sheet.

(g) Property and Equipment

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

	2003	2002
Land	$2,462	$2,612
Buildings and improvements	5,971	6,266
Leasehold improvements	69,055	65,198
Furniture and equipment	67,080	63,434
Computer hardware	84,659	78,372
Computer software	97,754	82,531

	326,981	298,413
Accumulated depreciation and amortization	(206,880)	(163,432)

	$120,101	$134,981

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(h) Goodwill and Other Intangible Assets

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

Under generally accepted accounting principles, the Company is required to write down its intangible assets if they are determined to be impaired. Under current accounting standards, an impairment of an intangible asset is considered to have occurred when the estimated undiscounted future cash flows related to the assets are less than the carrying value of the asset. Estimates of future cash flows involve consideration of numerous factors, depending upon the specific asset being assessed. Relevant factors in this assessment include estimates of future market growth rates, service acceptance and lifecycles, selling prices and volumes, responses by competitors, service delivery costs and assumptions as to other operating expenses. When the Company determines that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in the Company’s current business model. The value of these projected discounted cash flows could be subject to change based on differences in the assumptions noted above.

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

Under SFAS 142, the Company is required to test all existing goodwill and indefinite life intangibles for impairment annually, on a reporting unit basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the component level), discrete financial information is prepared and regularly reviewed by management, and the businesses are not otherwise aggregated due to having certain common characteristics, in which case such component is the reporting unit. The Company uses a fair value approach to test goodwill and indefinite life intangibles for impairment. The Company recognizes an impairment charge for the amount, if any, by which the carrying amount of goodwill and indefinite life intangibles exceeds its fair value. The Company established fair values using projected cash flows. When available and as appropriate, the Company used comparative market multiples to corroborate projected cash flow results.

The Company completed the transitional implementation tests on a reporting unit basis under SFAS 142 for intangible assets with indefinite lives and goodwill and determined that no impairment existed at January 1, 2002. The Company completed its 2003 and 2002 annual impairment tests of goodwill and determined that no impairment existed at July 1, 2003 or July 1, 2002, respectively. The Company recorded no goodwill impairment charges during

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2003, 2002 or 2001. However, the fair value of Care Management Services exceeded its carrying value by approximately 22% for the third quarter of 2003 impairment test, due primarily due to this reporting unit’s recent performance trends. A non-cash goodwill impairment charge to income may be incurred for this reporting unit in a future period if there is a modest decrease in future earnings.

A reconciliation of the previously reported net income for the year ended December 31, 2001 to the amounts adjusted for the reduction of amortization expense, is as follows (in thousands):

Net loss:
As reported	$(18,407)
Add: amortization expense adjustment	14,906

As adjusted	$(3,501)

The net carrying value of goodwill and other intangible assets is comprised of the following, as of December 31 (in thousands):

	2003	2002
Amortized intangible assets, gross:
Customer contracts	$6,190	$6,190
Covenants not to compete	4,305	4,305
Customer lists	3,420	3,420
Servicing contracts	3,293	3,293
Licensing and royalty agreements	285	285

	17,493	17,493
Accumulated amortization of amortized intangible assets:
Customer contracts	(3,342)	(1,770)
Covenants not to compete	(2,628)	(1,411)
Customer lists	(3,141)	(2,430)
Servicing contracts	(713)	(384)
Licensing and royalty agreements	(229)	(123)

	(10,053)	(6,118)

Amortized intangible assets, net	7,440	11,375

Non-amortized intangible assets:
Goodwill	476,179	474,702
Assembled workforce	—	—
Trademarks	154	154

	$483,773	$486,231

The change in the net carrying amount of amortized intangible assets during the year ended December 31, 2003 is due to amortization. The net increase in goodwill is primarily due to acquisitions.

The net carrying value of goodwill by operating segment is as follows, as of December 31 (in thousands):

	2003	2002
Health Services	$245,203	$243,726
Network Services	184,902	184,902
Care Management Services	46,074	46,074

	$476,179	$474,702

Amortization expense for intangible assets with finite lives was $3.9 million, $3.8 million and $0.8 million, respectively, for the years ended December 31, 2003, 2002 and 2001. Estimated amortization expense on intangible assets with finite lives for the five succeeding fiscal years ending December 31, is as follows (in millions): $3.3, $2.2, $0.5, $0.4, $0.3.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The value of goodwill and other intangible assets acquired was recorded at fair value. Through December 31, 2001, goodwill for acquisitions concluded through June 30, 2001 was amortized on a straight-line basis in accordance with Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations (“APB 16”) over a period not to exceed 25 years. In accordance with SFAS 142, goodwill was not amortized for acquisitions concluded subsequent to June 30, 2001. Other intangibles were amortized on a straight-line basis over their estimated lives as follows:

Asset Classification	Estimated Useful Life
Customer contracts	2.5-4.0 years
Covenants not to compete	3.0-5.0 years
Servicing contracts	10.0 years
Customer lists	7.0 years
Assembled workforce	5.0 years
Licensing and royalty agreements	2.7 years
Trademarks	Indeterminate life

(i) Deferred Finance Costs

The Company capitalizes deferred finance costs and amortizes them on a straight-line basis over the life of the indebtedness. In conjunction with the issuance of certain 1999 Recapitalization indebtedness, the Company incurred $18.1 million in deferred finance costs, consisting primarily of underwriting fees. As part of the amendment of its credit facility in March 2000, the Company was required to pay a fee of $1.7 million to its lenders. Additionally, the Company paid $0.5 million in November 2001 for revisions of its credit facility covenants due to the acquisition of National Healthcare Resources, Inc. (“NHR”). The Company also paid $1.1 million and $2.2 million in June 2002 and November 2002, respectively, for credit facility amendments. In June 2002, the Company expensed $1.2 million of deferred financing fees, net of accumulated amortization, related to the early redemption of the Company’s 13.0% senior subordinated notes. The Company expensed additional deferred financing fees of $0.4 million, net of accumulated amortization, in November 2002 related to prepayments on its credit facility. The Company paid $5.5 million and $1.2 million in August 2003 and November 2003, respectively, related to the issuance of its 9.5% senior subordinated notes. The Company paid $5.9 million and $0.6 million in August 2003 and November 2003, respectively, related to its new credit facility. In August 2003, the Company expensed $7.8 million of deferred financing costs, net of accumulated amortization, related to the termination of its previous credit facility. Deferred finance costs, net of accumulated amortization, of $15.2 million and $12.7 million were included in other assets at December 31, 2003 and 2002, respectively.

(j) Valuation of Hedging Arrangements

The Company was a party to certain arrangements that hedged a portion of its exposure to variable interest rates under its previous credit facility. When accounting for hedging arrangements, the Company was required by accounting standards to:

•	recognize the fair value of hedging arrangements as assets or liabilities in the financial statements, and

•	recognize changes in the fair value of these derivatives in the statements of operations.

Third parties, including major banking institutions, provided the Company with estimates of fair values of the Company’s hedging arrangements, which reflected several factors, including relevant future market conditions, current bid-offer spreads and other market conditions. Valuations based on other models or different assumptions, including yield curve shifts, could have resulted in significantly different valuation estimates and could have caused significant non-cash charges to earnings relating to the change in the fair value of the interest rate hedges that the Company utilized. The Company terminated its hedging arrangements in August 2003 as part of its refinancing transactions, and the costs related to recognizing changes in their fair market value were charged to expense in the third quarter of 2003. The fair value of these hedges at December 31, 2002 was a liability of $33.5 million.

(k) Valuation of Acquired Assets and Liabilities

The Company has grown in part through several strategic acquisitions over the last few years. In many cases, the Company prepares its own internal purchase price allocations and determines the lives of the acquired assets.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

However, the Company may also use independent appraisers to assist in these efforts for larger or more complex acquisitions. The Company uses several valuation techniques in order to estimate fair values, including discounted cash flow analysis, replacement cost analysis and market comparables. These methods require significant assumptions regarding market conditions, operational integration issues, and the utilization of the underlying assets, which could change in the future and result in a significant impact on the Company’s earnings. Additionally, the Company is required to make estimates of restructuring liabilities incurred in connection with these assets. These estimates involve assumptions relating to the timing and cost of personnel reductions, facility lease charges and other related exit costs. Because of the inherent nature of these assumptions and techniques, the Company could experience changes in estimated values that could be material to its earnings.

During 2003 and 2002, the Company acquired a total of nine occupational healthcare centers, as well as the 12 centers obtained in the acquisition of substantially all of the assets and liabilities of OccMed Systems, Inc. (“OccMed”). During this time we also acquired Em3 Corporation (“Em3”), HealthNetwork Systems LLC (“HNS”) and NHR. Except as discussed in “Note 4, Recent Acquisitions and Unusual Charges,” the individual assets and liabilities of each acquired company were recorded at fair value, reflecting amounts for tangible assets and liabilities and intangible assets.

(l) Investments in Joint Ventures

Effective December 31, 2001, the Company paid $0.5 million to acquire a controlling interest in the two joint ventures that had historically been accounted for under the equity method. Accordingly, beginning January 1, 2002, the results for these joint ventures are consolidated with those of the Company. For the year ended December 31, 2001, revenue for these entities was $7.4 million, gross profit was $1.2 million and net income was $0.2 million.

(m) Self-Insurance

The Company is self-insured for a portion of the current and prior years’ losses related to workers’ compensation, professional liability, general liability, automobile and certain employee health benefits. The Company’s 2003 self-insurance retention liability on a per claim basis ranges from $500 to $500,000. Generally, the Company’s self-insurance retention liability is $50,000 for general and umbrella liability, $250,000 for workers’ compensation, and $500,000 for professional liability, directors’ and officers’ liability, and employment practices. Liabilities in excess of these amounts are the responsibility of the insurer. The Company is self-insured for a portion of healthcare claims for eligible participating employees, subject to certain deductibles and limitations. The Company’s policy is to accrue reserve amounts for all reported claims and an estimate of reserves for claims incurred but not yet reported.

(n) Professional Liability Insurance Claims

The Company operates, along with virtually all healthcare providers, in an environment with medical malpractice and professional liability risks. The entire primary care segment of the healthcare industry is experiencing a dramatic increase in professional liability costs because of the volume of claims and the large legal settlements based on alleged negligence in providing healthcare. Allowances for professional liability risks were $6.1 million and $5.6 million at December 31, 2003 and 2002, respectively. The Company bases its provisions for losses related to professional liability risks upon actuarially determined estimates. Loss and loss expense allowances represent the present value of the estimated ultimate net cost of all reported and unreported losses incurred. The Company estimates the allowances for unpaid losses and loss expenses using individual case-basis valuations and statistical analyses. Trends in loss severity and frequency affect these estimates. The Company continually reviews and records adjustments for these estimates as experience develops or new information becomes known. Current operating results include the changes to the estimated allowances. Due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed the Company’s estimates.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(o) Foreign Currency Translation

All assets and liabilities of the Company’s Canadian offices are translated at the year-end exchange rate, while revenue and expenses are translated at the average exchange rate in effect at the time of the transaction. Cumulative translation adjustments were immaterial for the years ended December 31, 2003, 2002 and 2001.

(p) Income Taxes

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

(q) Use of Estimates

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

(r) Reclassifications

Certain reclassifications have been made in the 2002 and 2001 financial statements to conform to classifications used in 2003. As a result, the amounts reported in the consolidated financial statements of the Company differ from amounts previously reported in the Company’s Forms 10-K for the years ended December 31, 2002 and 2001 and Forms 10-Q for the quarters ended March 31, June 30 and September 30, 2003, 2002 and 2001.

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

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 concludes that gains or losses from debt extinguishments used as part of a company’s risk management strategy should not be classified as an extraordinary item, effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, effective for transactions occurring after May 15, 2002. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions, effective for financial statements issued on or after May 15, 2002. The Company adopted the provisions of this pronouncement for all related transactions in the second quarter of 2002. This adoption did not have a significant impact on the consolidated financial statements. The

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company redeemed $47.5 million of its existing 13.0% senior subordinated notes in July 2002 and prepaid $25.0 million of its senior term indebtedness in November 2002. Additionally, the Company terminated its previous credit facility in the third quarter of 2003. In accordance with SFAS 145, the related losses from debt extinguishment were included in income from continuing operations in the respective periods of 2002 and 2003. For a further discussion, see “Note 5. Revolving Credit Facility and Long-Term Debt.”

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value when either the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees who will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The Company adopted SFAS 146 on January 1, 2003. The adoption did not have a material impact on the consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s adoption of FIN 45 did not have a material impact on its results of operations and financial position, as the Company’s previous credit agreement prohibited, and its existing credit agreement prohibits, these types of guarantees.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock options. For the disclosures required by SFAS 148, see “Note 10, Stock Option Plans.”

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2003, FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), replacing the original interpretation issued in January 2003. FIN 46R requires certain entities to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to received expected returns. Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities. The provisions of FIN 46R must be immediately applied for variable interest entities created after January 31, 2003 and for variable interests in entities commonly referred to as “special purpose entities.” For all other variable interest entities, implementation is required by March 31, 2004. The Company does not have any variable interest entities.

4. Recent Acquisitions and Unusual Charges

In December 2002, the Company acquired Em3, a privately-held company located in Addison, Texas, in a transaction valued at $30.7 million. Following its inception in 2000, Em3 established a nationwide network of primary care physicians specializing in occupational healthcare, and its proprietary information systems and approach to the integration and management of workers’ compensation care attracted several large national employers as its clients. Em3’s business is complementary in nature to the Company’s businesses. Under the terms of the transaction, Concentra Holding issued approximately $30.1 million of its common stock to Em3’s equity holders through an exchange of Concentra Holding’s common stock for substantially all of the assets and liabilities of Em3. Because there has been no active trading market for Concentra Holding’s common stock, the board of directors relied upon independent valuation analyses, internal and other financial analyses and negotiation with the principal stockholders of Em3 to determine the fair value of the common stock and number of shares to issue in the transaction. Concurrently with the closing of the acquisition, Concentra Holding contributed the assets and liabilities of Em3 to the Company, and the Company subsequently repaid $0.6 million of Em3’s indebtedness to its largest stockholder, WCAS. The repayment of the indebtedness was financed through the use of cash on hand and by drawing down the Company’s existing revolving credit line.

In December 2002, the Company also acquired OccMed, a privately-held company located in Addison, Texas, in a transaction valued at $16.6 million. OccMed, established in 2001, developed 12 occupational healthcare centers across six geographic markets in the United States. Under the terms of the transaction, Concentra Holding issued approximately $12.8 million of its common stock for OccMed’s assets and liabilities. Concurrent with this acquisition, Concentra Holding contributed the OccMed assets and liabilities to the Company, and the Company repaid $1.0 million of OccMed’s indebtedness to its largest stockholder, WCAS, and $2.8 million of other indebtedness. Because there has been no active trading market for Concentra Holding’s common stock, the board of directors relied upon independent valuation analyses, internal and other financial analyses and negotiation with the principal stockholders of OccMed to determine the fair value of the common stock and number of shares to issue in the transaction. The repayment of the indebtedness was financed through the use of cash on hand and by drawing down the Company’s existing revolving credit line.

Because the Company is controlled by its primary stockholder, WCAS, and because WCAS also owned approximately 66% of Em3 and 69% of OccMed, the acquisition accounting for these transactions was viewed as a reorganization of entities under common control. Accordingly, the historical costs of Em3’s and OccMed’s assets and liabilities have been utilized as if WCAS contributed their 66% and 69% respective interests in Em3 and OccMed to the Company at their historical cost. The Company accounted for the remaining 34% of Em3 and 31% of OccMed under the purchase method of accounting in accordance with SFAS 141, whereby assets and liabilities are “stepped-up” to fair value; any purchase price in excess of the amounts allocated to identifiable intangible assets acquired was allocated to goodwill. The effective date of these acquisitions was December 1, 2002.

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

In connection with the Em3 acquisition, the Company recorded $0.5 million in restructuring costs primarily associated with professional fees, facilities consolidation costs and personnel reductions. Unusual charges of $0.5 million were recorded to reflect transaction costs associated with the Em3 and OccMed acquisitions. Through December 31, 2003, the Company had paid approximately $0.5 million for professional fees and services, including legal and accounting fees and no restructuring accrual remained in connection with this acquisition.

In November 2001, the Company acquired all of the outstanding shares of capital stock of NHR, a privately-held company located in New York, New York, in a transaction valued at $141.8 million. NHR, founded in 1992, provided care management and network services to the workers’ compensation and auto insurance industries nationwide. NHR’s businesses were complementary in nature to and significantly expanded the Company’s Care Management and Network Services businesses. In connection with this acquisition, Concentra Holding paid $84.0 million to NHR’s equity and option holders through cash payments totaling $1.0 million and an exchange of approximately 3.8 million shares of its common stock for all of the outstanding shares and share equivalents of NHR. Because there has been no active trading market for Concentra Holding’s common stock, the board of directors relied upon independent valuation analyses, internal financial analyses and negotiation with the principal stockholders of NHR to determine the fair value of the common stock and number of shares to issue in the transaction. Concurrently with the closing of the acquisition, Concentra Holding contributed the capital stock and

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

share equivalents of NHR to the Company’s capital, and the Company repaid $57.8 million of NHR’s indebtedness. Of this $57.8 million, (1) $19.5 million was financed through Concentra Holding’s sale of new common stock and warrants, which were subsequently contributed to the Company’s capital; and (2) the remainder was financed through the use of cash on hand and by drawing down the Company’s then-existing revolving credit line.

Because the Company’s controlling stockholder, WCAS, owned approximately 48% of the common voting equity of NHR, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the historical costs of NHR’s assets and liabilities were utilized to the extent of WCAS’ proportionate ownership interest in NHR and the remainder of the acquisition was accounted for under the purchase method of accounting, whereby assets and liabilities are “stepped-up” to fair value with the remainder allocated to goodwill. The Company recognized NHR’s historical net income and loss as a non-operating item in proportion to WCAS’ investment in NHR utilizing the equity method of accounting from August 17, 1999 through October 31, 2001. Additionally, for financial statement purposes, WCAS’ historical equity interest in NHR as of August 17, 1999, was treated as a deemed contribution of equity to the Company, which has reflected the historical value of its presumed equity interest in NHR as a long-term investment in other assets on its consolidated balance sheet through the date of its acquisition of NHR on November 1, 2001. The presumed equity contribution as of August 17, 1999 was predicated on the premise that WCAS could have contributed its interest in NHR to the Company at the time it undertook its recapitalization transaction. NHR’s full results of operations were consolidated after November 1, 2001, the effective date of the acquisition.

Pursuant to the acquisition accounting discussed above, a portion of the acquired assets was recorded at historical values and the remaining portion was “stepped up” to fair value. To reflect the deemed dividend to WCAS for their receipt of a portion of NHR’s acquisition consideration, goodwill and retained earnings were both reduced by $32.2 million. No contingent consideration existed related to this transaction.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted average life of the amortizable intangible assets purchased from NHR is 5.5 years. The $100.4 million of goodwill was assigned to the Network Services and Care Management Services segments in the amounts of $53.7 million and $46.7 million, respectively. The primary items that generated this goodwill were the value of the acquired assembled workforce and the synergies between the acquired business and the Company. None of the goodwill is expected to be deductible for tax purposes. The transaction occurred after June 30, 2001, and therefore, the acquired goodwill is not subject to amortization. Liabilities assumed in the acquisition include a long-term liability of $9.4 million, which requires Concentra Holding to deliver a specified number of shares of its common stock to certain individuals who were stock option holders of NHR on the earlier of six months after an initial public offering by Concentra Holding or the passage of seven years. This liability is reflected on the Company’s consolidated balance sheet as another long-term liability.

The following unaudited pro forma summary for the year ended December 31, 2001 presents information as if NHR had been acquired as of January 1, 2002. The pro forma amounts include certain adjustments, primarily to recognize depreciation and amortization based on the allocated purchase price of NHR’s assets, and do not reflect any benefits from economies which might be achieved from combining operations. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies. ($ in thousands):

2001
Pro forma revenue	$977,623
Pro forma net loss	(18,471)

In connection with the NHR acquisition, the Company recorded $6.0 million in asset write-downs and $6.8 million in restructuring costs primarily associated with employee severance and facilities consolidation costs. Of this $12.8 million, $5.5 million was recognized in 2001 as a charge for the acquisition of an affiliate and reflects WCAS’ proportionate ownership percentage in NHR as applied to the total amount of asset write-downs and restructuring liabilities that occurred in connection with the acquisition. The Company recorded unusual charges of $0.5 million to reflect employee severance and facility consolidation costs associated with the Company’s facilities. The Company recorded the remaining $6.8 million, which was reflective of the remaining non-WCAS proportionate ownership percentage in NHR as applied to the total amount of asset write-downs and restructuring liabilities that occurred in connection with the acquisition, under the purchase method of accounting. Through December 31, 2003, the Company used $6.0 million associated with asset write-downs and paid approximately $0.9 million for professional fees and services, including legal, accounting and regulatory fees, $3.4 million in facility consolidations, $2.0 million in costs related to personnel reductions and $0.1 million for other unusual costs. In the last half of 2002, the Company recorded an additional $0.6 million to the restructuring cost accrual due primarily to increased estimates for personnel and facility termination costs. At December 31, 2003, approximately $1.0 million of the restructuring cost accrual remained for facility obligations with terms expiring through August 2006, costs related to personnel reductions and other unusual charges. The Company anticipates that the majority of the remaining liability will be used over the next 12 months.

In November 2001, the Company acquired all of the outstanding capital stock of HNS, a privately-held company located in Naperville, Illinois, in a transaction valued at approximately $30.9 million. HNS, founded in 1999, provides network management services such as provider bill repricing and provider data management for health plans and other payors working with multiple preferred provider organization networks. These services are complementary to the Company’s existing services. Concentra Holding financed this acquisition primarily through the sale of its equity. Concentra Holding exchanged this cash and other consideration for all of HNS’ capital stock. Concurrent with the closing of the acquisition, Concentra Holding contributed the capital stock of HNS and $0.8 million of cash to the Company, and the Company repaid approximately $0.8 million of HNS’ indebtedness. Steven E. Nelson, one of the Company’s directors, was the President and Chief Executive Officer of HNS at the time of the acquisition. Mr. Nelson and certain other of the Company’s directors and management owned approximately 46.1% of the equity in HNS. All of HNS’ assets, including its contracts, equipment, intangibles and goodwill, as well as all of its liabilities, were transferred to the Company and were recorded at fair value under the purchase method of accounting. The fair values of the acquired assets and liabilities were determined by internal financial analyses and third-party valuations. The $26.1 million of goodwill was assigned to the Network Services segment and was reduced by $1.5 million in 2002 primarily due to certain purchase adjustments. The primary items that generated this goodwill were the value of the acquired assembled workforce and the synergies between the acquired business and the Company. The goodwill is expected to be deductible for tax purposes. The transaction occurred after June 30, 2001, and therefore, the acquired goodwill is not subject to amortization.

Health Services acquired six centers in four transactions in 2003 and three centers in two transactions in 2002. The Company paid approximately $6.2 million and $2.8 million, net of cash acquired, and recorded approximately $5.1 million and $3.0 million for goodwill in 2003 and 2002, respectively. No contingent consideration exists related to these transactions. All of the acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values at the dates of acquisition. Some of those estimates are preliminary and subject to further adjustment.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following are rollforwards of the unusual cost reserves related to the acquisitions of NHR in 2001 and Em3 and OccMed in 2002 recorded by the Company (in thousands):

	Beginning Of Year	Accrued	Usage	End of Year
Fourth Quarter 2001 Accrual
2001	$—	$6,723	$(1,050)	$5,673
2002	5,673	621	(4,300)	1,994
2003	1,994	—	(991)	1,003

Fourth Quarter 2002 Accrual
2002	$—	$454	$(304)	$150
2003	150	—	(150)	—

Total
2001	$—	$6,723	$(1,050)	$5,673
2002	5,673	1,075	(4,604)	2,144
2003	2,144	—	(1,141)	1,003

5. Revolving Credit Facility and Long-Term Debt

The Company’s long-term debt as of December 31, 2003 and 2002 consisted of the following (in thousands):

	December 31,
	2003	2002
Term loan due 2009	$333,325	$—
Tranche B term loan	—	224,626
Tranche C term loan	—	112,314
9.5% senior subordinated notes due 2010, net	181,918	—
13.0% senior subordinated notes due 2009	142,500	142,500
Other	1,491	386

	659,234	479,826
Less: Current maturities	(4,841)	(3,825)

Long-term debt, net	$654,393	$476,001

The Company had no revolving credit borrowings at December 31, 2003 and 2002. As of December 31, 2003 and 2002, accrued interest was $15.6 million and $11.4 million, respectively.

On August 13, 2003, the Company completed a series of refinancing transactions (the “Refinancing Transactions”) that included issuing $150.0 million aggregate principal amount of 9.5% senior subordinated notes (the “9.5% Subordinated Notes”) and entering into a new $435.0 million senior secured term credit facility (the “New Credit Facility”). The New Credit Facility consists of a $335.0 million term loan facility (the “New Term Loan”) and a $100.0 million revolving loan facility (the “New Revolving Credit Facility”). The Company used the proceeds from the 9.5% Subordinated Notes offering and the New Credit Facility together with cash on hand to: (1) repay the $335.2 million of outstanding indebtedness under the Company’s previous credit facility, (2) terminate previously existing interest rate hedging arrangements valued at $23.6 million, (3) transfer $141.2 million of cash proceeds to the Company’s parent, Concentra Holding, to enable it to redeem a portion of its 14.0% senior discount debentures, (4) pay $4.6 million of accrued interest on the previous credit facility and hedging arrangements and (5) pay approximately $11.3 million of related fees and expenses. In connection with the termination of the existing credit facility, the Company recorded approximately $7.8 million of debt extinguishment costs in the third quarter of 2003 for the write-off of related deferred financing fees and other expenses.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On November 20, 2003, the Company issued an additional $30.0 million aggregate principal amount of its 9.5% Subordinated Notes. These notes were issued at 106.5% of their face value, resulting in the receipt of $2.0 million in additional gross proceeds. The proceeds from the 9.5% Subordinated Notes together with cash on hand were used to: (1) transfer $52.8 million of cash proceeds to the Company’s parent, Concentra Holding, to enable it to redeem the remainder of its outstanding 14.0% senior discount debentures and (2) pay approximately $1.8 million of related fees and expenses. Additionally, the Company extended the maturity of Concentra Holding’s $55.0 million bridge loan agreement from June 24, 2004 to March 31, 2005.

On August 13, 2003, the Company entered into the New Credit Facility with a consortium of banks. Borrowings under the New Revolving Credit Facility and New Term Loan bear interest, at the Company’s option, at either (1) the Alternate Base Rate (“ABR”), as defined, plus a margin initially equal to 2.25% for the loans under the New Revolving Credit Facility and 2.75% for the New Term Loan or (2) the reserve-adjusted Eurodollar rate plus a margin initially equal to 3.25% for the loans under the New Revolving Credit Facility and 3.75% for the New Term Loan. The margins for borrowings under the New Revolving Credit Facility will be subject to reduction based on changes in the Company’s leverage ratios and certain other performance criteria. The New Term Loan matures on June 30, 2009, and requires quarterly principal payments of $0.8 million through June 30, 2008, $47.7 million for each of the following two quarters, $95.5 million on March 31, 2009 and any remaining balance due on June 30, 2009. The New Revolving Credit Facility provides for borrowing up to $100.0 million and matures on August 13, 2008. As part of the New Credit Facility, the Company was required to pay fees of $5.2 million to the lenders approving the agreement and $0.7 million of other related expenses. These fees and expenses were capitalized as deferred financing costs and will be amortized over the life of the New Credit Facility. The New Credit Facility contains certain financial compliance ratio tests. A failure to comply with these and other financial compliance ratios could cause an event of default under the New Credit Facility that could result in an acceleration of the related indebtedness before the terms of that indebtedness otherwise require the Company to pay that indebtedness. Such an acceleration would also constitute an event of default under the indentures relating to the Company’s 9.5% Subordinated Notes and 13.0% senior subordinated notes (“13.0% Subordinated Notes”) and could also result in an acceleration of the 9.5% Subordinated Notes and the 13.0% Subordinated Notes before the indentures otherwise require the Company to pay the notes. The New Credit Facility contains prepayment requirements that would occur based on certain net asset sales outside the ordinary course of business by the Company, from the proceeds of specified debt and equity issuances by the Company and if the Company has excess cash flow, as defined in the agreement. The Company was not required to make prepayments under these provisions in 2003. However, management anticipates that the Company may meet these requirements in future periods, based upon its financial projections.

Prior to August 13, 2003, the Company had a credit agreement (the “Previous Credit Facility”) with a consortium of banks, providing for term loans and a $100 million revolving credit facility. The term loans were issued in 1999 as a $250 million term loan (the “Tranche B Term Loan”) and a $125 million term loan (the “Tranche C Term Loan”) bearing interest, at the Company’s option, at the ABR, as defined, plus 3.00% and 3.25%, respectively, or the Eurodollar Rate, as defined, plus 4.00% and 4.25%, respectively.

On June 14, 2002, the Company and its lenders amended the Previous Credit Facility. Under the terms of the amended agreement, the financial compliance ratios were modified to allow for increased leverage coverage through September 2004 and decreased interest coverage through December 2004, as compared to the previously amended agreement. As part of the amendment, the Company was also required to pay a fee of $1.1 million to lenders approving the agreement. The amendment fee was capitalized as deferred financing costs and was amortized over the remaining life of the Previous Credit Facility.

On November 20, 2002, the Company amended the Previous Credit Facility. Under the terms of the amended agreement, the financial compliance ratios were modified to allow for increased leverage coverage through June 2005 and decreased interest coverage through June 2005, as compared to the previously amended agreement. The amendment also included provisions that enabled the Company to proceed with its acquisitions of Em3 and OccMed. As part of the amendment, the Company was also required to pay a fee of $2.2 million to lenders approving the agreement. The amendment fee was capitalized as deferred financing costs and was amortized over the remaining life of the Previous Credit Facility.

Also on November 20, 2002, in connection with the amendment of Previous Credit Facility, Concentra Holding completed the sale of $25.0 million of its common stock to its primary equity sponsors and contributed the proceeds

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to Concentra Operating. The Company subsequently prepaid $16.7 million and $8.3 million of its Tranche B Term Loan and Tranche C Term Loan, respectively, on November 25, 2002, and expensed previously capitalized deferred financing fees of $0.4 million, net of accumulated amortization.

The Tranche B Term Loan would have matured on June 30, 2006, and required quarterly principal payments of $0.6 million through June 30, 2005, and $54.7 million for each of the remaining four quarters or until all principal was repaid. The Tranche C Term Loan would have matured on June 30, 2007, and required quarterly principal payments of $0.3 million through June 30, 2006, and $27.1 million for each of the remaining four quarters or until all principal was repaid. The previous revolving credit facility provided for borrowing up to $100 million and would have matured on August 17, 2005. As part of the Refinancing Transactions, the Company repaid all amounts outstanding under the Previous Credit Facility and expensed the write-off of related $7.8 million of deferred financing fees and expenses.

The ABR, as defined, and the Eurodollar Rate, as defined, were 4.00% and 1.15%, respectively, at December 31, 2003, and 4.25% and 1.4%, respectively, at December 31, 2002. Commitment fees on the unused New Revolving Credit Facility borrowings are 0.5% per annum, consistent with the previous revolving credit facility. The weighted-average interest rate for borrowings under the New Term Loan was 4.94% at December 31, 2003. The weighted-average interest rates for the borrowings under the Tranche B Term Loan were 5.4% and under the Tranche C Term Loan were 5.7% at December 31, 2002.

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

In connection with the acquisition of NHR in November 2001, the Company assumed an interest rate collar agreement, which converted $23.6 million of certain variable rate debt to fixed rates and expired on May 19, 2003. Under the terms of this agreement, the Company generally paid and received the Swap Rate to and from the counterparty on the notional amount subject to the following restrictions: the minimum rate the Company paid was 6.5% when the Swap Rate was less than that amount; the maximum rate the Company paid was 8.0% when the Swap Rate was greater than that amount; and if the Swap Rate was between 6.5% and 8.0%, the Company paid the Swap Rate. At May 19, 2003, the counterparty elected to exercise its option to fix the interest rate at 7.11% for an additional two years. However, as were the Company’s other interest rate hedge agreements, this agreement was cancelled as a part of the Refinancing Transactions.

Changes in the fair value of the Company’s interest rate hedging arrangements, including the Company’s interest rate collar agreements, were recognized each period in earnings. All earnings adjustments resulting from changes in the fair values of the interest rate collars were non-cash charges or credits and did not impact cash flows from operations or operating income. There were periods with significant non-cash increases or decreases to the Company’s earnings relating to the change in the fair value of the interest rate collars. Further, if the Company held each of these collars to maturity (2004 and 2005), the earnings adjustments would have offset each other on a cumulative basis and would have ultimately equaled zero. These hedging arrangements were eliminated as part of

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Refinancing Transactions, and the costs related to recognizing changes in their fair market value were charged to expense in the third quarter of 2003. In 2003 and 2002, the Company increased its interest expense by $10.4 million and $15.5 million through net cash paid to the counterparty under these collars. The New Credit Facility does not require the Company to enter into any hedging arrangements.

The 9.5% Subordinated Notes are general unsecured indebtedness with semi-annual interest payments due on February 15 and August 15, commencing on February 15, 2004. These notes mature on August 15, 2010. As part of the issuance of the 9.5% Subordinated Notes, the Company was required to pay $4.5 million in arrangement fees and $1.0 million of other related expenses. These fees and expenses were capitalized as deferred financing costs and will be amortized over the life of the 9.5% Subordinated Notes. At any time prior to August 15, 2006, the Company can redeem, with proceeds from new equity, up to 35% of the aggregate principal amount of the 9.5% Subordinated Notes at a redemption price of 109.5% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date. Prior to August 15, 2007, the Company may redeem all, but not less than all, of the 9.5% Subordinated Notes at a redemption price of 100.0% of the principal amount of the notes plus the applicable premium, as defined, and accrued and unpaid interest to the redemption date. The Company can also redeem all or part of the 9.5% Subordinated Notes on or after August 15, 2007 at 104.8% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, with the redemption premium decreasing annually to 100.0% of the principal amount on August 15, 2009. Upon a change of control, as defined, each holder of the 9.5% Subordinated Notes may require the Company to repurchase all or a portion of that holder’s notes at a purchase price of 101.0% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest. On October 14, 2003 the Company completed an exchange offer in which it exchanged the 9.5% Subordinated Notes for notes that were registered under the Securities Act of 1933.

The Company issued an additional $30.0 million aggregate principal amount of its 9.5% Subordinated Notes on November 20, 2003 at 106.5% of their face value. As part of this issuance, the Company was required to pay $1.4 million in arrangement fees and $0.4 million of other related expenses. These fees and expenses were capitalized as deferred financing costs and will be amortized over the life of the 9.5% Subordinated Notes.

The 13.0% Subordinated Notes were issued on August 5, 1999 for $190.0 million and are general unsecured indebtedness with semi-annual interest payments due on February 15 and August 15 commencing on February 15, 2000. On July 24, 2002, as allowed by the indenture to the 13.0% Subordinated Notes and as elected by the Company, the Company redeemed 25% of the original face value of the 13.0% Subordinated Notes through payment of an amount equal to 113.0% of the face value of the notes redeemed. The redemption is described more fully below. The Company can also redeem the remaining $142.5 million principal balance of the 13.0% Subordinated Notes on or after August 15, 2004 at 106.5% of the principal amount with the redemption premium decreasing annually to 100.0% of the principal amount on August 15, 2008.

On June 25, 2002, Concentra Holding entered into a $55.0 million bridge loan agreement (“Bridge Loan”) with affiliates of Salomon Smith Barney and Credit Suisse First Boston. The loans bear interest, at Concentra Holding’s option, at the base rate, as defined, plus 0.50%, or the Eurodollar Rate, as defined, plus 1.5%. The Bridge Loan requires no cash interest payments until maturity. The Bridge Loan is guaranteed by WCAS and WCAS Capital Partners III, L.P. As part of the agreement, Concentra Holding was required to pay fees of $1.0 million to the lenders approving the agreement and $1.0 million to the loan guarantors and others. These fees were capitalized by Concentra Holding as deferred financing costs and will be amortized over the life of the Bridge Loan. Pursuant to action by the Company’s board of directors, Concentra Operating then issued 54 shares of its common stock to Concentra Holding for $53.3 million of cash. On July 24, 2002, these proceeds were used to redeem 25%, or $47.5 million, of the Company’s outstanding 13.0% Subordinated Notes, pursuant to the provisions of the indenture. In connection with the July redemption, the Company paid a $6.2 million premium over the face value of the redeemed bonds and accrued interest of $2.7 million. Concurrently, the Company expensed approximately $1.2 million of related existing deferred financing fees and other expenses associated with this early redemption. In accordance with SFAS 145, these debt extinguishment costs were included in income from continuing operations in the third quarter of 2002. On November 20, 2003, Concentra Holding extended the maturity of its Bridge Loan from June 24, 2004 to March 31, 2005, in conjunction with Concentra Operating’s issuance of the additional $30.0 million of its 9.5% Subordinated Notes.

The 9.5% Subordinated Notes, as well as the 13.0% Subordinated Notes, the Previous Credit Facility and the New Credit Facility, are guaranteed on a joint and several basis by each and every current wholly-owned subsidiary, the results of which are consolidated in the results of the Company. These guarantees are full and unconditional. The

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company has certain subsidiaries that are not wholly-owned and do not guarantee the 13.0% Subordinated Notes or the 9.5% Subordinated Notes. For financial information on guarantor and non-guarantor subsidiaries, see “Note 14. Condensed Consolidating Financial Information.”

The New Credit Facility, the 9.5% Subordinated Notes and the 13.0% Subordinated Notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company’s capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, cross default provisions with other indebtedness of Concentra Operating and Concentra Holding, capital expenditures and changes in control of the Company. Under the New Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Previous Credit Facility contained similar covenants and financial covenant ratio tests. The Company was in compliance with its covenants, including its financial covenant ratio tests, in 2003 and 2002. While less restrictive than the requirements under the Previous Credit Facility, the ratio tests under the New Credit Facility become more restrictive for future quarters through the fourth quarter of 2008. The Company’s ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. The Company believes it will be in compliance with its covenants for the next twelve months.

In the first quarter of 2003, the Company entered into a five-year capital lease for software. The Company paid $1.5 million to the lessor at the lease execution, with the remaining $1.5 million to be paid in the first quarter of 2004. At the end of the five-year term, the Company has the option to extend the term of the agreement. The software will be amortized over the primary term of the lease.

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

6. Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, and accounts payable, approximate fair value because of the short maturity of those instruments. The fair value of the Company’s borrowings under the New Credit Facility was $323.3 million at December 31, 2003 and was $323.5 million under the Previous Credit Facility at December 31, 2002. The fair value of the Company’s 9.5% Subordinated Notes was $196.5 million at December 31, 2003. The fair value of the Company’s 13.0% Subordinated Notes was $158.9 million and $143.2 million at December 31, 2003 and 2002, respectively. As determined by estimating the amount the Company would pay or receive to terminate the interest rate collars agreement, the fair value of these agreements at December 31, 2002 was a $33.5 million liability. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

7. Income Taxes

The provision for income taxes from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2003	2002	2001
Current:
Federal	$347	$211	$5,515
State	2,941	3,490	2,506

	3,288	3,701	8,021
Deferred:
Federal	1,119	6,958	(6,176)
State	1,807	(25)	(867)

	2,926	6,933	(7,043)

Total	$6,214	$10,634	$978

Significant items included in deferred income tax assets and deferred income tax liabilities were as follows at December 31 (in thousands):

	2003	2002
Deferred income tax assets:
Bad debt allowances	$7,616	$14,230
Net operating loss carryforwards	26,985	7,655
Fair value of hedging arrangements	—	13,131
Accrued expenses and reserves	7,149	6,349
Other	5,486	5,260

	47,236	46,625
Valuation allowance	—	(27,252)

Deferred income tax assets	$47,236	$19,373

Deferred income tax liabilities:
Intangible assets	$5,340	$7,019
Indefinite life intangible assets	25,497	18,588
Depreciable assets	13,321	11,890
Other	379	464

Deferred income tax liabilities	$44,537	$37,961

Net deferred income tax asset (liability)	$2,699	$(18,588)

The company evaluates a variety of factors on a regular basis to determine the recoverability of its deferred income tax assets and associated valuation allowance. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. This includes the Company’s earnings history, projected future taxable income, expiration periods of the Company’s net operating loss (“NOL”) carryforwards, the existence of taxable temporary differences, and available tax planning strategies. Based upon the available evidence, the Company determined that no valuation allowance was necessary at December 31, 2003 related to the recovery and realization of its deferred income tax assets. The Company reduced goodwill by $3.1 million during 2003 related to the valuation allowance decrease.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s tax provision attributable to continuing operations differs from the federal statutory rate as follows for the years ended December 31 (in thousands):

	2003	%	2002	%	2001	%
Tax provision (benefit) at federal statutory rate	$17,326	35.0	$359	35.0	$(5,128)	(35.0)
Non-deductible expenses	400	0.8	439	42.8	2,710	18.5
State taxes (net of federal effect)	2,275	4.6	2,232	217.5	1,032	7.0
Deferred income tax asset valuation allowance	(13,987)	(28.3)	7,440	725.1	3,041	20.8
Other items, net	200	0.4	164	16.0	(677)	(4.6)

Effective income tax provision and rate prior to tax provision from income of acquired affiliate	6,214	12.6	10,634	1,036.5	978	6.7
Tax provision from income of acquired affiliate	—	—	—	—	2,779	19.0

Total income tax provision and effective rate	$6,214	12.6	$10,634	1,036.5	$3,757	25.7

These financial statements reflect a tax provision for the Company as if it filed its own tax return. The Company, however, is included in the consolidated federal income tax return of Concentra Holding. The Company’s deferred tax assets reflect the tax benefits of the entire federal consolidated group. Concentra Holding contributes its deferred tax assets to the Company. This permanently reduces the Company’s income taxes payable.

The Company has net operating loss carryforwards for federal income tax purposes of $132.8 million that will be available to reduce future taxable income. The utilization of $41.5 million of losses is subject to annual limitations under federal income tax law. The Company believes that it will be able to fully utilize these losses as well as losses that are not limited in use by current federal tax law. The net operating losses have a carryforward period of fifteen to twenty years depending on the year generated. No NOL’s expire in 2004 to 2008, $10.1 million expire in 2009 to 2018, and $122.7 million expire in 2019 to 2023.

The Company and its subsidiaries’ income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service may raise issues and propose tax deficiencies. The Company believes that its tax positions comply with applicable tax law and will defend its positions vigorously. The Company believes it has adequately provided for any reasonably foreseeable outcome related to any examination by taxing authorities. Management believes that the ultimate resolution of these potential tax deficiencies and contingencies will not have a material adverse effect on the Company’s financial condition, annual results of operations or cash flows.

8. Commitments and Contingencies

The Company leases certain corporate office space, operating and medical facilities, and office and medical equipment under various non-cancelable operating and capital lease agreements. Certain facility leases require the Company to pay operating costs and real estate taxes.

The following is a schedule of rent expense by major category for the years ended December 31 (in thousands):

	2003	2002	2001
Facilities	$37,785	$38,698	$31,656
Office equipment	4,450	5,071	4,667
Automobiles	1,887	1,924	2,237

Total rent expense	$44,122	$45,693	$38,560

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a schedule of future minimum lease payments under noncancelable operating leases for the years ending December 31 (in thousands):

2004	$40,952
2005	32,339
2006	23,567
2007	17,547
2008	13,897
Thereafter	37,215

$165,517

The Company is party to certain claims and litigation initiated in the ordinary course of business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

9. Employee Benefit Plans

(a) Concentra 401(k) Plan

The Company has a defined contribution plan (the “Concentra 401(k) Plan”) pursuant to which employees who are at least 21 years of age and who have completed at least six months of service are eligible to participate. Effective January 1, 2001, employees who are 21 years of age and who have completed 1,000 hours of service within a consecutive 12 month period of service are immediately eligible to participate in the Concentra 401(k) Plan. For 2003 and 2002, participants in the Concentra 401(k) Plan may not contribute more than the lesser of a specified statutory amount or 25% of his or her pretax eligible compensation. For 2001, participants in the Concentra 401(k) Plan could not contribute more than the lesser of a specified statutory amount or 15% of his or her pretax eligible compensation.

Under the Concentra 401(k) Plan, the Company has the option of matching a portion of the participants’ pretax contributions. Employees are 100% vested in their own contributions while Company contributions vest 20% per year of service with employees being fully vested after 5 years. For 2003, 2002 and 2001, the Company elected to match 25% of elective deferral contributions up to a maximum, in the case of each eligible employee, of 4% of such employee’s eligible compensation, subject to a maximum eligible compensation of $30,000.

The Company has expensed $0.9 million, $1.0 million and $3.5 million for the years ended December 31, 2003, 2002 and 2001, respectively, for matching contributions to the Concentra 401(k) Plan. In the first quarter of 2002, the Company reversed $2.9 million of the 2001 expense, due to a change in estimate in the matching contribution paid in 2002 from the amount anticipated at the end of 2001.

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

(a) Concentra 1997 Long-Term Incentive Plan

Concentra Holding granted certain awards with respect to shares under Concentra Holding’s 1997 Long-Term Incentive Plan (the “1997 Incentive Plan”). The awards granted under the 1997 Incentive Plan included stock options that do not qualify as incentive stock options and restricted stock. Generally each stock option grant vested ratably over a five year period, subject to continued employment, with a ten year term. The 108,000 restricted shares granted under the 1997 Incentive Plan that remained at December 31, 2002 were to vest on August 1, 2003. However, on March 27, 2003, Concentra Holding’s board and stockholders deferred the vesting for these shares to the earlier of an initial public offering by Concentra Holding or August 1, 2005. For the year ended December 31,

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2001, the Company recorded amortization of $0.4 million in connection with the deferred compensation associated with the restricted stock grants. Simultaneous with the 1999 Recapitalization, no additional awards can be made under the 1997 Incentive Plan. Only that number of shares of Concentra Holding stock issuable upon exercise of awards granted under the 1997 Incentive Plan as of the 1999 Recapitalization were reserved for issuance by Concentra Holding. During 2003, 2002 and 2001, 38,250, 6,375 and 57,250 options were canceled, respectively under the 1997 Incentive Plan. During 2003, 2002 and 2001, 33,000, 40,875 and 15,000 options were exercised, respectively.

(b) Concentra 1999 Long-Term Incentive Plan

Concentra Holding’s board and stockholders approved its 1999 Stock Option and Restricted Stock Purchase Plan (“the 1999 Stock Plan”) in August 1999. The 1999 Stock Plan originally provided for the grant of options or awards to purchase an aggregate 3,750,000 shares of Concentra Holding common stock, either in the form of incentive stock options qualified as such under the U.S. Federal Income Tax Laws, nonqualified stock options or restricted stock purchase awards. The 1999 Stock Plan includes provisions for adjustment of the number of shares of common stock available for grant of award there under and in the number of shares of common stock underlying outstanding options in the event of any stock splits, stock dividends or other relevant changes in the capitalization of Concentra Holding. Under the 1999 Stock Plan, employees, including officers, are eligible to receive grants of either incentive stock options or nonqualified stock options and restricted stock purchase awards. Non-employee directors are eligible to be granted only nonqualified options and awards.

During 2002, Concentra Holding granted 125,000 shares of restricted common stock under the 1999 Stock Plan that were valued at $2.1 million based upon the market value of the shares at the time of issuance. The restricted stock grants have an exercisable period of ten years from the date of grant and vest upon the earlier of the achievement of certain share price levels following an initial public offering of Concentra Holding, the occurrence of a change in control, as defined, or five years following the date of the grant. During 2003 and 2002, the Company recorded compensation expense of $0.4 million and $0.1 million, respectively, in connection with the amortization of these restricted stock grants.

On June 20, 2002, Concentra Holding’s board and stockholders approved amendments to (1) increase the maximum total number of shares of Concentra Holding common stock for which awards may be granted there under to 5,250,000, and (2) increase the maximum number of shares of Concentra Holding common stock that may be granted there under to an individual in a calendar year. On September 24, 2002, the Concentra Holding’s board and stockholders approved an amendment to the 1999 Stock Plan to provide for the automatic award of the following nonqualified stock options under the 1999 Stock Plan to non-employee members of Concentra Holding’s board: (1) an initial option to purchase 10,000 shares of Concentra Holding common stock on the next business day following the date of his or her initial election to the board (or on September 24, 2002, if serving as a director on that date), and (2) an annual option to purchase 4,000 shares of Concentra Holding common stock on the next business day following each annual meeting of stockholders at which such non-employee director is elected as a director. The exercise price of each director option will be 100% of the fair market value at the time of grant. Initial options will be immediately exercisable. Annual option awards will become exercisable ratably on each of the four annual anniversary dates following the date of grant. The exercise period will not exceed ten years from the date of grant; provided that, no director option may be exercised more than 1 year after the optionee ceases to serve as a director of the corporation.

Stock options granted to employees in 2003 vest over a four year period (25% annually). A portion of the stock options granted to employees in 2002 vest over a four year period (25% annually) and a portion vest over a five year period (20% annually), subject to continued employment. Stock options granted to non-employee directors in 2003 and 2002 totaled 10,000 and 60,000, respectively, and vested immediately. Stock options granted in 2001 vest over a five year period (20% annually), subject to continued employment. A portion of the stock options granted prior to 2001 vest over a five year period (20% annually), the remaining portion was to be subject to cliff vesting in seven years with provisions allowing for accelerated vesting based upon specific performance criteria. However, in December 2001 the Company modified the vesting for a portion of the stock options that allowed for accelerated vesting based upon performance criteria to become vested over a three year period (33 1/3% annually) beginning in 2002. In December 2002, the remaining stock options with performance based vesting criteria were modified to become vested over a four year period (25% annually) beginning in 2004. The Company recognized compensation expense related to the accelerated vesting of these options of $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Prior to vesting, all options are subject to forfeiture upon termination of employment.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depending on the reason for termination of employment, vested options may only be exercised within one month to one year of the termination of employment. The exercise period is ten years from the date of grant. The exercise price of incentive and nonqualified stock options granted may not be less than 100% of the fair market value of the shares of common stock, as determined by Concentra Holding’s board of directors or the compensation committee, as the case may be, on the date the option is granted. In addition, the aggregate fair market value of the shares of stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. In addition, no incentive stock option shall be granted to an optionee who owns more than 10% of the total combined voting power for all classes of stock of Concentra Holding, unless the exercise price is at least 110% of the fair market value of the shares of Concentra Holding’s common stock and the exercise period does not exceed five years.

The Company granted 645,000, 1,175,500 and 1,218,500 options and canceled due to forfeiture 1,017,925, 546,261 and 282,245 options under the 1999 Stock Plan in 2003, 2002 and 2001, respectively. Restricted stock purchase awards granted under the 1999 Stock Plan will continue in effect until August 17, 2009, unless terminated prior to such date by the Board.

A summary of the status for all outstanding options at December 31, 2001, 2002 and 2003, and changes during the years then ended is presented in the table below:

	Number of Options	Weighted Average Exercise Price Per Share
Balance, December 31, 2000	3,240,577	$14.12
Granted	1,218,500	21.77
Exercised	(29,448)	9.39
Canceled	(339,495)	7.89

Balance, December 31, 2001	4,090,134	16.95
Granted	1,175,500	16.70
Exercised	(43,375)	8.55
Canceled	(552,636)	18.89

Balance, December 31, 2002	4,669,623	16.74
Granted	645,000	16.50
Exercised	(33,000)	8.06
Canceled	(1,056,837)	19.25

Balance, December 31, 2003	4,224,786	$16.14

Using the Black-Scholes option valuation model, the weighted average fair market value of options granted in 2003, 2002 and 2001 were $3.67, $5.12 and $7.19, respectively. There were 1,762,580, 1,410,714 and 890,453 exercisable options outstanding with a weighted average exercise price of $14.72, $13.55 and $13.07 as of December 31, 2003, 2002 and 2001, respectively. A further breakdown of the outstanding options at December 31, 2003 is as follows:

Range of Exercise Prices	Number of Options	Weighted Average Price	Weighted Average Contractual Life (Years)	Number of Exercisable Options	Weighted Average Price of Exercisable Options
$4.23–$8.06	419,867	$8.01	4.78	419,867	$8.01
$16.50–$18.00	3,448,194	16.52	7.44	1,269,124	16.52
$22.06	356,725	22.06	7.98	73,589	22.06

	4,224,786	$16.14	7.22	1,762,580	$14.72

(c) SFAS 123, Accounting for Stock-Based Compensation, Disclosures

The Company accounts for these plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized related to stock option grants when the exercise price is equal to the market price on the date of grant.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

highly subjective assumptions including the expected stock price volatility. Because the employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period. Had compensation cost for these plans been determined consistent with SFAS 123, the Company’s net income would have been decreased to the following supplemental pro forma net income (loss) amounts (in thousands):

	2003	2002	2001
Net income (loss)
As reported	$43,289	$(9,608)	$(18,407)
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,909)	(3,356)	(2,431)

Supplemental pro forma	$39,380	$(12,964)	$(20,838)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	2003	2002	2001
Risk-free interest rates	2.7%	3.1%	4.7%
Expected volatility	17.3%	28.8%	21.9%
Expected dividend yield	—	—	—
Expected weighted average life of options in years	4.9	4.8	6.0

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s statements of operations on a segment basis were as follows (in thousands):

	2003	2002	2001
Revenue:
Health Services	$511,387	$471,968	$443,321
Network Services	260,159	230,299	185,267
Care Management Services	279,142	296,783	228,315

	1,050,688	999,050	856,903
Gross profit:
Health Services	89,724	65,804	67,756
Network Services	112,809	92,081	75,080
Care Management Services	30,830	29,729	28,149

	233,363	187,614	170,985
Operating income:
Health Services	60,197	38,154	30,958
Network Services	71,708	61,169	52,433
Care Management Services	2,528	4,231	12,326
Corporate general and administrative expenses	(27,952)	(25,938)	(22,109)
Unusual charges (gains)	—	1,200	(6,065)

	106,481	78,816	67,543

Interest expense, net	56,318	63,582	66,398
(Gain) loss on change in fair value of hedging arrangements	(9,869)	7,589	13,602
Loss on early retirement of debt	7,837	7,894	—
Loss of acquired affiliate, net of tax	—	—	5,833
Other, net	2,692	(1,275)	(3,640)

Income (loss) before income taxes	49,503	1,026	(14,650)
Provision for income taxes	6,214	10,634	3,757

Net income (loss)	$43,289	$(9,608)	$(18,407)

The Company’s segment depreciation and amortization, capital expenditures and identifiable assets were as follows (in thousands):

	2003	2002	2001
Depreciation and amortization:
Health Services	$19,052	$21,482	$28,670
Network Services	17,685	14,006	13,607
Care Management Services	11,392	10,054	5,164
Corporate	2,103	1,191	822

	$50,232	$46,733	$48,263

Capital expenditures:
Health Services	$9,091	$13,588	$28,147
Network Services and Care Management Services (1)	19,455	19,128	14,652
Corporate	2,453	2,308	2,863

	$30,999	$35,024	$45,662

Identifiable assets:
Health Services	$462,009	$441,722	$426,474
Network Services and Care Management Services (1)	370,172	378,413	400,073
Corporate	42,811	30,556	26,680

	$874,992	$850,691	$853,227

(1)	Capital expenditures and identifiable assets are not separately reported within the Network Services and Care Management Services groups.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Management utilizes multiple indicators and views to measure segment performance and to allocate resources to the segments. The primary indicators are pretax income along with cash flows and overall economic returns. The Company is managed among multiple product lines within each segment.

12. Related Party Transactions

W. Tom Fogarty, M.D., an executive officer of Concentra Holding and Concentra Operating, is the President, a director and a stockholder of Occupational Health Centers of the Southwest, P.A. (“OHCSW”), and a stockholder, officer, and/or director of several other of the physician groups. A subsidiary of the Company has entered into a 40-year management agreement with each of the physician groups. OHCSW paid approximately $217.6 million, $178.7 million and $184.2 million in management fees to a subsidiary of Concentra Operating in the years ended December 31, 2003, 2002 and 2001, respectively, under its management agreement with that subsidiary. Dr. Fogarty receives no remuneration from any of the physician groups for serving as an officer or director.

Acquisition of National Healthcare Resources, Inc.

In November 2001, in a transaction valued at $141.8 million (consisting of $83.0 million in Concentra Holding common stock, $1.0 million in cash, and assumption of $57.8 million in NHR indebtedness), the Company acquired NHR, a provider of care management and network services to the workers’ compensation and auto insurance industries on a national level. NHR’s businesses are complementary in nature to and significantly expand the Company’s care management and network services businesses. See “Note 4, Recent Acquisitions and Unusual Charges.” D. Scott Mackesy, a director of Concentra Holding and Concentra Operating, and James T. Kelly, a director of Concentra Holding and Concentra Operating from December 2001 to September 2003, served on NHR’s board of directors.

Entities and individuals affiliated with WCAS, the Company’s primary stockholder, owned approximately 48% of NHR. In the NHR transaction, WCAS entities and individuals as a group received 1,740,803 shares of Concentra Holding common stock, representing 5.5% of total outstanding Concentra Holding common stock.

Acquisition of HealthNetwork Systems, LLC/Joint Marketing Agreement

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

Until the Company’s acquisition of HNS, the Company was party to a Joint Marketing Agreement with HNS, pursuant to which HNS performed marketing and sales services for certain of the Company’s network services businesses. The Company paid HNS approximately $0.7 million in 2001, pursuant to the Joint Marketing Agreement.

Acquisition of Em3 Corporation

In December 2002, in a transaction valued at $30.7 million (consisting of $30.1 million in Concentra Holding common stock and assumption of $0.6 million of indebtedness to WCAS), the Company acquired Em3, a provider of information technology and a software-based system for the management of work-related injuries. Prior to the acquisition, the Company provided certain administrative services to Em3, including leasing employees to Em3, providing office space, providing access to certain of the Company’s software and systems and related administrative services. During the eleven-month period ending November 20, 2002, Em3 paid the Company $2.8 million, for the administrative services and reimbursable expenses the Company provided. During the twelve-month period ending December 31, 2001, Em3 paid the Company $7.4 million for the administrative services and reimbursable expenses the Company provided. See “Note 4, Recent Acquisitions and Unusual Charges.”

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The stockholders of OccMed were primarily the same as Concentra Holding’s principal stockholders and included certain of the Company’s directors. The percentage of total OccMed share ownership by the Company’s principal stockholders and by the Company’s directors prior to the date of acquisition was as follows: WCAS-affiliated entities and individuals as a group, 69.40%; FFC entities, 7.56%; Mr. Queally, 0.09%; and Mr. Mackesy, 0.04%. Messrs. Queally, Mackesy and Ferrer served on OccMed’s board of directors.

Other Related Party Transactions

The Company derives revenue in the normal course of business from other companies owned or controlled by or affiliated with related parties. Health Services revenue from related parties totaled $0.6 million, $0.3 million and $0.2 million during 2003, 2002 and 2001, respectively. Care Management Services revenue from related parties totaled $0.4 million in 2003 and $0.1 million in 2002 and 2001.

The Company also purchases services in the normal course of business from other companies owned or controlled by or affiliated with related parties. These services include local phone service in certain geographic regions, information technology consulting, claims editing services, administration of open enrollment for employee benefits and third party laboratory services. The Company made payments to related parties for these services totaling $0.6 million, $0.7 million and $1.7 million during 2003, 2002 and 2001, respectively.

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

13. Selected Quarterly Operating Results (Unaudited)

The following table sets forth certain unaudited quarterly results of operations for the years ended December 31, 2003, and 2002. In management’s opinion, this unaudited information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal recurring

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the financial statements and notes thereto included elsewhere in this document. The operating results for any quarter are not necessarily indicative of results for any subsequent quarter. Certain amounts in the table below have been adjusted to conform to the current presentation, which is different than previously reported on Form 10-Q (see “Note 2. Summary of Significant Accounting Policies, (r) Reclassifications.”) Amounts are stated in thousands.

	Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenue	$252,151	$260,277	$268,853	$269,407
Cost of services	199,806	200,813	204,874	211,832

Gross profit	52,345	59,464	63,979	57,575
General and administrative expenses	28,538	29,516	31,883	33,012
Amortization of intangibles	1,035	967	969	962

Operating income	22,772	28,981	31,127	23,601
Interest expense, net	14,544	14,610	13,790	13,374
Other, net	(1,540)	(1,490)	3,185	505
Provision (benefit) for income taxes	2,895	3,464	3,653	(3,798)

Net income	$6,873	$12,397	$10,499	$13,520

	Quarters Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenue	$240,001	$254,159	$254,798	$250,092
Cost of services	199,490	201,641	206,296	204,009

Gross profit	40,511	52,518	48,502	46,083
General and administrative expenses	22,498	27,127	27,880	28,717
Amortization of intangibles	932	931	853	1,060
Unusual gains	—	—	—	(1,200)

Operating income	17,081	24,460	19,769	17,506
Interest expense, net	16,434	16,614	15,507	15,027
Other, net	(5,878)	5,751	14,984	(649)
Provision (benefit) for income taxes	3,569	1,418	(3,544)	9,191

Net income (loss)	$2,956	$677	$(7,178)	$(6,063)

14. Condensed Consolidating Financial Information

As discussed in “Note 5, Revolving Credit Facility and Long-Term Debt,” the 9.5% Subordinated Notes, the 13.0% Subordinated Notes, the New Credit Facility and the Previous Credit Facility are unconditionally guaranteed by, and secured by a pledge of stock and assets of, each and every current wholly-owned subsidiary. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9.5% Subordinated Notes, the 13.0% Subordinated Notes, the New Credit Facility or the Previous Credit Facility. Presented below are condensed consolidating balance sheets as of December 31, 2003 and 2002, the condensed consolidating statements of operations for the years ended December 31, 2003, 2002 and 2001, and the condensed consolidating statements of cash flow for the years ended December 31, 2003, 2002 and 2001 of Concentra Operating (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

Investments in subsidiaries are accounted for using the equity method of accounting. The financial information for the Guarantor and Non-Guarantor subsidiaries are each presented on a combined basis. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. Intercompany management fees of $4.4 million, $4.4 million and $4.3 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are reflected as a reduction of general and administrative expenses for the Guarantor Subsidiaries. Separate financial statements for the Guarantor and Non-Guarantor Subsidiaries are not presented because management believes such financial statements would not be meaningful to investors. All information in the tables below is presented in thousands.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets:

	As of December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$34,454	$7,167	$—	$42,621
Accounts receivable, net	—	157,187	13,257	—	170,444
Prepaid expenses and other current assets	8,759	30,018	1,307	—	40,084

Total current assets	8,759	222,659	21,731	—	253,149

Investment in subsidiaries	785,089	32,681	—	(817,770)	—
Property and equipment, net	—	112,880	7,221	—	120,101
Goodwill and other intangible assets, net	—	459,266	24,507	—	483,773
Other assets	42,153	(24,273)	89	—	17,969

Total assets	$836,001	$803,213	$53,548	$(817,770)	$874,992

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	3,350	1,491	—	—	4,841
Accounts payable and accrued expenses	22,280	103,376	5,225	—	130,881

Total current liabilities	25,630	104,867	5,225	—	135,722

Long-term debt, net	654,393	—	—	—	654,393
Deferred income taxes and other liabilities	—	22,405	—	18,462	40,867
Fair value of hedging arrangements	—	—	—	—	—
Intercompany	111,968	(109,148)	(2,820)	—	—

Total liabilities	791,991	18,124	2,405	18,462	830,982

Stockholder’s equity	44,010	785,089	51,143	(836,232)	44,010

Total liabilities and stockholder’s equity	$836,001	$803,213	$53,548	$(817,770)	$874,992

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$13,060	$5,942	$—	$19,002
Accounts receivable, net	—	156,751	10,810	—	167,561
Prepaid expenses and other current assets	867	25,546	1,357	—	27,770

Total current assets	867	195,357	18,109	—	214,333

Investment in subsidiaries	709,466	31,713	—	(741,179)	—
Property and equipment, net	—	126,250	8,731	—	134,981
Goodwill and other intangible assets, net	—	462,240	23,991	—	486,231
Other assets	12,321	2,730	95	—	15,146

Total assets	$722,654	$818,290	$50,926	$(741,179)	$850,691

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	3,492	333	—	—	3,825
Accounts payable and accrued expenses	11,694	93,586	2,769	—	108,049

Total current liabilities	15,186	93,919	2,769	—	111,874

Long-term debt, net	475,948	53	—	—	476,001
Deferred income taxes and other liabilities	—	41,237	—	17,391	58,628
Fair value of hedging arrangements	33,472	—	—	—	33,472
Intercompany	27,332	(26,385)	(947)	—	—

Total liabilities	551,938	108,824	1,822	17,391	679,975

Stockholder’s equity	170,716	709,466	49,104	(758,570)	170,716

Total liabilities and stockholder’s equity	$722,654	$818,290	$50,926	$(741,179)	$850,691

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Operations:

	Year Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$974,436	$84,923	$(8,671)	$1,050,688
Total cost of services	—	757,311	68,685	(8,671)	817,325

Total gross profit	—	217,125	16,238	—	233,363

General and administrative expenses	430	116,547	5,972	—	122,949
Amortization of intangibles	—	3,927	6	—	3,933
Unusual gains	—	—	—	—	—

Operating income (loss)	(430)	96,651	10,260	—	106,481

Interest expense, net	56,149	186	(17)	—	56,318
(Gain) loss on change in fair value of hedging arrangements	(9,869)	—	—	—	(9,869)
Loss on early retirement of debt	7,837	—	—	—	7,837
Other, net	—	2,692	—	—	2,692

Income (loss) before income taxes	(54,547)	93,773	10,277	—	49,503
Provision (benefit) for income taxes	(19,091)	25,305	—	—	6,214

Income (loss) before equity earnings	(35,456)	68,468	10,277	—	43,289
Equity earnings in subsidiaries	(78,745)	—	—	78,745	—

Net income (loss)	$43,289	$68,468	$10,277	$(78,745)	$43,289

	Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$933,337	$74,275	$(8,562)	$999,050
Total cost of services	—	760,658	59,340	(8,562)	811,436

Total gross profit	—	172,679	14,935	—	187,614

General and administrative expenses	69	100,234	5,919	—	106,222
Amortization of intangibles	—	3,765	11	—	3,776
Unusual gains	(140)	(1,060)	—	—	(1,200)

Operating income	71	69,740	9,005	—	78,816

Interest expense, net	63,316	306	(40)	—	63,582
Loss on change in fair value of hedging arrangements	7,589	—	—	—	7,589
Loss on early retirement of debt	7,894	—	—	—	7,894
Other, net	—	(1,275)	—	—	(1,275)

Income (loss) before income taxes	(78,728)	70,709	9,045	—	1,026
Provision (benefit) for income taxes	(27,555)	38,189	—	—	10,634

Income (loss) before equity earnings	(51,173)	32,520	9,045	—	(9,608)
Equity earnings in subsidiaries	(41,565)	—	—	41,565	—

Net income (loss)	$(9,608)	$32,520	$9,045	$(41,565)	$(9,608)

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$794,711	$70,501	$(8,309)	$856,903
Total cost of services	—	637,139	57,088	(8,309)	685,918

Total gross profit	—	157,572	13,413	—	170,985

General and administrative expenses	400	75,313	5,918	—	81,631
Amortization of intangibles	—	14,571	1,175	—	15,746
Unusual charges	—	546	—	—	546
Charges for acquisition of affiliate	—	5,519	—	—	5,519

Operating income (loss)	(400)	61,623	6,320	—	67,543

Interest expense, net	66,832	(325)	(109)	—	66,398
Loss on change in fair value of hedging arrangements	13,602	—	—	—	13,602
Loss of acquired affiliate, net of tax	—	5,833	—	—	5,833
Other, net	—	(3,640)	—	—	(3,640)

Income (loss) before income taxes	(80,834)	59,755	6,429	—	(14,650)
Provision (benefit) for income taxes	(28,292)	32,049	—	—	3,757

Income (loss) before equity earnings	(52,542)	27,706	6,429	—	(18,407)
Equity earnings in subsidiaries	(34,135)	—	—	34,135	—

Net income (loss)	$(18,407)	$27,706	$6,429	$(34,135)	$(18,407)

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows:

	Year Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(33,206)	$134,808	$11,986	$—	$113,588

Investing Activities:
Purchases of property, equipment and other assets	—	(29,425)	(223)	—	(29,648)
Acquisitions, net of cash acquired	—	(6,237)	—	—	(6,237)
Proceeds from the licensing of internally-developed software	—	—	—	—	—

Net cash used in investing activities	—	(35,662)	(223)	—	(35,885)

Financing Activities:
Proceeds from the issuance of short-term and long-term debt	517,718	1,500	—	—	519,218
Contribution from issuance of common stock by parent	266	—	—	—	266
Repayments of short-term and long-term debt	(338,647)	(1,838)	—	—	(340,485)
Contribution to parent	(193,912)	—	—	—	(193,912)
Payment to terminate hedging arrangements	(23,603)	—	—	—	(23,603)
Payment of deferred financing costs	(13,152)	—	—	—	(13,152)
Borrowings (payments) under the revolving credit facilities, net	—	—	—	—	—
Distributions to minority interests	—	(2,316)	—	—	(2,316)
Other	(100)	—	—	—	(100)
Intercompany, net	84,636	(82,764)	(1,872)	—	—
Receipt (payment) of equity distributions	—	8,666	(8,666)	—	—

Net cash provided by (used in) financing activities	33,206	(76,752)	(10,538)	—	(54,084)

Net Increase in Cash and Cash Equivalents	—	22,394	1,225	—	23,619
Cash and Cash Equivalents, beginning of year	—	13,060	5,942	—	19,002

Cash and Cash Equivalents, end of year	$—	$35,454	$7,167	$—	$42,621

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(37,905)	$83,691	$10,180	$—	$55,966

Investing Activities:
Purchases of property, equipment and other assets	—	(34,362)	(712)	—	(35,074)
Acquisitions, net of cash acquired	—	(1,726)	—	—	(1,726)
Proceeds from the licensing of internally-developed software	—	515	—	—	515

Net cash used in investing activities	—	(35,573)	(712)	—	(36,285)

Financing Activities:
Proceeds from issuance of common stock to parent	52,955	—	—	—	52,955
Contribution from issuance of common stock by parent	25,370	—	—	—	25,370
Proceeds from the issuance of short-term and long-term debt	—	3,960	—	—	3,960
Payment of deferred financing costs	(3,321)	—	—	—	(3,321)
Distributions to minority interests	—	(1,935)	—	—	(1,935)
Borrowings (payments) under the revolving credit facilities, net	(6,000)	—	—	—	(6,000)
Repayments of short-term and long-term debt	(76,185)	(4,430)	—	—	(80,615)
Other	(43)	—	—	—	(43)
Intercompany, net	45,129	(45,669)	540	—	—
Receipt (payment) of equity distributions	—	7,294	(7,294)	—	—

Net cash provided by (used in) financing activities	37,905	(40,780)	(6,754)	—	(9,629)

Net Increase in Cash and Cash Equivalents	—	7,338	2,714	—	10,052
Cash and Cash Equivalents, beginning of year	—	5,722	3,228	—	8,950

Cash and Cash Equivalents, end of year	$—	$13,060	$5,942	$—	$19,002

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(99,105)	$168,245	$10,311	$—	$79,451

Investing Activities:
Purchases of property, equipment and other assets	—	(44,259)	(1,578)	—	(45,837)
Acquisitions, net of cash acquired	—	(105,460)	(1,714)	—	(107,174)
Proceeds from the licensing of internally-developed software	—	1,103	—	—	1,103

Net cash used in investing activities	—	(148,616)	(3,292)	—	(151,908)

Financing Activities:
Contribution from issuance of common stock by parent	49,746	—	—	—	49,746
Borrowings (payments) under revolving credit facilities, net	6,000	—	—	—	6,000
Repayments of short-term and long-term debt	(4,701)	(330)	(106)	—	(5,137)
Distributions to minority interests	—	(2,284)	—	—	(2,284)
Contribution from primary stockholder	12,865	—	—	—	12,865
Contribution from minority interest	—	5,135	—	—	5,135
Intercompany, net	35,195	(34,695)	(500)	—	—
Receipt (payment) of equity distributions	—	7,100	(7,100)	—	—

Net cash provided by (used in) financing activities	99,105	(25,074)	(7,706)	—	66,325

Net Decrease in Cash and Cash Equivalents	—	(5,445)	(687)	—	(6,132)
Cash and Cash Equivalents, beginning of year	—	11,167	3,915	—	15,082

Cash and Cash Equivalents, end of year	$—	$5,722	$3,228	$—	$8,950

Supplemental Schedule II

CONCENTRA OPERATING CORPORATION

Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	Beginning Balance	Charged To Income	Acquisitions	Net Deductions From Reserves	Ending Balance
Bad Debt Allowances
2001	$7,856	$12,684	$2,190	$13,397	$9,333
2002	9,333	15,925	787	12,784	13,261
2003	13,261	12,203	301	4,989	20,776

Contractual Allowances
2001	$17,037	$35,941	$3,351	$35,954	$20,375
2002	20,375	53,737	305	45,505	28,912
2003	28,912	64,408	1,978	69,917	25,381

Unusual charge breakout by major category was as follows:

	Professional Fees	Facility Consolidations	Personnel Related	Other	Total
Balance, December 31, 2000	$103	$1,679	$53	$1,990	$3,825

2001 Provision:
Fourth Quarter 2001 Accrual	716	4,115	1,892	—	6,723

2001 Usage:
First Quarter 1998 Charge	—	(51)	—	(70)	(121)
Fourth Quarter 1998 Charge	—	(388)	—	(567)	(955)
Third Quarter 1999 Charge	(45)	(375)	—	(33)	(453)
Fourth Quarter 2001 Accrual	(688)	(226)	(136)	—	(1,050)

Total 2001 Usage	(733)	(1,040)	(136)	(670)	(2,579)

Balance, December 31, 2001	86	4,754	1,809	1,320	7,969

2002 Provision:
Fourth Quarter 2002 Accrual	304	100	50	—	454

2002 Usage:
First Quarter 1998 Charge	—	(27)	—	—	(27)
First Quarter 1998 Charge – Change in Estimates	(23)	(83)	—	—	(106)
Fourth Quarter 1998 Charge	—	(284)	—	—	(284)
Fourth Quarter 1998 Charge – Change in Estimates	—	(221)	(53)	(1,226)	(1,500)
Third Quarter 1999 Charge	—	(147)	—	—	(147)
Third Quarter 1999 Charge – Change in Estimates	(5)	(64)	—	(71)	(140)
Fourth Quarter 2001 Accrual	(183)	(2,715)	(1,402)	—	(4,300)
Fourth Quarter 2001 Accrual – Change in Estimates	155	156	310	—	621
Fourth Quarter 2002 Accrual	(304)	—	—	—	(304)

Total 2002 Usage	(360)	(3,385)	(1,145)	(1,297)	(6,187)

Balance, December 31, 2002	30	1,469	714	23	2,236

2003 Usage:
Fourth Quarter 1998 Charge	—	(25)	—	—	(25)
Third Quarter 1999 Charge	(30)	—	—	—	(30)
Fourth Quarter 2001 Accrual	—	(474)	(418)	(99)	(991)
Fourth Quarter 2001 Accrual – Change in Estimates	—	(99)	—	99	—
Fourth Quarter 2002 Accrual	—	(13)	(117)	(20)	(150)

Total 2003 Usage	(30)	(611)	(535)	(20)	(1,196)

Balance, December 31, 2003	$—	$858	$179	$3	$1,040

S-1

INDEX TO EXHIBITS

INCORPORATION BY REFERENCE

Exhibit Number	Description

2.1

—     Agreement and Plan of Merger dated as of November 2, 2001, by and among Concentra Holding, NHR Acquisition Company, Inc., and National Healthcare Resources, Inc. (incorporated by reference to Exhibit 2.5 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.1	— Articles of Incorporation of Concentra Operating (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

3.2

—     Amended and Restated By-Laws of Concentra Operating, as further amended June 20, 2002 (incorporated by reference to Exhibit 3.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.1

—     Indenture dated as of August 17, 1999, by and between Concentra Operating and United States Trust Company of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

4.2

—     Supplemental Indenture dated as of November 5, 2001, among Concentra Operating, HealthNetwork Systems LLC, Medical Network Systems LLC, and The Bank of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating (incorporated by reference to Exhibit 4.2 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.3

—     Supplemental Indenture dated as of November 20, 2001, among Concentra Operating, National Healthcare Resources, Inc., and The Bank of New York, as Trustee, relating to the 13% Senior Subordinated Notes due 2009 of Concentra Operating (incorporated by reference to Exhibit 4.3 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.4

—     Supplemental Indenture dated as of June 25, 2002 by and among Concentra Inc., The Bank of New York, as successor to United States Trust Company of New York as trustee, and the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.5

—     Indenture dated as of August 13, 2003, by and among Concentra Operating, The Bank of New York, as Trustee, and the guarantors named therein relating to Concentra Operating’s 9 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.7 to Concentra Operating’s Registration Statement on Form S-4 filed with the SEC on August 28, 2003)

4.6

—     First Supplemental Indenture dated as of November 20, 2003, by and between Concentra Operating and The Bank of New York, as Trustee, relating to issuance of an additional $30.0 million in aggregate principal amount of Concentra Operating’s 9 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.6 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003)

4.7

—     Warrant Agreement dated as of August 17, 1999, by and among Concentra Inc. and the several persons named on Schedule I thereto (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

4.8

—     Amendment No. 1 to Warrant Agreement dated as of November 1, 2001, by and among Concentra Inc. and the several warrant holders that are signatories thereto (incorporated by reference to Exhibit 4.6 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.9	— Form of 13% Series B Senior Subordinated Notes due 2009 of Concentra Operating (included as an exhibit to Exhibit 4.1).

4.10	— Form of Warrant to acquire Concentra Inc. common stock (included as an exhibit to Exhibit 4.7).

4.11

—     Registration Rights Agreement dated as of November 17, 2003 by and among Concentra Operating, each of the subsidiary guarantors listed on the signature pages thereto, Credit Suisse First Boston LLC and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.11 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003)

Exhibit Number	Description

4.12

—     Warrant Agreement dated as of November 1, 2001, by and among Concentra Inc. and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.11 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.13	— Form of Warrant to acquire Concentra Inc. common stock (included as an exhibit to Exhibit 4.12).

4.14

—     Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Inc. and the persons named in Schedules I and II thereto (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

4.15

—     Amendment No. 1 to Registration Rights Agreement dated as of November 1, 2001, by and among Concentra Inc. and the persons named in Schedules I and II thereto (incorporated by reference to Exhibit 4.14 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.16

—     Amendment No. 2 to Registration Rights Agreement dated as of November 5, 2001, by and among Concentra Inc. and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.15 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.17

—     Amendment No. 3 to Registration Rights Agreement dated as of November 20, 2002, by and among Concentra Inc. and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.17 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.18

—     Amendment No. 4 to Registration Rights Agreement dated as of December 1, 2002, by and among Concentra Inc. and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.18 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.19

—     Bridge Loan Agreement dated as of June 25, 2002 by and among Concentra Inc., the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.20

—     Amendment No. 1 to Bridge Loan Agreement dated as of October 23, 2002, by and among Concentra Inc., the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 4.20 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.21

—     Amendment No. 2 to Bridge Loan Agreement dated as of November 14, 2002, by and among Concentra Inc., the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 4.21 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003)

10.1

—     Purchase Agreement dated August 17, 1999, by and among Concentra Operating, the Guarantors set forth on the signature pages thereof, and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and Fleet Securities, Inc., as initial purchasers, relating to the issuance and sale of $190,000,000 aggregate principal amount of Concentra Operating’s 13% Senior Subordinated Notes due 2009, Series A (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

10.2

—     Securities Purchase Agreement dated November 1, 2001, by and among Concentra Inc. and the several purchasers named on Schedule I thereto, relating to the issuance and sale of 2,266,546 shares of Concentra Inc. common stock and warrants to purchase 771,277 shares of Concentra Inc. common stock (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3

—     Credit Agreement dated as of August 13, 2003, by and among Concentra Inc., Concentra Operating, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Registration Statement on Form S-4, initially filed on August 28, 2003).

10.4

—     Amendment to Credit Agreement dated as of November 17, 2003, by and among Concentra Inc., Concentra Operating, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003).

Exhibit Number	Description

10.5

—     Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).(2)

10.6

—     Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan, as amended through June 20, 2002 (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002). (2)

10.7

—     Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan as Amended Through September 24, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002). (2)

10.8

—     Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Appendix G to the Joint Proxy Statement/Prospectus forming a part of Concentra Inc.’s Registration Statement on Form S-4 filed on July 31, 1997). (2)

10.9

—     Employment Agreement dated as of August 17, 1999, between Concentra Inc. and James M. Greenwood (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (2)

10.10

—     Employment Agreement dated as of August 17, 1999, between Concentra Inc. and Richard A. Parr II (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (2)

10.11

—     Employment Agreement dated as of August 17, 1999, between Concentra Inc. and Daniel J. Thomas (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (2)

10.12

—     Employment Agreement dated as of August 17, 1999, between Concentra Inc. and Thomas E. Kiraly (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (2)

10.13

—     Employment Agreement dated as of August 5, 2002 between Concentra Inc. and Frederick C. Dunlap (incorporated by reference to Exhibit 10.4 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001). (2)

10.14

—     Indemnification Agreement dated as of June 26, 2003 between Concentra Inc. and Daniel J. Thomas (identical agreements were executed as of June 26, 2003 between Concentra Inc. and each of the following: John K. Carlyle, Frederick C. Dunlap, Carlos A. Ferrer, James M. Greenwood, Thomas E. Kiraly, D. Scott Mackesy, Steven E. Nelson, Richard A. Parr, Paul B. Queally and Richard J. Sabolik) (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.15	— Indemnification Agreement dated as of December 15, 2003 between Concentra Inc. and David A. George. (1)

10.16

—     Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between CHS and Occupational Health Centers of New Jersey, a New Jersey professional association (incorporated by reference to Exhibit 10.8 to OccuSystems’ Registration Statement on Form S-1 filed on March 28, 1996).

10.17

—     Amended and Restated Occupational Medicine Center Management and Consulting Agreement dated as of July 30, 2003 between Concentra Health Services, Inc. and Occupational Health Centers of the Southwest, P.A. (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.18

—     Stockholders Agreement dated as of August 17, 1999, by and among Concentra Inc. and the several persons named in Schedules I and II thereto (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

10.19

—     Amendment No. 1 to Stockholders Agreement dated as of November 1, 2001, by and among Concentra Inc. and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.26 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit Number	Description

10.20

—     Amendment No. 2 to Stockholders Agreement dated as of November 20, 2002, by and among Concentra Inc. and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.30 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.21

—     Amendment No. 3 to Stockholders Agreement dated as of December 1, 2002, by and among Concentra Inc. and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.31 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.22

—     Stockholders Agreement dated as of November 20, 2001, by and among Concentra Inc., Welsh, Carson, Anderson & Stowe VIII, L.P., certain holders of common stock and warrants to purchase common stock of Concentra Inc., certain stockholders of National Healthcare Resources, Inc., and Ferrer Freeman and Company, LLC, formerly known as Ferrer, Freeman, Thompson & Co., LLC (incorporated by reference to Exhibit 10.27 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.23

—     Agreement and Plan of Reorganization dated August 29, 1997, by and among CRA Managed Care, Inc., OccuSystems, Inc., and Concentra Inc., formerly known as Concentra Managed Care, Inc. (incorporated by reference to Exhibit 2.1 to Concentra Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.24

—     Agreement and Plan of Merger dated February 24, 1998, by and among Concentra Holding and Preferred Payment Systems, Inc. (incorporated by reference to Exhibit 2.2 to Concentra Holding’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.25

—     Agreement and Plan of Merger dated March 2, 1999, by and between Yankee Acquisition Corp. and Concentra Inc. (incorporated by reference to Exhibit 2.1 to Concentra Inc.’s Current Report on Form 8-K filed on March 3,1999).

10.26

—     Amended and Restated Agreement and Plan of Merger dated March 24, 1999, by and between Yankee Acquisition Corp. and Concentra Inc. (incorporated by reference to Exhibit 2.1 to Concentra Inc.’s Current Report on Form 8-K filed on July 14, 1999).

10.27

—     Agreement and Plan of Merger dated as of November 2, 2001, by and among Concentra Inc., NHR Acquisition Company, Inc., and National Healthcare Resources, Inc. (incorporated by reference to Exhibit 2.5 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.28

—     Asset Purchase Agreement among Concentra Inc., Concentra Operating and Em3 Corporation dated as of December 1, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on December 13, 2002).

21.1	— Subsidiaries of Concentra Operating.(1)

31.1	— Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	— Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	— Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	— Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Filed herewith.
(2)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.
(3)	Furnished herewith.