Form 10-Q
period 2004-03-31
CONCENTRA OPERATING CORP
filed 2004-05-11
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation. As of May 1, 2004, there were 35,566,903 shares outstanding of Concentra Inc. common stock, none of which were publicly traded. Currently there is no established trading market for these shares.

CONCENTRA OPERATING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONCENTRA OPERATING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,130	$42,621
Accounts receivable, net	180,201	170,444
Prepaid expenses and other current assets	32,821	40,084

Total current assets	246,152	253,149

Property and equipment, net	115,165	120,101
Goodwill and other intangible assets, net	483,007	483,773
Other assets	18,089	17,969

Total assets	$862,413	$874,992

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Revolving credit facility	$—	$—
Current portion of long-term debt	3,380	4,841
Accounts payable and accrued expenses	107,232	130,881

Total current liabilities	110,612	135,722

Long-term debt, net	653,600	654,393
Deferred income taxes and other liabilities	45,638	40,867

Total liabilities	809,850	830,982

Stockholder’s equity:
Common stock	—	—
Paid-in capital	140,936	140,659
Retained deficit	(88,373)	(96,649)

Total stockholder’s equity	52,563	44,010

Total liabilities and stockholder’s equity	$862,413	$874,992

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Revenue:
Health Services	$134,257	$118,521
Network Services	73,013	61,730
Care Management Services	64,623	71,900

Total revenue	271,893	252,151

Cost of Services:
Health Services	111,493	101,373
Network Services	41,552	34,767
Care Management Services	57,128	63,666

Total cost of services	210,173	199,806

Total gross profit	61,720	52,345

General and administrative expenses	32,038	28,538
Amortization of intangibles	850	1,035

Operating income	28,832	22,772

Interest expense, net	13,919	14,544
Gain on change in fair value of hedging arrangements	—	(2,187)
Other, net	821	647

Income before income taxes	14,092	9,768
Provision for income taxes	5,919	2,895

Net income	$8,173	$6,873

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Operating Activities:
Net income	$8,173	$6,873
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	10,328	11,194
Amortization of intangibles	850	1,035
Gain on change in fair value of hedging arrangements	—	(2,187)
Write-off of fixed assets	109	(258)
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(9,757)	(7,012)
Prepaid expenses and other assets	7,198	(2,741)
Accounts payable and accrued expenses	(18,563)	(7,552)

Net cash used in operating activities	(1,662)	(648)

Investing Activities:
Purchases of property, equipment and other assets	(5,332)	(7,154)

Net cash used in investing activities	(5,332)	(7,154)

Financing Activities:
Borrowings (payments) under revolving credit facilities, net	—	—
Repayments of debt	(2,360)	(2,490)
Distributions to minority interests	(132)	(1,114)
Payment of deferred financing costs	(55)	—
Contribution from issuance of common stock by parent	50	242
Proceeds from the issuance of debt	—	1,500

Net cash used in financing activities	(2,497)	(1,862)

Net Decrease in Cash and Cash Equivalents	(9,491)	(9,664)
Cash and Cash Equivalents, beginning of period	42,621	19,002

Cash and Cash Equivalents, end of period	$33,130	$9,338

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$22,198	$18,240
Income taxes paid, net	$639	$594

Noncash Investing and Financing Activities:
Capital lease obligations	$153	$1,355

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying unaudited consolidated financial statements have been prepared by Concentra Operating Corporation (the “Company” or “Concentra Operating”) pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Results for interim periods should not be considered indicative of results for a full year. These consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements and, accordingly, should be read in conjunction with the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes for the year ended December 31, 2003, included in the Company’s 2003 Form 10-K, where certain terms have been defined. Earnings per share has not been reported for all periods presented, as Concentra Operating is a wholly-owned subsidiary of Concentra Inc. (“Concentra Holding”) and has no publicly held shares.

(1) Stock Based Compensation Plans

Concentra Holding issues stock options to the Company’s employees and outside directors. The Company accounts for these plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), under which no compensation cost has been recognized related to stock option grants when the exercise price is equal to the market price on the date of grant.

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

For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. (“SFAS”) 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”), the estimated fair value of options is amortized to expense over the options’ vesting period. Had compensation cost for these plans been determined consistent with SFAS 123, the Company’s net income would have been decreased to the following supplemental pro forma net income amounts (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income:
As reported	$8,173	$6,873
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(668)	(1,112)

Supplemental pro forma	$7,505	$5,761

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rates	—	2.8%
Expected volatility	—	19.0%
Expected dividend yield	—	—
Expected weighted average life of options in years	—	5.0

No options were granted during the first quarter of 2004. During April 2004, Concentra Holding granted 300,000 shares of restricted common stock under the 1999 Stock Plan that were valued at approximately $4.3 million based upon the market value of the shares at the time of issuance. The restricted stock grants have an exercisable period of ten years from the date of grant and vest upon the earlier of the achievement of certain operating performance levels or seven years following the date of the grant.

(2) Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (the “FASB”) issued SFAS 149, Amendment of Statement of 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and did not have an impact on the Company’s financial statements.

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

In December 2003, FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), replacing the original interpretation issued in January 2003. FIN 46R requires certain entities to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to received expected returns. Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities. The provisions of FIN 46R must be immediately applied for variable interest entities created after January 31, 2003 and for variable interests in entities commonly referred to as “special purpose entities.” For all other variable interest entities, implementation was required by March 31, 2004. The Company does not have any variable interest entities.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

(3) Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets is comprised of the following (in thousands):

	March 31, 2004	December 31, 2003
Amortized intangible assets, gross:
Customer contracts	$6,190	$6,190
Covenants not to compete	4,305	4,305
Customer lists	3,420	3,420
Servicing contracts	3,293	3,293
Licensing and royalty agreements	285	285

	17,493	17,493

Accumulated amortization of amortized intangible assets:
Customer contracts	(3,737)	(3,342)
Covenants not to compete	(2,930)	(2,628)
Customer lists	(3,186)	(3,141)
Servicing contracts	(796)	(713)
Licensing and royalty agreements	(255)	(229)

	(10,904)	(10,053)

Amortized intangible assets, net	6,589	7,440

Non-amortized intangible assets:
Goodwill	476,264	476,179
Trademarks	154	154

	$483,007	$483,773

The change in the net carrying amount of amortized intangible assets is due to amortization. The net increase in goodwill is primarily related to acquisitions.

The net carrying value of goodwill by operating segment is as follows (in thousands):

	March 31, 2004	December 31, 2003
Health Services	$245,288	$245,203
Network Services	184,902	184,902
Care Management Services	46,074	46,074

	$476,264	$476,179

Amortization expense for intangible assets with finite lives was $0.9 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively. Estimated amortization expense on intangible assets with finite lives for the five succeeding fiscal years ending December 31 is as follows (in thousands):

2004	$3,269
2005	2,031
2006	483
2007	394
2008	329

SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires the Company to test all existing goodwill and indefinite life intangibles for impairment on a reporting unit basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the component level), discrete financial information is prepared and regularly reviewed by management, and the businesses are not otherwise aggregated due to having certain common

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

characteristics, in which case such component is the reporting unit. The Company uses a fair value approach to test goodwill and indefinite life intangibles for impairment. The Company recognizes an impairment charge for the amount, if any, by which the carrying amount of goodwill and indefinite life intangibles exceeds its fair value. The Company established fair values using projected cash flows. When available and as appropriate, the Company used comparative market multiples to corroborate projected cash flow results.

The Company completed its annual impairment test of goodwill in the third quarter of 2003 and did not record an impairment charge upon completion of this review. However, the fair value of Care Management Services exceeded its carrying amount by approximately 22% for this impairment test, due primarily to this reporting unit’s recent performance trends. Although current financial forecasts and operating trends indicate that no impairment is required at March 31, 2004, a non-cash goodwill impairment charge to income may be incurred for this reporting unit in a future period if there is a modest decrease in future earnings.

(4) Revolving Credit Facility and Long-Term Debt

The Company’s long-term debt as of March 31, 2004, and December 31, 2003, consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Term loan due 2009	$332,487	$333,325
9.5% senior subordinated notes due 2010, net	181,846	181,918
13.0% senior subordinated notes due 2009	142,500	142,500
Other	147	1,491

	656,980	659,234
Less: Current maturities	(3,380)	(4,841)

Long-term debt, net	$653,600	$654,393

The Company had no revolving credit borrowings at March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004, and December 31, 2003, accrued interest was $6.7 million and $15.6 million, respectively.

The Company has a credit agreement (the “Credit Facility”) with a consortium of banks, consisting of a $335.0 million term loan facility (the “Term Loan”) and a $100.0 million revolving loan facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility and Term Loan bear interest, at the Company’s option, at either (1) the Alternate Base Rate (“ABR”), as defined, plus a margin initially equal to 2.25% for the loans under the Revolving Credit Facility and 2.75% for the Term Loan or (2) the reserve-adjusted Eurodollar rate plus a margin initially equal to 3.25% for the loans under the Revolving Credit Facility and 3.75% for the Term Loan. The margins for borrowings under the Revolving Credit Facility will be subject to reduction based on changes in the Company’s leverage ratios and certain other performance criteria. The Term Loan matures on June 30, 2009, and requires quarterly principal payments of $0.8 million through June 30, 2008, $47.7 million for each of the following two quarters, $95.5 million on March 31, 2009 and any remaining balance due on June 30, 2009. The Revolving Credit Facility provides for borrowing up to $100.0 million and matures on August 13, 2008.

The Credit Facility contains certain financial compliance ratio tests. A failure to comply with these and other financial compliance ratios could cause an event of default under the Credit Facility that could result in an acceleration of the related indebtedness before the terms of that indebtedness otherwise require the Company to pay that indebtedness. Such an acceleration would also constitute an event of default under the indentures relating to the Company’s 9.5% senior subordinated notes (the “9.5% Subordinated Notes”) and 13.0% senior subordinated notes (the “13.0% Subordinated Notes”) and could also result in an acceleration of the 9.5% Subordinated Notes and the 13.0% Subordinated Notes before the indentures otherwise require the Company to pay the notes. The Credit Facility also contains prepayment requirements that would occur based on certain net asset sales outside the ordinary course of business by the Company, from the proceeds of specified debt and equity issuances by the Company and if the Company has excess cash flow, as defined in the agreement. The Company was not required to make prepayments under these provisions in the first quarter of 2003 or 2004. However, management anticipates that the Company may meet these requirements in future periods, based upon its financial projections.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The 9.5% Subordinated Notes are general unsecured indebtedness with semi-annual interest payments due on February 15 and August 15 commencing on February 15, 2004. These notes mature on August 15, 2010. At any time prior to August 15, 2006, the Company can redeem, with proceeds from new equity, up to 35% of the aggregate principal amount of the 9.5% Subordinated Notes at a redemption price of 109.5% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date. Prior to August 15, 2007, the Company may redeem all, but not less than all, of the 9.5% Subordinated Notes at a redemption price of 100.0% of the principal amount of the notes plus the applicable premium, as defined, and accrued and unpaid interest to the redemption date. The Company can also redeem all or part of the 9.5% Subordinated Notes on or after August 15, 2007 at 104.8% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, with the redemption premium decreasing annually to 100.0% of the principal amount on August 15, 2009. Upon a change of control, as defined, each holder of the 9.5% Subordinated Notes may require the Company to repurchase all or a portion of that holder’s notes at a purchase price of 101.0% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest.

The 13.0% Subordinated Notes are general unsecured indebtedness with semi-annual interest payments due on February 15 and August 15 commencing on February 15, 2000. The Company can redeem the remaining $142.5 million principal balance of the 13.0% Subordinated Notes on or after August 15, 2004 at 106.5% of the principal amount with the redemption premium decreasing annually to 100.0% of the principal amount on August 15, 2008.

The Credit Facility, the 9.5% Subordinated Notes and the 13.0% Subordinated Notes are guaranteed on a joint and several basis by each and every current wholly-owned subsidiary, the results of which are consolidated in the results of the Company. These guarantees are full and unconditional. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9.5% Subordinated Notes or the 13.0% Subordinated Notes. For financial information on guarantor and non-guarantor subsidiaries, see “Note 9. Condensed Consolidating Financial Information.”

The Credit Facility, the 9.5% Subordinated Notes and the 13.0% Subordinated Notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company’s capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, cross default provisions with other indebtedness of Concentra Operating and Concentra Holding, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, for the first quarter of 2004. These ratio tests become more restrictive for future quarters through the fourth quarter of 2008. The Company’s ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. The Company believes it will be in compliance with the covenants for the next twelve months.

The fair value of the Company’s borrowings under the Credit Facility was $337.5 million and $323.3 million, as of March 31, 2004 and December 31, 2003, respectively. The fair value of the Company’s 9.5% Subordinated Notes was $201.8 million and $196.5 million at March 31, 2004 and December 31, 2003, respectively. The fair value of the Company’s 13.0% Subordinated Notes was $156.8 million and $158.9 million at March 31, 2004 and December 31, 2003, respectively. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

(5) Subsequent Events

In May 2004, the Company announced that it was considering the commencement of a series of refinancing transactions that would include issuing $150.0 million aggregate principal amount of senior subordinated notes and amending the current Credit Facility to incur an additional $70.0 million in term loans. Subject to acceptable market and interest rate conditions, the Company anticipates completing these transactions during the second quarter of 2004. The Company intends to use the proceeds from the senior subordinated notes offering and the additional borrowings under the amended credit facility, together with cash on hand, to: (1) redeem all of its outstanding 13% Subordinated Notes and

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

pay related accrued interest, fees and expenses, (2) transfer cash proceeds to the Company’s parent, Concentra Holding, to enable it to pay a dividend to its stockholders, and (3) pay related fees, expenses and compensatory costs. The Company stated that it would likely expense approximately $15 million in debt termination costs and up to $3 million in equity instrument adjustments and other compensatory costs incurred in connection with the transactions during the quarter ending June 30, 2004.

(6) Unusual Charge Reserves

During the three months ended March 31, 2004, the Company paid approximately $0.1 million related to the unusual charges that occurred in the fourth quarter of 1998 and fourth quarter of 2001. At March 31, 2004, approximately $1.0 million of the unusual cost accrual remained for facility obligations with terms expiring through 2006, costs related to personnel reductions and other unusual charges. The Company anticipates that the majority of this liability will be paid over the next 12 months.

(7) Changes in Stockholder’s Equity

In addition to the effects on Stockholder’s Equity from the Company’s 2004 results of operations that decreased the retained deficit, the Company’s paid-in capital increased in 2003 on a year to date basis primarily due to $0.2 million of tax benefits from Concentra Holding.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The Company’s unaudited financial data on a segment basis was as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenue:
Health Services	$134,257	$118,521
Network Services	73,013	61,730
Care Management Services	64,623	71,900

	271,893	252,151

Gross profit:
Health Services	22,764	17,148
Network Services	31,461	26,963
Care Management Services	7,495	8,234

	61,720	52,345

Operating income (loss):
Health Services	14,767	10,166
Network Services	20,848	17,563
Care Management Services	66	1,827
Corporate general and administrative expenses	(6,849)	(6,784)

	28,832	22,772

Interest expense, net	13,919	14,544
Gain on change in fair value of hedging arrangements	—	(2,187)
Other, net	821	647

Income before income taxes	14,092	9,768
Provision for income taxes	5,919	2,895

Net income	$8,173	$6,873

(9) Condensed Consolidating Financial Information

As discussed in “Note 5, Revolving Credit Facility and Long-Term Debt,” the 9.5% Subordinated Notes, the 13.0% Subordinated Notes and the Credit Facility are unconditionally guaranteed by each and every current wholly-owned subsidiary. Additionally, the Credit Facility is secured by a pledge of stock and assets of each and every wholly-owned subsidiary. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9.5% Subordinated Notes, the 13.0% Subordinated Notes or the Credit Facility. Presented below are condensed consolidating balance sheets as of December 31, 2003, the condensed consolidating statements of operations for the three months ended March 31, 2004 and 2003, and the condensed consolidating statements of cash flow for the three months ended March 31, 2004 and 2003 of Concentra Operating (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

Investments in subsidiaries are accounted for using the equity method of accounting. The financial information for the Guarantor and Non-Guarantor subsidiaries are each presented on a combined basis. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. Intercompany management fees of $1.2 million and $1.1 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the three months ended March 31, 2004 and 2003, respectively. These amounts are reflected as a reduction of general and administrative expenses for the Guarantor Subsidiaries. Separate financial statements for the Guarantor and Non-Guarantor Subsidiaries are not presented because management believes such financial statements would not be meaningful to investors. All information in the tables below is presented in thousands.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Balance Sheets:

	As of March 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$23,717	$9,413	$—	$33,130
Accounts receivable, net	—	166,123	14,078	—	180,201
Prepaid expenses and other current assets	1,302	30,497	1,022	—	32,821

Total current assets	1,302	220,337	24,513	—	246,152

Investment in subsidiaries	802,388	33,622	—	(836,010)	—
Property and equipment, net	—	108,225	6,940	—	115,165
Goodwill and other intangible assets, net	—	458,500	24,507	—	483,007
Other assets	37,469	(19,889)	509	—	18,089

Total assets	$841,159	$800,795	$56,469	$(836,010)	$862,413

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	3,350	30	—	—	3,380
Accounts payable and accrued expenses	7,233	95,427	4,572	—	107,232

Total current liabilities	10,583	95,457	4,572	—	110,612

Long-term debt, net	653,483	117	—	—	653,600
Deferred income taxes and other liabilities	—	27,183	—	18,455	45,638
Intercompany	124,530	(124,350)	(180)	—	—

Total liabilities	788,596	(1,593)	4,392	18,455	809,850

Stockholder’s equity	52,563	802,388	52,077	(854,465)	52,563

Total liabilities and stockholder’s equity	$841,159	$800,795	$56,469	$(836,010)	$862,413

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	As of December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$35,454	$7,167	$—	$42,621
Accounts receivable, net	—	157,187	13,257	—	170,444
Prepaid expenses and other current assets	8,759	30,018	1,307	—	40,084

Total current assets	8,759	222,659	21,731	—	253,149

Investment in subsidiaries	785,089	32,681	—	(817,770)	—
Property and equipment, net	—	112,880	7,221	—	120,101
Goodwill and other intangible assets, net	—	459,266	24,507	—	483,773
Other assets	42,153	(24,273)	89	—	17,969

Total assets	$836,001	$803,213	$53,548	$(817,770)	$874,992

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	3,350	1,491	—	—	4,841
Accounts payable and accrued expenses	22,280	103,376	5,225	—	130,881

Total current liabilities	25,630	104,867	5,225	—	135,722

Long-term debt, net	654,393	—	—	—	654,393
Deferred income taxes and other liabilities	—	22,405	—	18,462	40,867
Intercompany	111,968	(109,148)	(2,820)	—	—

Total liabilities	791,991	18,124	2,405	18,462	830,982

Stockholder’s equity	44,010	785,089	51,143	(836,232)	44,010

Total liabilities and stockholder’s equity	$836,001	$803,213	$53,548	$(817,770)	$874,992

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statements of Operations:

	Three Months Ended March 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$250,289	$23,988	$(2,384)	$271,893
Total cost of services	—	193,122	19,435	(2,384)	210,173

Total gross profit	—	57,167	4,553	—	61,720

General and administrative expenses	103	30,424	1,511	—	32,038
Amortization of intangibles	—	850	—	—	850

Operating income (loss)	(103)	25,893	3,042	—	28,832

Interest expense, net	13,937	(8)	(10)	—	13,919
Other, net	—	821	—	—	821

Income (loss) before income taxes	(14,040)	25,080	3,052	—	14,092
Provision (benefit) for income taxes	(4,914)	10,833	—	—	5,919

Income (loss) before equity earnings	(9,126)	14,247	3,052	—	8,173
Equity earnings in subsidiaries	(17,299)	—	—	17,299	—

Net income (loss)	$8,173	$14,247	$3,052	$(17,299)	$8,173

	Three Months Ended March 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$235,482	$18,743	$(2,074)	$252,151
Total cost of services	—	186,785	15,095	(2,074)	199,806

Total gross profit	—	48,697	3,648	—	52,345

General and administrative expenses	114	26,980	1,444	—	28,538
Amortization of intangibles	—	1,032	3	—	1,035

Operating income (loss)	(114)	20,685	2,201	—	22,772

Interest expense, net	14,455	93	(4)	—	14,544
Gain on change in fair value of hedging arrangements	(2,187)	—	—	—	(2,187)
Other, net	—	647	—	—	647

Income (loss) before income taxes	(12,382)	19,945	2,205	—	9,768
Provision (benefit) for income taxes	(4,334)	7,229	—	—	2,895

Income (loss) before equity earnings	(8,048)	12,716	2,205	—	6,873
Equity earnings in subsidiaries	(14,921)	—	—	14,921	—

Net income (loss)	$6,873	$12,716	$2,205	$(14,921)	$6,873

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows:

	Three Months Ended March 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(11,719)	$8,088	$1,969	$—	$(1,662)

Investing Activities:
Purchases of property, equipment and other assets	—	(5,219)	(113)	—	(5,332)

Net cash used in investing activities	—	(5,219)	(113)	—	(5,332)

Financing Activities:
Repayments of debt	(838)	(1,522)	—	—	(2,360)
Distributions to minority interests	—	(132)	—	—	(132)
Payment of deferred financing costs	(55)	—	—	—	(55)
Contribution from issuance of common stock by parent	50	—	—	—	50
Intercompany, net	12,562	(15,158)	2,596	—	—
Receipt (payment) of equity distributions	—	2,206	(2,206)	—	—

Net cash provided by (used in) financing activities	11,719	(14,606)	390	—	(2,497)

Net Increase (Decrease) in Cash and Cash Equivalents	—	(11,737)	2,246	—	(9,491)
Cash and Cash Equivalents, beginning of period	—	35,454	7,167	—	42,621

Cash and Cash Equivalents, end of period	$—	$23,717	$9,413	$—	$33,130

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Three Months Ended March 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(12,964)	$9,893	$2,423	$—	$(648)

Investing Activities:
Purchases of property, equipment and other assets	—	(7,112)	(42)	—	(7,154)

Net cash used in investing activities	—	(7,112)	(42)	—	(7,154)

Financing Activities:
Repayments of debt	(873)	(1,617)	—	—	(2,490)
Distributions to minority interests	—	(1,114)	—	—	(1,114)
Contribution from issuance of common stock by parent	242	—	—	—	242
Proceeds from the issuance of debt	—	1,500	—	—	1,500
Intercompany, net	13,595	(15,315)	1,720	—	—
Receipt (payment) of equity distributions	—	3,192	(3,192)	—	—

Net cash provided by (used in) financing activities	12,964	(13,354)	(1,472)	—	(1,862)

Net Increase (Decrease) in Cash and Cash Equivalents	—	(10,573)	909	—	(9,664)
Cash and Cash Equivalents, beginning of period	—	13,060	5,942	—	19,002

Cash and Cash Equivalents, end of period	$—	$2,487	$6,851	$—	$9,338

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in our Form 10-K for the year ended December 31, 2003. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report.

Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. This discussion and analysis should be read in conjunction with our consolidated financial statements.

Executive Summary

During the first quarter of 2004, due in part to improving national employment trends and increased volumes from new clients, we achieved revenue and earnings growth as compared to the same quarter of 2003. Due to the high concentration of our services that relate to the nation’s employed workforce, changes in employment can have a direct influence on the underlying demand for our services.

During the quarter, we achieved an overall revenue growth of 13.3% due to growth in our Health Services and Network Services business segments, partially offset by a decline in the revenue in our Care Management business segment. Our Health Services segment grew primarily due to increased visits to our centers and increases in our ancillary services. Revenue in our Network Services segment continued to grow primarily due to higher comparative group health and workers’ compensation bill review volumes. Revenue in our Care Management Services segment continued to decline in the first quarter of 2004 due in part to the effects of past declines in the national employment rate and the related decline in the number of workplace injuries. Additionally, we experienced revenue declines in our independent medical exams and case management services associated with client referral volume decreases due to integration of acquired operations with our own, increased competition on a regional level and potentially due to a trend by certain insurance company clients to lengthen the amount of time prior to referring cases for independent medical exams and case management services.

Our Health Services and Network Services business segments provide higher gross and operating margins than does our Care Management Services business segment. As such, during the first quarter of 2004, our operating profits increased at a greater rate than our revenue growth due to the increases in our revenue from these higher margin segments and due to an increase in the comparative margins of our Health Services business segment. This increase in our Health Services profit margins related primarily to our having higher visit volumes with which to recover our fixed costs. While we will continue to seek measures that will minimize our costs of doing business, in future periods our growth in operating earnings may become increasingly dependent on our ability to increase revenue.

During the first quarter of 2004, we continued our focus on working capital management and on reducing our overall cost of indebtedness. We used $1.7 million in cash flow from operating activities in the first three months of 2004, which was primarily a result of $17.9 million of semi-annual interest payments on our 9.5% and 13.0% senior subordinated notes and the seasonal nature of our workers’ compensation related revenue and payments of annual incentive bonuses, partially offset by our positive operating results. Additionally, we reduced our days sales outstanding on accounts receivable (“DSO”) to 60 days as compared to 62 days at the same time in the prior year.

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

The following table provides certain information concerning our occupational healthcare centers:

	Three Months Ended March 31, 2004	Year Ended December 31,
		2003	2002
Centers at the end of the period(1)	250	250	244
Centers acquired during the period(2)	—	6	3
Centers developed during the period	—	—	1

(1)	Does not include the assets of the centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.
(2)	Represents occupational healthcare centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period. We acquired four centers that were subsequently consolidated into existing centers during the year ended December 31, 2002. We did not acquire any centers during the three months ended March 31, 2004.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

The following tables provides the results of operations for three months ended March 31, 2004 and 2003 ($ in millions):

	Three Months Ended		Change
	March 31, 2004	March 31, 2003	$	%
Revenue:
Health Services	$134.3	$118.5	$15.8	13.3%
Network Services	73.0	61.8	11.2	18.3%
Care Management Services	64.6	71.9	(7.3)	(10.1)%

Total revenue	$271.9	$252.2	$19.7	7.8%

Cost of services:
Health Services	$111.5	$101.4	$10.1	10.0%
Network Services	41.6	34.8	6.8	19.5%
Care Management Services	57.1	63.6	(6.5)	(10.3)%

Total cost of services	$210.2	$199.8	$10.4	5.2%

Gross profit:
Health Services	$22.8	$17.1	$5.7	32.8%
Network Services	31.4	27.0	4.4	16.7%
Care Management Services	7.5	8.2	(0.7)	(9.0)%

Total gross profit	$61.7	$52.3	$9.4	17.9%

Gross profit margin:
Health Services	17.0%	14.5%		2.5%
Network Services	43.1%	43.7%		(0.6)%
Care Management Services	11.6%	11.5%		0.1%

Total gross profit margin	22.7%	20.8%		1.9%

Revenue

The increase in revenue in 2004 was primarily due to growth in our Health Services and Network Services businesses, partially offset by decreased volumes in our Care Management Services business. Total contractual allowances offset against revenue during the quarters ended March 31, 2004 and 2003 were $18.5 million and $14.2 million, respectively. The increase was primarily due to revenue growth in our Health Services and Network Services businesses.

Health Services. Health Services’ revenue increased primarily due to growth in visits to our centers. Increases in ancillary services also contributed significantly to this segment’s revenue growth. The number of total patient visits per day to our centers in the first quarter of 2004 increased 10.6% as compared to the first quarter of 2003 and increased 8.8% on a same-center basis. Our “same-center” comparisons represent all centers that Health Services has operated for the previous two full years and includes the effects of any centers acquired and subsequently consolidated into existing centers. The increase in same-center visits for the first quarter of 2004 relates primarily to increases in non-injury and non-illness related visits, as well as increases in work-related injuries and illness visits. We believe these trends are a result of the improving national employment trends during the first quarter of 2004 and the last half of 2003, as well as the efforts of our sales and account management teams. For the first quarters of 2004 and 2003, Health Services derived 71.7% and 72.7%, respectively, of its comparable same-center net revenue from the treatment of work-related injuries and illnesses, and 28.3% and 27.3%, respectively, of its net revenue from non-injury and non-illness related medical services. Excluding on-site and ancillary services, injury-related visits constituted 48.7% and 51.0% of same-center visits in the first quarters of 2004 and 2003, respectively. On a same-center basis, average revenue per visit decreased 1.5% in the first quarter of 2004 as compared to the same quarter of the prior year, primarily due to a higher percentage of our visits in 2004 being related to pre-employment physical exams, drug screens and other non-injury related visits, as compared to injury-related visits. Our fees for these non-injury services are usually lower than those charged for injury-related services, and as such, our average revenue per visit decreased in the first quarter due primarily to this change in visit mix. As hiring trends continue and national employment levels grow, we expect a gradual shift in the growth trends towards work-related injuries and illnesses later in the year. Same-center revenue was $117.6 million and $108.1 million for the first three months of 2004 and 2003, respectively, while revenue from acquired and developed centers and ancillary services was $16.7 million and $10.5 million for the same respective periods.

Network Services. This segment’s revenue increased due to growth in billings for services we provide to payors of workers’ compensation insurance as well as to payors of group health insurance. Increases in our workers’ compensation-based provider bill repricing and review services were the primary contributor to growth in this business segment. These increases related primarily to the addition of new customer accounts, as well as increased business volumes with existing customers for these lines of business. Additionally, our out-of-network medical providers’ bill review services contributed significantly to this segment’s increased revenue due to growth in the amount of gross charges reviewed as compared to the prior year and the amount of savings achieved through our review of medical charges. Although we currently believe this segment will provide comparatively higher rates of growth during coming periods than our other two segments, these rates of growth could decrease depending on our ability to maintain new customer and volume additions at current levels, due to increased price competition and as a result of the recent workers’ compensations fee schedule decreases enacted in the State of California. Growth in our revenue from Network Services could be offset by approximately $5.0 to $7.0 million in the current year due to these fee schedule changes.

Care Management Services. Revenue for our Care Management Services segment decreased due to lower billings. The billing decrease was due primarily to referral declines in our case management and independent medical exams services.

Like our other business segments, we provide a majority of our Care Management Services to clients in the workers’ compensation market. We have experienced declines in referral trends, which we believe primarily relate to the overall drop in nationwide employment and related rates of workplace injuries. Generally, Health Services is the first segment affected by economic downturns and upturns since it sees patients at the time of initial injury. Network Services is the second segment affected because it involves the review of bills generated from injury-related visits. Care Management Services is the final segment to experience the effects of changing injury trends since it generally receives referrals for service a number of months after the initial injury occurs. Accordingly, we believe a primary cause of the decline in revenue experienced in Care Management Services in the first quarter of 2004 from the same quarter of 2003 relates to the effects of declines in workplace injuries that we experienced in our Health Services business during the first three quarters of 2003. As we are currently seeing gradual improvements in the relative visit amounts in our Health Services segment, we anticipate that we could experience a similar future recovery in the rates of referrals in Case Management Services based on the degree to which employment trends continue to improve and return to historical rates of growth.

In addition to the economic effects described above, we have also encountered revenue declines in our independent medical exams and case management services associated with client referral volume decreases due to integration of acquired operations with our own, increased local competition and potentially due to a trend by certain insurance company clients to lengthen the amount of time prior to referring cases for case management services and independent medical exams.

Cost of Services

Total cost of services increased due to higher expenses in Health Services and Network Services, partially offset by decreased costs in Care Management Services. The increases in expenses relate primarily to an increase in the number of visits to our health centers and increased business volumes in our workers’ compensation-based provider bill repricing and review services. The decrease in expenses in our Care Management Services business segment relates primarily to decreased personnel headcounts from cost reduction initiatives and continued focus on expense management. While we will continue to seek ways to minimize our costs in future periods, our prospective cost of services will likely grow in a manner commensurate with our growth in revenue.

Gross Profit

Due primarily to growth in the higher margin Health Services and Network Services business segments, and a comparative increase in the margin of our Health Services business, we had a significant increase in gross profit and gross profit margin in the first quarter of 2004 as compared to the same quarter of 2003.

Health Services. The primary factors in Health Services’ gross profit and gross profit margin increases were higher visits, increases in ancillary services and our corresponding utilization of the fixed nature of expenses for our existing center facilities. Additionally, Health Services has benefited from other decreased costs.

Network Services. Network Services’ gross profit increased in the first quarter of 2004 from the first quarter of 2003 primarily due to revenue growth and the relatively fixed nature of this segment’s expenses. In coming quarters, we believe that our gross margin percentage for these services will decrease slightly due to the fact that our newer workers’ compensation clients and bill volumes have generally related to our relatively lower margin bill review services and as a result of the change in the California workers’ compensation fee schedule.

Care Management Services. The decrease in the first quarter 2004 gross profit was due to reductions in revenue in excess of the declines in costs.

General and Administrative Expenses

General and administrative expenses increased 12.3% in the first quarter of 2004 to $32.0 million from $28.5 million in the first quarter of 2003, or 11.8% and 11.3% as a percentage of revenue for the first quarters of 2004 and 2003, respectively. The increase in general and administrative expenses during 2004 was primarily due to increased compensation and benefits costs, as well as higher costs associated with property and casualty insurance.

Interest Expense, Net

Interest expense decreased $0.6 million in the first three months of 2004 to $13.9 million from $14.5 million in the same period of 2003. This decrease was primarily due to the termination of our interest rate collars in August 2003 and lower interest rates on borrowings under our credit facility, partially offset by the additional $180.0 million of 9.5% senior subordinated notes (“9.5% Subordinated Notes”) issued in the last half of 2003. As of March 31, 2004, approximately 50.6% of our debt contained floating rates. Rising interest rates would negatively impact our results. See “Liquidity and Capital Resources” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Interest Rate Hedging Arrangements

In 2003 we used interest rate collars to reduce our exposure to variable interest rates and because our previous credit agreement required them. These collars generally provided for certain ceilings and floors on interest payments as the three-month LIBOR rate increased and decreased, respectively. The changes in fair value of this combination of ceilings and floors were recognized each period in earnings. We recorded a gain of $2.2 million in the first quarter of 2003 related to the change in the fair value of these interest rate collars. The computation of gains and losses was based upon the change in the fair value of our interest rate collar agreements. The earnings impact from the gains and losses resulted in non-cash charges or credits and did not impact cash flows from operations or operating income. There had been periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. In August 2003, we completed a series of refinancing transactions, which included terminating our hedging arrangements. Accordingly, no gains or losses related to hedging arrangements were recorded in the first quarter of 2004.

Provision for Income Taxes

We recorded tax provisions of $5.9 million and $2.9 million in the first quarters of 2004 and 2003, respectively, which reflected effective tax rates of 42.0% and 29.6%, respectively. The effective rate differed from the statutory rate primarily due to the impact of state income taxes and the release of the deferred income tax valuation allowance. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate in the last three quarters of 2004.

Acquisitions and Divestitures

Periodically, we evaluate opportunities to acquire or divest of businesses when we believe those actions will enhance our future growth and financial performance. Currently, to the extent we consider acquisitions, they are typically businesses that operate in the same markets or along the same service lines as those in which we currently operate. Our evaluations are subject to our availability of capital, our debt covenant requirements and a number of other financial and operating considerations. The process involved in evaluating, negotiating, gaining required approvals and other necessary activities associated with individual acquisition or divestiture opportunities can be extensive and involve a significant passage of time. It is also not uncommon for discussions to be called off and anticipated acquisitions or divestitures to be terminated shortly in advance of the date upon which they were to have been consummated. As such, we generally endeavor to announce material acquisitions and divestitures based on their relative size and effect on our company once we believe they have reached a state in the acquisition or divestiture process where we believe that their consummation is reasonably certain and with consideration of other legal and general business practices.

We completed no acquisitions in the first quarter of 2004. However, we currently believe we will consummate several acquisitions of centers in transactions that are small in size in our Health Services segment during the last three quarters of 2004.

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenue and expenses. Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base these determinations upon the best information available to us during the period in which we are accounting for our results. Our estimates and assumptions could change materially as conditions within and beyond our control change or as further information becomes available. Further, these estimates and assumptions are affected by management’s application of accounting policies. Changes in our estimates are recorded in the period the change occurs. We described our most significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating reported financial results, in our 2003 Form 10-K. Those policies continue to be our most critical accounting policies for the period covered by this filing.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (the “FASB”) issued SFAS 149, Amendment of Statement of 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and did not have an impact on our financial statements.

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

In December 2003, FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), replacing the original interpretation issued in January 2003. FIN 46R requires certain entities to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to received expected returns. Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities. The provisions of FIN 46R must be immediately applied for variable interest entities created after January 31, 2003 and for variable interests in entities commonly referred to as “special purpose entities.” For all other variable interest entities, implementation was required by March 31, 2004. We do not have any variable interest entities.

Liquidity and Capital Resources

In May 2004, we announced that we were considering the commencement of a series of refinancing transactions that would include issuing $150.0 million aggregate principal amount of senior subordinated notes and amending the current Credit Facility to incur an additional $70.0 million in term loans. Subject to acceptable market and interest rate conditions, we anticipate completing these transactions during the second quarter of 2004. We intend to use the proceeds from the senior subordinated notes offering and the additional borrowings under the amended credit facility, together with cash on hand, to: (1) redeem all of our outstanding 13% Subordinated Notes and pay related accrued interest, fees and expenses, (2) transfer cash proceeds to our parent, Concentra Inc. to enable it to pay a dividend to its stockholders, and (3) pay related fees, expenses and compensatory costs. We stated that we would likely expense approximately $15 million in debt termination costs and up to $3 million in equity instrument adjustments and other compensatory costs incurred in connection with the transactions during the quarter ending June 30, 2004.

Cash Flows from Operating Activities. Cash flows from operating activities used $1.7 million and $0.6 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in cash flows from operating activities in the first quarter of 2004 as compared to the first quarter of 2003 was primarily a result of an increased reduction in accounts payable and accrued liabilities and increased accounts receivable, partially offset by decreased prepaid expenses and other assets and increased operating income. During the first quarter of 2004, $21.1 million of cash was used by changes in working capital, related to decreased accounts payable and accrued liabilities of $18.6 million and increased accounts receivable of $9.7 million, partially offset by decreased prepaid expenses and other assets of $7.2 million. We typically use more cash for accounts receivable in the first quarter due primarily to the seasonality and corresponding revenue increase of our workers’ compensation related businesses. Accounts payable and accrued expenses and prepaid expenses and other assets decreased due to the timing of certain payments, including payment of accrued interest on our debt, the payment of annual incentive bonuses, and taxes. During the first quarter of 2003, $17.3 million of cash was used by changes in working capital, related to increased accounts receivable of $7.0 million, increased prepaid expenses and other assets of $2.7 million and decreased accounts payable and accrued expenses of $7.6 million. The increase in accounts receivable primarily relates to increases in revenue in the first quarter of 2003. Accounts payable and accrued expenses decreased due to the timing of certain payments, including payment of accrued interest on our debt. One of our financial objectives is to minimize the amount of net working capital necessary for us to operate. We believe that through these efforts, we may be able to generally reduce our overall borrowing requirements. Accordingly, we periodically strive to improve the speed at which we collect our accounts receivable and to maximize the duration of our accounts payable.

Our DSO on accounts receivable was 60 days at March 31, 2004, as compared to 62 days as of March 31, 2003. We calculated DSO based on accounts receivable, net of allowances, divided by the average revenue per day for the prior three months. The decrease in the DSO in the first quarter of 2004 from the first quarter of 2003 was primarily due to increased collections and increased allowances on accounts receivable.

In the first quarter of 2004, we paid approximately $0.1 million related to unusual charges that occurred in the fourth quarter of 1998 and fourth quarter of 2001. At March 31, 2004, approximately $1.0 million of the accrual for these unusual charges remained for facility obligations with terms expiring through 2006, personnel reductions and other unusual charges. We anticipate that the majority of this liability will be paid over the next 12 months.

Cash Flows from Investing Activities. In the first quarters of 2004 and 2003, we used net cash of $5.3 million and $7.2 million, respectively, to purchase property, equipment and other assets. The majority of these purchases was for new computer hardware and software technology, including $1.5 million of software acquired under a capital lease in the first quarter of 2003.

Cash Flows from Financing Activities. Cash flows used in financing activities in the first quarter of 2004 of $2.5 million were primarily due to payments on debt of $2.4 million. Cash flows used in financing activities in the first quarter of 2003 of $1.9 million were primarily due to payments on debt of $2.5 million and distributions to minority interests of $1.1 million, partially offset by $1.5 million in proceeds from a capital lease. In February 2003, we entered into a five-year capital lease for software. We paid $1.5 million at the lease execution, with the remaining $1.5 million paid in the first quarter of 2004. Additionally, we paid $0.8 million and $1.0 million in the first quarters of 2004 and 2003, respectively, on our term loans under our credit agreement.

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

Borrowing Level
Quarters Ending	Minimum	Maximum	Average	Ending
March 31, 2003	$—	$9,500	$1,961	$—
June 30, 2003	—	—	—	—
September 30, 2003	—	—	—	—
December 31, 2003	—	—	—	—
March 31, 2004	—	—	—	—

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Our credit facility requires us to satisfy certain financial covenant ratio requirements including leverage ratios, interest coverage ratios and fixed charge coverage ratios. In the first quarter of 2004, we were in compliance with our covenants, including our financial covenant ratio tests. The leverage ratio and interest coverage ratio requirements for the quarter ended March 31, 2004, were 5.00 to 1.00 and 2.25 to 1.00, respectively. These ratio requirements become more restrictive in future quarters through the fourth quarter of 2008. Although we currently anticipate achieving these required covenant levels, our ability to be in compliance with these more restrictive ratios will be dependent on our ability to increase cash flows over current levels. At March 31, 2004, we had no borrowings outstanding under our $100 million revolving credit facility and $332.5 million in term loans outstanding under our credit agreement. Our total indebtedness outstanding at March 31, 2004 was $657.0 million.

Our credit facility also contains prepayment requirements that occur based on certain net asset sales outside the ordinary course of business by the Company, from the proceeds of specified debt and equity issuances by the Company and if the Company has excess cash flow, as defined in the agreement. We were not required to make any prepayments under the respective provisions in the first quarters of 2003 or 2004. However, we anticipate that we may meet these requirements in future periods.

We currently believe that our cash balances, the cash flow generated from operations and our borrowing capacity under our revolving credit facility will be sufficient to fund our working capital, occupational healthcare center acquisitions and capital expenditure requirements for the immediately foreseeable future. Our long-term liquidity needs will consist of working capital and capital expenditure requirements, the funding of any future acquisitions, and repayment of borrowings under our revolving credit facility and the repayment of outstanding indebtedness. We intend to fund these long-term liquidity needs from the cash generated from operations, available borrowings under our revolving credit facility and, if necessary, future debt or equity financing. However, our ability to generate cash or raise additional capital is subject to our performance, general economic conditions, industry trends and other factors. Many of these factors are beyond our control or our ability to currently anticipate. Therefore, it is possible that our business will not generate sufficient cash flow from operations. We regularly evaluate conditions in the credit market for opportunities to raise new capital or to refinance debt. We cannot be certain that any future debt or equity financing will be available on terms favorable to us, or that our long-term cash generated from operations will be sufficient to meet our long-term obligations.

Other Considerations

Goodwill and Other Intangible Assets. SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires us to perform an annual goodwill impairment test on a reporting unit basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the component level), discrete financial information is prepared and regularly reviewed by management, and the businesses are not otherwise aggregated due to having certain common characteristics, in which case such component is the reporting unit. A fair value approach using projected cash flows and comparative market multiples is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective in timely providing them with material information required to be disclosed in our filings under the Exchange Act. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith

(b) Reports on Form 8-K during the quarter ended March 31, 2004:

Form 8-K filed February 2, 2004 reporting under Item 9 the Company’s press release announcing the Company’s anticipated financial results for the quarter and year ended December 31, 2003.

Form 8-K filed February 12, 2004 reporting under Item 7 and Item 9 the Company’s press release announcing the Company’s earnings for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCENTRA OPERATING CORPORATION

May 11, 2004	By:	/s/ Thomas E. Kiraly
Thomas E. Kiraly
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith