Form 10-Q
period 2004-06-30
CONCENTRA OPERATING CORP
filed 2004-08-16
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation. As of August 1, 2004, there were 35,576,512 shares outstanding of Concentra Inc. common stock, none of which were publicly traded. Currently there is no established trading market for these shares.

CONCENTRA OPERATING CORPORATION

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

CONCENTRA OPERATING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$60,968	$42,621
Accounts receivable, net	185,070	170,444
Prepaid expenses and other current assets	31,865	40,084

Total current assets	277,903	253,149

Property and equipment, net	111,526	120,101
Goodwill and other intangible assets, net	484,989	483,773
Other assets	22,842	17,969

Total assets	$897,260	$874,992

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Revolving credit facility	$—	$—
Current portion of long-term debt	31,651	4,841
Accounts payable and accrued expenses	124,372	130,881

Total current liabilities	156,023	135,722

Long-term debt, net	732,160	654,393
Deferred income taxes and other liabilities	49,262	40,867

Total liabilities	937,445	830,982

Stockholder’s equity:
Common stock	—	—
Paid-in capital	44,107	140,659
Retained deficit	(84,292)	(96,649)

Total stockholder’s equity (deficit)	(40,185)	44,010

Total liabilities and stockholder’s equity	$897,260	$874,992

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Health Services	$144,750	$126,435	$279,007	$244,956
Network Services	73,764	61,781	146,777	123,511
Care Management Services	64,639	72,061	129,262	143,961

Total revenue	283,153	260,277	555,046	512,428

Cost of Services:
Health Services	115,450	100,977	226,943	202,350
Network Services	42,502	36,264	84,054	71,031
Care Management Services	56,809	63,572	113,937	127,238

Total cost of services	214,761	200,813	424,934	400,619

Total gross profit	68,392	59,464	130,112	111,809

General and administrative expenses	33,938	29,516	65,976	58,054
Amortization of intangibles	873	967	1,723	2,002

Operating income	33,581	28,981	62,413	51,753

Interest expense, net	14,060	14,610	27,979	29,154
Gain on change in fair value of hedging arrangements	—	(2,226)	—	(4,413)
Loss on early retirement of debt	11,815	—	11,815	—
Other, net	977	736	1,798	1,383

Income before income taxes	6,729	15,861	20,821	25,629
Provision for income taxes	3,139	3,464	9,058	6,359

Net income	$3,590	$12,397	$11,763	$19,270

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2004	2003
Operating Activities:
Net income	$11,763	$19,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	20,754	22,680
Amortization of intangibles	1,723	2,002
Restricted stock amortization	595	215
Gain on change in fair value of hedging arrangements	—	(4,413)
Write-off of deferred financing costs	2,034	—
Write-off of fixed assets	175	(33)
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(14,422)	(7,290)
Prepaid expenses and other assets	8,735	(4,943)
Accounts payable and accrued expenses	11,435	10,609

Net cash provided by operating activities	42,792	38,097

Investing Activities:
Purchases of property, equipment and other assets	(12,022)	(14,379)
Acquisitions, net of cash acquired	(3,067)	(3,735)

Net cash used in investing activities	(15,089)	(18,114)

Financing Activities:
Borrowings (payments) under revolving credit facilities, net	—	—
Proceeds from the issuance of debt	222,850	1,500
Repayments of debt	(118,330)	(3,458)
Dividend to parent	(96,028)	—
Payment of deferred financing costs	(7,283)	—
Payment of early debt retirement costs	(9,781)	—
Distributions to minority interests	(1,056)	(1,190)
Contribution from issuance of common stock by parent	272	242
Other	—	(100)

Net cash used in financing activities	(9,356)	(3,006)

Net Increase in Cash and Cash Equivalents	18,347	16,977
Cash and Cash Equivalents, beginning of period	42,621	19,002

Cash and Cash Equivalents, end of period	$60,968	$35,979

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$31,173	$27,452
Income taxes paid, net	$2,151	$1,885
Liabilities and debt assumed in acquisitions	$401	$435

Noncash Investing and Financing Activities:
Capital lease obligations	$153	$1,355

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

(1) Basis for Consolidation and Reclassifications

Since the equity investors in the physician groups managed by the Company have insignificant capital at risk, lack voting rights, are not obligated to absorb expected losses and do not have the right to receive expected returns, the physician groups are variable interest entities (“VIE’s”). The results of the VIE’s are consolidated with those of the Company because: (1) the Company is the primary beneficiary of the VIE’s and the nominee shareholder of the VIE’s is a related party and de facto agent of the Company, (2) the activities of the VIE’s are significant to the Company, and (3) the Company bears the risk for any losses of the VIE’s.

Certain reclassifications have been made in the 2003 financial statements to conform to the classifications used in 2004. As a result, the amounts reported in the consolidated financial statements of the Company may differ from amounts previously reported in the Company’s Form 10-K for the year ended December 31, 2003 and Form 10-Q for the quarter ended June 30, 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income:
As reported	$3,590	$12,397	$11,763	$19,270
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(304)	(1,193)	(971)	(2,303)

Supplemental pro forma	$3,286	$11,204	$10,792	$16,967

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rates	3.1%	2.3%	3.1%	2.7%
Expected volatility	17.7%	18.4%	17.7%	18.4%
Expected dividend yield	—	—	—	—
Expected weighted average life of options in years	5.0	5.0	5.0	5.0

During April 2004, Concentra Holding granted 300,000 shares of restricted common stock under its 1999 Stock Option and Restricted Stock Purchase Plan that were valued at approximately $4.3 million based upon the market value of the shares at the time of issuance. These restricted stock grants have an exercisable period of ten years from the date of grant and vest upon the earlier of the achievement of certain operating performance levels or seven years following the date of the grant. The Company recorded amortization of $0.1 million in each of the second quarters of 2004 and 2003 and $0.5 million and $0.2 million in the first half of 2004 and 2003, respectively, in connection with the deferred compensation associated with these restricted stock grants and the 2002 restricted stock grants.

(3) Dividend and Other Equity Transactions

Concentra Holding’s board of directors approved in May 2004, the declaration of a $2.70 per share dividend payable on June 8, 2004 to common stockholders of record as of May 24, 2004. This cash dividend totaled $96.0 million. The board of directors also approved the declaration of a $2.70 per share dividend to holders of its deferred share units of record as of May 24, 2004. This deferred dividend totaled $1.3 million and will be paid on a deferred basis when the deferred units become vested to each holder upon consummation of proposed financing transactions.

The Company’s board of directors approved in May 2004 the declaration of a $97.3 million dividend to Concentra Holding, $96.0 million of which was paid to Concentra Holding’s stockholders on May 24, 2004 and $1.3 million of which will be paid on a deferred basis to the holder’s of Concentra Holding’s deferred share units. The Company recorded this dividend as an adjustment to paid-in capital, since the Company had a retained deficit.

Additionally in May 2004, Concentra Holding’s board of directors approved a $2.70 reduction to the exercise price of stock options priced at greater than $14.25 and a $1.20 and $0.63 reduction to the exercise prices of stock options priced at $8.06 and $4.23, respectively. The board of directors also approved a cash payment of $1.50 and $2.07 per option on stock options priced at $8.06 and $4.23, respectively. This cash payment totaled $0.6 million and was recorded as compensation expense in the second quarter of 2004. The Company did not record any additional compensation expense since the intrinsic value of the award did not change and the ratio of the exercise price per share to the market value per share was not reduced.

Concentra Holding’s board of directors granted, effective June 8, 2004, an increase of an additional 0.23 restricted shares for each outstanding restricted share, totaling 124,597 shares of restricted common stock. The Company did not record any additional compensation expense since the intrinsic value of the award did not change. Concentra Holding had 657,597 outstanding restricted shares at June 30, 2004.

Additionally, as prescribed by the warrant agreements, Concentra Holding’s board of directors increased the number of outstanding warrants by an additional 0.23 warrants for each outstanding warrant, which was a total increase of 553,674 warrants. The Company did not recognize an expense for this warrant increase since the fair value of the warrants did not change. Concentra Holding had 2,919,968 warrants outstanding at June 30, 2004. For a further description of the related financing transactions, see “Note 6. Revolving Credit Facility and Long-Term Debt.”

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

(4) Recent Accounting Pronouncements

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

In December 2003, FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), replacing the original interpretation issued in January 2003. FIN 46R requires certain entities to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities. The provisions of FIN 46R must be immediately applied for variable interest entities created after January 31, 2003 and for variable interests in entities commonly referred to as “special purpose entities.” For all other variable interest entities, implementation was required by March 31, 2004. Physician and physical therapy services are provided at the Company’s Health Services centers under management agreements with affiliated physician groups (the “Physician Groups”), which are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers’ patients. The Physician Groups, whose financial statements historically have been consolidated with those of the Company, are considered variable interest entities and will continue to be consolidated.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which supercedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”) and was effective upon issuance. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). While SAB 104 incorporates the guidance prescribed by EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104 and therefore did not have any impact on the Company’s financial statements.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

(5) Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets is comprised of the following (in thousands):

	June 30, 2004	December 31, 2003
Amortized intangible assets, gross:
Customer contracts	$6,190	$6,190
Covenants not to compete	4,305	4,305
Customer lists	3,420	3,420
Servicing contracts	3,293	3,293
Licensing and royalty agreements	285	285

	17,493	17,493
Accumulated amortization of amortized intangible assets:
Customer contracts	(4,112)	(3,342)
Covenants not to compete	(3,235)	(2,628)
Customer lists	(3,274)	(3,141)
Servicing contracts	(878)	(713)
Licensing and royalty agreements	(281)	(229)

	(11,780)	(10,053)

Amortized intangible assets, net	5,713	7,440

Non-amortized intangible assets:
Goodwill	479,122	476,179
Trademarks	154	154

	$484,989	$483,773

The change in the net carrying amount of amortized intangible assets is due to amortization. The net increase in goodwill is primarily related to acquisitions.

The net carrying value of goodwill by operating segment is as follows (in thousands):

	June 30, 2004	December 31, 2003
Health Services	$248,146	$245,203
Network Services	184,902	184,902
Care Management Services	46,074	46,074

	$479,122	$476,179

Amortization expense for intangible assets with finite lives was $0.9 million and $1.0 million for the three months ended June 30, 2004 and 2003, respectively and $1.7 million and $2.0 million for the six months ended June 30, 2004 and 2003, respectively. Estimated amortization expense on intangible assets with finite lives for the five succeeding fiscal years ending December 31 is as follows (in thousands):

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

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

The Company completed its 2003 annual impairment test of goodwill and determined that no impairment existed at July 1, 2003. The results of that test indicated that the estimated fair value of Care Management Services exceeded its carrying amount by approximately 22% at that time. During the twelve months ended June 30, 2004, the operating performance in Care Management Services continued to decline. Although current financial forecasts and operating trends continue to indicate that no impairment existed at June 30, 2004, a non-cash goodwill impairment charge to income may be incurred for this reporting unit in a future period if there is a modest decrease in future earnings. There can be no assurance that the goodwill from this reporting unit will not be impaired during our annual assessment. Further, if the operating performance of this reporting unit continues to decline or other circumstances arise, the Company may incur a charge for the impairment of the goodwill in the Care Management Services reporting unit during a future quarter.

(6) Revolving Credit Facility and Long-Term Debt

The Company’s long-term debt as of June 30, 2004, and December 31, 2003, consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Term loan due 2009	$331,649	$333,325
Incremental term loan due 2009	69,825	—
9 1/8% senior subordinated notes due 2012, net	152,873	—
9 1/2% senior subordinated notes due 2010, net	181,774	181,918
13% senior subordinated notes due 2009	27,579	142,500
Other	111	1,491

	763,811	659,234
Less: Current maturities	(31,651)	(4,841)

Long-term debt, net	$732,160	$654,393

The Company had no revolving credit borrowings at June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004, and December 31, 2003, accrued interest was $11.1 million and $15.6 million, respectively.

In May 2004, the Company completed a cash tender offer and consent solicitation (the “Offer”) for any and all of its 13% senior subordinated notes (the “13% Subordinated Notes”) in which it received tenders and related consents from holders of approximately 80% of its outstanding 13% Subordinated Notes. Additionally, Concentra Holding extended the maturity of its $55.0 million bridge loan from March 31, 2005 to March 31, 2007.

On June 8, 2004, the Company completed a series of transactions that included issuing $155.0 million aggregate principal amount of 9 1/8% senior subordinated notes (the “9 1/8% Subordinated Notes”) due 2012. In addition, the Company completed an amendment to its credit agreement (the “Credit Facility) under which the Company borrowed an additional $70.0 million of term debt. The additional $70.0 million in term loans bears the same covenants and maturity dates as established in the Credit Facility. The Company used the net proceeds of the debt offering and additional term debt borrowings together with cash on hand to: (1) redeem $114.9 million principal amount of its 13% Subordinated Notes and pay $4.7 million of related accrued interest and $9.8 million of call premiums and consent payments, (2) declare a dividend of $97.3 million to Concentra Holding, $96.0 million of which was paid to Concentra Holding’s stockholders and $1.3 million of which will be paid on a deferred basis to the holder’s of Concentra Holding’s deferred share units,

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

(3) pay $7.2 million of associated fees and expenses, and (4) pay $2.5 million of compensatory costs. In connection with these financing transactions, the Company recorded $11.8 million of debt extinguishment costs in the second quarter of 2004 for the write-off of $2.0 million of existing deferred financing fees on the redeemed 13% Subordinated Notes and $9.8 million of call premiums and consent payments on the redeemed 13% Subordinated Notes. Additionally, the Company recorded $2.5 million of compensatory costs related to these financing transactions that it included in general and administrative expenses for the second quarter of 2004. These compensatory costs consisted of $1.9 million of management bonuses and $0.6 million of payments to certain option holders. For a further description of the payments to option holders, see “Note 3. Dividend and Other Equity Transactions.”

In connection with the amendment of the Credit Facility, the Company placed $29.4 million into escrow for the purpose of funding the $27.6 million principal amount and the $1.8 million call premium payments necessary to redeem the untendered portion of its 13% Subordinated Notes in August 2004. In connection with these financing transactions, the Company will record approximately $2.3 million of debt extinguishment costs in the third quarter of 2004 for: (1) the write-off of approximately $0.5 million of remaining deferred financing fees on the 13% Subordinated Notes and (2) $1.8 million of call premium payments. The $29.4 million held in escrow is included in Cash and Cash Equivalents as of June 30, 2004.

As a result of the Company’s positive operating trends and the currently attractive debt market conditions, the Company is considering seeking an amendment to its Credit Facility which, in addition to other terms and conditions, would provide for a reduction in the interest rate on its senior term indebtedness and an extension of its debt maturities by one year. If the Company chooses to proceed with this amendment, it anticipates that it would be completed in the third quarter of 2004.

The Company has its Credit Facility with a consortium of banks, consisting of a $335.0 million term loan facility (the “Term Loan”), an additional $70.0 million term loan (the “Incremental Term Loan) and a $100.0 million revolving loan facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility and term loans bear interest, at the Company’s option, at either (1) the Alternate Base Rate (“ABR”), as defined, plus a margin initially equal to 2.25% for the loans under the Revolving Credit Facility, 2.75% for the Term Loan and 1.75% for the Incremental Term Loan or (2) the reserve-adjusted Eurodollar rate plus a margin initially equal to 3.25% for the loans under the Revolving Credit Facility, 3.75% for the Term Loan and 2.75% for the Incremental Term Loan. The margins for borrowings under the Revolving Credit Facility will be subject to reduction based on changes in the Company’s leverage ratios and certain other performance criteria. The Term Loan matures on June 30, 2009, and requires quarterly principal payments of $0.8 million through June 30, 2008, $47.7 million for each of the following two quarters, $95.5 million on March 31, 2009 and any remaining balance due on June 30, 2009. The Incremental Term Loan also matures on June 30, 2009, and requires quarterly principal payments of $0.2 million through June 30, 2008, $10.0 million for each of the following two quarters, $20.0 million on March 31, 2009 and any remaining balance due on June 30, 2009. The Revolving Credit Facility provides for borrowing up to $100.0 million and matures on August 13, 2008. As part of the June 8, 2004 amendment, the Company was required to pay fees and expenses of $1.2 million to the lenders approving the amendment. The Company capitalized these fees and expenses as deferred financing costs and will amortize them over the remaining life of the Credit Facility.

The Credit Facility contains certain financial compliance ratio tests. A failure to comply with these and other financial compliance ratios could cause an event of default under the Credit Facility that could result in an acceleration of the related indebtedness before the terms of that indebtedness otherwise require the Company to pay that indebtedness. Such an acceleration would also constitute an event of default under the indentures relating to the Company’s 9 1/8% Subordinated Notes, 9 1/2% senior subordinated notes (the “9 1/2% Subordinated Notes”) and 13% Subordinated Notes and could also result in an acceleration of the 9 1/8% Subordinated Notes, the 9 1/2% Subordinated Notes and the 13% Subordinated Notes before the indentures otherwise require the Company to pay the notes. The Credit Facility also contains prepayment requirements that would occur based on certain net asset sales outside the ordinary course of business by the Company, from the proceeds of specified debt and equity issuances by the Company and if the Company has excess cash flow, as defined in the agreement. The Company was not required to make prepayments under these provisions in the first half of 2003 or 2004. However, management anticipates that the Company may meet these requirements in future periods, based upon its financial projections.

On June 8, 2004, the Company issued $155.0 million aggregate principal amount of 9 1/8% Subordinated Notes. The 9 1/8% Subordinated Notes were priced at 98.613% of par to yield 9.375% to maturity. The 9 1/8% Subordinated Notes are

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

general unsecured indebtedness with semi-annual interest payments due on June 1 and December 1 commencing on December 1, 2004. These notes mature on June 1, 2012. At any time prior to June 1, 2007, the Company can redeem, with proceeds from new equity, up to 35% of the aggregate principal amount of the 9 1/8% Subordinated Notes at a redemption price of 109.1% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date. Prior to June 1, 2008, the Company may redeem all, but not less than all, of the 9 1/8% Subordinated Notes at a redemption price of 100.0% of the principal amount of the notes plus the applicable premium, as defined, and accrued and unpaid interest to the redemption date. The Company can also redeem all or part of the 9 1/8% Subordinated Notes on or after June 1, 2008 at 104.6% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, with the redemption premium decreasing annually to 100.0% of the principal amount on June 1, 2010. Upon a change of control, as defined, each holder of the 9 1/8% Subordinated Notes may require the Company to repurchase all or a portion of that holder’s notes at a purchase price of 101.0% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest.

The 9 1/2% Subordinated Notes are general unsecured indebtedness with semi-annual interest payments due on February 15 and August 15 commencing on February 15, 2004. These notes mature on August 15, 2010. At any time prior to August 15, 2006, the Company can redeem, with proceeds from new equity, up to 35% of the aggregate principal amount of the 9 1/2% Subordinated Notes at a redemption price of 109.5% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date. Prior to August 15, 2007, the Company may redeem all, but not less than all, of the 9 1/2% Subordinated Notes at a redemption price of 100.0% of the principal amount of the notes plus the applicable premium, as defined, and accrued and unpaid interest to the redemption date. The Company can also redeem all or part of the 9 1/2% Subordinated Notes on or after August 15, 2007 at 104.8% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, with the redemption premium decreasing annually to 100.0% of the principal amount on August 15, 2009. Upon a change of control, as defined, each holder of the 9 1/2% Subordinated Notes may require the Company to repurchase all or a portion of that holder’s notes at a purchase price of 101.0% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest.

The 13% Subordinated Notes are general unsecured indebtedness with semi-annual interest payments due on February 15 and August 15 commencing on February 15, 2000. As previously described, the Company completed a tender offer and consent solicitation in May 2004. In connection with the Offer, the indenture governing the 13% Subordinated Notes was amended to eliminate substantially all of the restrictive covenants. On June 8, 2004, the Company redeemed the tendered $114.0 million principal amount of its 13% Subordinated Notes and paid a $7.5 million call premium, a $2.3 million consent payment and $4.7 million of accrued interest. In connection with the redemption, the Company recorded debt extinguishment costs in the second quarter of 2004 for the write-off of $2.0 million of existing deferred financing fees and $9.8 million of call premiums and consent payments on the redeemed 13% Subordinated Notes. The Company can redeem the remaining $27.6 million principal balance of the 13% Subordinated Notes on or after August 15, 2004 at 106.5% of the principal amount with the redemption premium decreasing annually to 100.0% of the principal amount on August 15, 2008. The Company has placed $29.4 million into escrow for the purpose of funding the remaining $27.6 million principal amount of the 13% Subordinated Notes and the related $1.8 million call premium in August 2004. Per the terms of the escrow agreement, the Company may only use the escrow funds to redeem the 13% Subordinated Notes and pay related interest and premiums. The Company will record approximately $2.3 million of related debt extinguishment costs for the write-off of approximately $0.5 of remaining deferred financing fees and $1.8 million of call premium payments upon redemption of the remaining 13% Subordinated Notes in the third quarter of 2004.

The Credit Facility, the 9 1/8% Subordinated Notes, the 9 1/2% Subordinated Notes and the 13% Subordinated Notes are guaranteed on a joint and several basis by each and every current wholly-owned subsidiary, the results of which are consolidated in the results of the Company. These guarantees are full and unconditional. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9 1/8% Subordinated Notes, the 9 1/2% Subordinated Notes or the 13% Subordinated Notes. For financial information on guarantor and non-guarantor subsidiaries, see “Note 10. Condensed Consolidating Financial Information.”

The Credit Facility, the 9 1/8% Subordinated Notes and the 9 1/2% Subordinated Notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company’s capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, cross default provisions with other indebtedness of Concentra Operating and Concentra Holding, capital expenditures and changes in control of the Company. Under the Credit Facility, the

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, for the first half of 2004. These ratio tests become more restrictive for future quarters through the first quarter of 2009. The Company’s ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. The Company believes it will be in compliance with the covenants for the next twelve months.

The fair value of the Company’s borrowings under the Credit Facility was $407.1 million and $323.3 million, as of June 30, 2004 and December 31, 2003, respectively. The fair value of the Company’s 9 1/8% Subordinated Notes was $159.8 million at June 30, 2004. The fair value of the Company’s 9 1/2% Subordinated Notes was $193.6 million and $196.5 million at June 30, 2004 and December 31, 2003, respectively. The fair value of the Company’s 13% Subordinated Notes was $29.9 million and $158.9 million at June 30, 2004 and December 31, 2003, respectively. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

(7) Changes in Stockholder’s Equity

In addition to the effects on stockholder’s equity from the Company’s 2004 results of operations that decreased the retained deficit, the Company’s paid-in-capital decreased in 2004 on a year to date basis primarily due to the Company’s declaration of a $97.3 million dividend to Concentra Holding. For a further description of the dividend, see “Note 3. Dividend and Other Equity Transactions.” Additionally, the Company’s paid-in capital increased in 2004 on a year to date basis due to $0.4 million of tax benefits from Concentra Holding and $0.3 million of proceeds from the issuance of Concentra Holding common stock.

(8) Subsequent Event

During August 2004, the Company identified a question regarding its method of accounting for approximately $0.9 million of advances made on behalf of a Canadian case management client. The procedure in question is unique to this client. Upon the completion of its review of this balance, the Company could write-off a significant portion of these advances during the third quarter of 2004. The Company does not believe that this potential adjustment is material to its financial position or results of operations for the quarter or that a change in the manner of recording these transactions will have a material effect on its future financial position or results of operations.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The Company’s unaudited financial data on a segment basis was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Health Services	$144,750	$126,435	$279,007	$244,956
Network Services	73,764	61,781	146,777	123,511
Care Management Services	64,639	72,061	129,262	143,961

	283,153	260,277	555,046	512,428
Gross profit:
Health Services	29,300	25,458	52,064	42,606
Network Services	31,262	25,517	62,723	52,480
Care Management Services	7,830	8,489	15,325	16,723

	68,392	59,464	130,112	111,809
Operating income (loss):
Health Services	21,261	18,147	36,028	28,313
Network Services	21,597	16,010	42,445	33,573
Care Management Services	845	1,545	911	3,372
Corporate general and administrative expenses	(10,122)	(6,721)	(16,971)	(13,505)

	33,581	28,981	62,413	51,753
Interest expense, net	14,060	14,610	27,979	29,154
Gain on change in fair value of hedging arrangements	—	(2,226)	—	(4,413)
Loss on early retirement of debt	11,815	—	11,815	—
Other, net	977	736	1,798	1,383

Income before income taxes	6,729	15,861	20,821	25,629
Provision for income taxes	3,139	3,464	9,058	6,359

Net income	$3,590	$12,397	$11,763	$19,270

(10) Condensed Consolidating Financial Information

As discussed in “Note 6, Revolving Credit Facility and Long-Term Debt,” the 9 1/8% Subordinated Notes, the 9 1/2% Subordinated Notes, the 13% Subordinated Notes and the Credit Facility are unconditionally guaranteed by each and every current wholly-owned subsidiary. Additionally, the Credit Facility is secured by a pledge of stock and assets of each and every wholly-owned subsidiary. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9 1/8% Subordinated Notes, the 9 1/2% Subordinated Notes, the 13% Subordinated Notes or the Credit Facility. Presented below are condensed consolidating balance sheets as of June 30, 2004 and December 31, 2003, the condensed consolidating statements of operations for the three months and six months ended June 30, 2004 and 2003, and the condensed consolidating statements of cash flow for the six months ended June 30, 2004 and 2003 of Concentra Operating (“Parent and Issuer”), guarantor subsidiaries (“Guarantor Subsidiaries”) and the subsidiaries that are not guarantors (“Non-Guarantor Subsidiaries”).

Investments in subsidiaries are accounted for using the equity method of accounting. The financial information for the Guarantor and Non-Guarantor subsidiaries are each presented on a combined basis. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. Intercompany management fees of $1.3 million and $2.5 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the three months and six months ended June 30, 2004, respectively, and intercompany management fees of $1.2 million and $2.3 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the three months and six months ended June 30, 2003, respectively. These amounts are reflected as a reduction of general and administrative expenses for the Guarantor Subsidiaries. Separate financial statements for the Guarantor and Non-Guarantor Subsidiaries are not presented because management believes such financial statements would not be meaningful to investors. All information in the tables below is presented in thousands.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Balance Sheets:

	As of June 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$29,372	$23,315	$8,281	$—	$60,968
Accounts receivable, net	—	169,605	15,465	—	185,070
Prepaid expenses and other current assets	1,108	29,724	1,033	—	31,865

Total current assets	30,480	222,644	24,779	—	277,903

Investment in subsidiaries	823,172	33,051	—	(856,223)	—
Property and equipment, net	—	104,845	6,681	—	111,526
Goodwill and other intangible assets, net	—	459,735	25,254	—	484,989
Other assets	40,622	(18,281)	501	—	22,842

Total assets	$894,274	$801,994	$57,215	$(856,223)	$897,260

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	31,629	22	—	—	31,651
Accounts payable and accrued expenses	11,922	106,729	5,721	—	124,372

Total current liabilities	43,551	106,751	5,721	—	156,023

Long-term debt, net	732,071	89	—	—	732,160
Deferred income taxes and other liabilities	—	29,689	—	19,573	49,262
Intercompany	158,837	(157,707)	(1,130)	—	—

Total liabilities	934,459	(21,178)	4,591	19,573	937,445

Stockholder’s equity (deficit)	(40,185)	823,172	52,624	(875,796)	(40,185)

Total liabilities and stockholder’s equity	$894,274	$801,994	$57,215	$(856,223)	$897,260

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statements of Operations:

	Three Months Ended June 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$260,103	$25,618	$(2,568)	$283,153
Total cost of services	—	196,821	20,508	(2,568)	214,761

Total gross profit	—	63,282	5,110	—	68,392

General and administrative expenses	502	31,642	1,794	—	33,938
Amortization of intangibles	—	873	—	—	873

Operating income (loss)	(502)	30,767	3,316	—	33,581

Interest expense, net	14,121	(45)	(16)	—	14,060
Loss on early retirement of debt	11,815	—	—	—	11,815
Other, net	15	962	—	—	977

Income (loss) before income taxes	(26,453)	29,850	3,332	—	6,729
Provision (benefit) for income taxes	(9,259)	12,398	—	—	3,139

Income (loss) before equity earnings	(17,194)	17,452	3,332	—	3,590
Equity earnings in subsidiaries	(20,784)	—	—	20,784	—

Net income (loss)	$3,590	$17,452	$3,332	$(20,784)	$3,590

	Three Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$242,119	$20,560	$(2,402)	$260,277
Total cost of services	—	187,220	15,995	(2,402)	200,813

Total gross profit	—	54,899	4,565	—	59,464

General and administrative expenses	109	27,826	1,581	—	29,516
Amortization of intangibles	—	965	2	—	967

Operating income (loss)	(109)	26,108	2,982	—	28,981

Interest expense, net	14,583	36	(9)	—	14,610
Gain on change in fair value of hedging arrangements	(2,226)	—	—	—	(2,226)
Other, net	—	736	—	—	736

Income (loss) before income taxes	(12,466)	25,336	2,991	—	15,861
Provision (benefit) for income taxes	(4,363)	7,827	—	—	3,464

Income (loss) before equity earnings	(8,103)	17,509	2,991	—	12,397
Equity earnings in subsidiaries	(20,500)	—	—	20,500	—

Net income (loss)	$12,397	$17,509	$2,991	$(20,500)	$12,397

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Six Months Ended June 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$510,392	$49,606	$(4,952)	$555,046
Total cost of services	—	389,943	39,943	(4,952)	424,934

Total gross profit	—	120,449	9,663	—	130,112
General and administrative expenses	605	62,066	3,305	—	65,976
Amortization of intangibles	—	1,723	—	—	1,723

Operating income (loss)	(605)	56,660	6,358	—	62,413
Interest expense, net	28,058	(53)	(26)	—	27,979
Loss on early retirement of debt	11,815	—	—	—	11,815
Other, net	15	1,783	—	—	1,798

Income (loss) before income taxes	(40,493)	54,930	6,384	—	20,821
Provision (benefit) for income taxes	(14,173)	23,231	—	—	9,058

Income (loss) before equity earnings	(26,320)	31,699	6,384	—	11,763
Equity earnings in subsidiaries	(38,083)	—	—	38,083	—

Net income (loss)	$11,763	$31,699	$6,384	$(38,083)	$11,763

	Six Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$477,601	$39,303	$(4,476)	$512,428
Total cost of services	—	374,005	31,090	(4,476)	400,619

Total gross profit	—	103,596	8,213	—	111,809
General and administrative expenses	223	54,806	3,025	—	58,054
Amortization of intangibles	—	1,997	5	—	2,002

Operating income (loss)	(223)	46,793	5,183	—	51,753
Interest expense, net	29,038	129	(13)	—	29,154
Gain on change in fair value of hedging arrangements	(4,413)	—	—	—	(4,413)
Other, net	—	1,383	—	—	1,383

Income (loss) before income taxes	(24,848)	45,281	5,196	—	25,629
Provision (benefit) for income taxes	(8,697)	15,056	—	—	6,359

Income (loss) before equity earnings	(16,151)	30,225	5,196	—	19,270
Equity earnings in subsidiaries	(35,421)	—	—	35,421	—

Net income (loss)	$19,270	$30,225	$5,196	$(35,421)	$19,270

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows:

	Six Months Ended June 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(10,755)	$48,145	$5,402	$—	$42,792

Investing Activities:
Purchases of property, equipment and other assets	—	(11,805)	(217)	—	(12,022)
Acquisitions, net of cash acquired	—	(2,544)	(523)	—	(3,067)

Net cash used in investing activities	—	(14,349)	(740)	—	(15,089)

Financing Activities:
Proceeds from the issuance of debt	222,850	—	—	—	222,850
Repayments of debt	(116,772)	(1,558)	—	—	(118,330)
Dividend to parent	(96,028)	—	—	—	(96,028)
Payment of deferred financing costs	(7,283)	—	—	—	(7,283)
Payment of early debt retirement costs	(9,781)	—	—	—	(9,781)
Distributions to minority interests	—	(1,056)	—	—	(1,056)
Contribution from issuance of common stock by parent	272	—	—	—	272
Intercompany, net	46,869	(48,520)	1,651	—	—
Receipt (payment) of equity distributions	—	5,199	(5,199)	—	—

Net cash provided by (used in) financing activities	40,127	(45,935)	(3,548)	—	(9,356)

Net Increase (Decrease) in Cash and Cash Equivalents	29,372	(12,139)	1,114	—	18,347
Cash and Cash Equivalents, beginning of period	—	35,454	7,167	—	42,621

Cash and Cash Equivalents, end of period	$29,372	$23,315	$8,281	$—	$60,968

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Six Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(17,592)	$50,358	$5,331	$—	$38,097

Investing Activities:
Purchases of property, equipment and other assets	—	(14,279)	(100)	—	(14,379)
Acquisitions, net of cash acquired	—	(3,735)	—	—	(3,735)

Net cash used in investing activities	—	(18,014)	(100)	—	(18,114)

Financing Activities:
Proceeds from the issuance of debt	—	1,500	—	—	1,500
Repayments of debt	(1,746)	(1,712)	—	—	(3,458)
Distributions to minority interests	—	(1,190)	—	—	(1,190)
Contribution from issuance of common stock by parent	242	—	—	—	242
Other	(100)	—	—	—	(100)
Intercompany, net	19,196	(22,155)	2,959	—	—
Receipt (payment) of equity distributions	—	4,465	(4,465)	—	—

Net cash provided by (used in) financing activities	17,592	(19,092)	(1,506)	—	(3,006)

Net Increase in Cash and Cash Equivalents	—	13,252	3,725	—	16,977
Cash and Cash Equivalents, beginning of period	—	13,060	5,942	—	19,002

Cash and Cash Equivalents, end of period	$—	$26,312	$9,667	$—	$35,979

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

In June 2004, we completed a series of financing transactions that included issuing $155.0 million of 9 1/8% senior subordinated notes due 2012 and amending our credit facility to borrow an additional $70.0 million in incremental term loans. We used the proceeds from the notes and the term loan along with cash on hand to: (1) redeem $114.9 million principal amount of our 13% senior subordinated notes and pay $4.7 million of accrued interest and $9.8 million of call premiums and consent payments, (2) declare a dividend of $97.3 million to our parent company, Concentra Inc., and (3) pay $9.8 million of associated fees, expenses and compensatory costs. These transactions allowed us to lower the interest rate on our debt and Concentra Inc. to pay a dividend to its stockholders. See “Liquidity and Capital Resources” for further discussion of these transactions.

During the second quarter and first half of 2004, due in part to improving national employment trends and increased volumes from new clients, we achieved revenue and earnings growth as compared to the same periods of 2003. Due to the high concentration of our services that relate to the nation’s employed workforce, changes in employment can have a direct influence on the underlying demand for our services.

During the second quarter and first six months of 2004, we achieved an overall revenue growth of over 8% from the same prior year periods due to growth in our Health Services and Network Services business segments, partially offset by a decline in the revenue in our Care Management business segment. Our Health Services segment grew primarily due to increased visits to our centers. Revenue in our Network Services segment continued to grow primarily due to higher comparative group health and workers’ compensation bill review volumes. Revenue in our Care Management Services segment continued to decline in 2004 due in part to the effects of past declines in the national employment rate and the related decline in the number of workplace injuries. Additionally, we experienced revenue declines in our independent medical exams and case management services associated with client referral volume decreases due to integration of acquired operations with our own, increased competition on a regional level and potentially due to a trend by certain insurance company clients to lengthen the amount of time prior to referring cases for independent medical exams and case management services.

Our Health Services and Network Services business segments provide higher gross and operating margins than our Care Management Services business segment. As such, during the second quarter and first half of 2004, our operating profits increased at a greater rate than our revenue growth due primarily to the increases in our revenue from these higher margin segments. While we will continue to seek measures that will minimize our costs of doing business, in future periods our growth in operating earnings may become increasingly dependent on our ability to increase revenue.

During the first half of 2004, we continued our focus on working capital management and on reducing our overall cost of indebtedness. We provided $42.8 million in cash flow from operating activities in the first six months of 2004, which was primarily a result of our positive operating results. Additionally, we reduced our days sales outstanding on accounts receivable (“DSO”) to 59 days as compared to 61 days at the same time in the prior year.

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

Through our Health Services segment (“Health Services”) we treat workplace injuries and perform other occupational healthcare services. Our services at these centers are performed by affiliated primary care physicians, as well as affiliated physical therapists, nurses and other healthcare providers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment and management of work-related injuries and illnesses. Health Services also provides non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. To meet the requirements of large employers whose workforce extends beyond the geographic coverage available to our centers, we have also developed a network of select occupational healthcare providers that use our proprietary technology to benchmark treatment methodologies and outcomes achieved.

Our Network Services segment (“Network Services”) assists insurance companies and other payors in the review and reduction of the bills they receive from medical providers. For these services, we are primarily compensated based on the degree to which we achieve savings for our clients, as well as on a fee per bill or claims basis. This segment includes our specialized preferred provider organization, provider bill repricing and review, out-of-network bill review and first report of injury services.

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

The following table provides certain information concerning our occupational healthcare centers:

	Six Months Ended June 30, 2004	Year Ended December 31,
		2003	2002
Centers at the end of the period(1)	252	250	244
Centers acquired during the period(2)	2	6	3
Centers developed during the period	—	—	1

(1)	Does not include the assets of the centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.
(2)	Represents centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period. We acquired three centers and four centers that were subsequently consolidated into existing centers during the six months ended June 30, 2004 and the year ended December 31, 2002, respectively.

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

The following tables provides the results of operations for the three months and six months ended June 30, 2004 and 2003 ($ in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2004	2003	$	%	2004	2003	$	%
Revenue:
Health Services	$144.8	$126.4	$18.4	14.5%	$279.0	$244.9	$34.1	13.9%
Network Services	73.8	61.8	12.0	19.4%	146.8	123.5	23.3	18.8%
Care Management Services	64.6	72.1	(7.5)	(10.3%)	129.2	144.0	(14.8)	(10.2%)

Total revenue	$283.2	$260.3	$22.9	8.8%	$555.0	$512.4	$42.6	8.3%
Cost of services:
Health Services	$115.5	$101.0	$14.5	14.3%	$226.9	$202.4	$24.5	12.2%
Network Services	42.5	36.2	6.3	17.2%	84.1	71.0	13.1	18.3%
Care Management Services	56.8	63.6	(6.8)	(10.6%)	113.9	127.2	(13.3)	(10.5%)

Total cost of services	$214.8	$200.8	$14.0	6.9%	$424.9	$400.6	$24.3	6.1%
Gross profit:
Health Services	$29.3	$25.5	$3.8	15.1%	$52.1	$42.6	$9.5	22.2%
Network Services	31.3	25.5	5.8	22.5%	62.7	52.5	10.2	19.5%
Care Management Services	7.8	8.5	(0.7)	(7.8%)	15.3	16.7	(1.4)	(8.4%)

Total gross profit	$68.4	$59.5	$8.9	15.0%	$130.1	$111.8	$18.3	16.4%
Gross profit margin:
Health Services	20.2%	20.1%		0.1%	18.7%	17.4%		1.3%
Network Services	42.4%	41.3%		1.1%	42.7%	42.5%		0.2%
Care Management Services	12.1%	11.8%		0.3%	11.9%	11.6%		0.3%

Total gross profit margin	24.2%	22.8%		1.4%	23.4%	21.8%		1.6%

Revenue

The increase in revenue in 2004 was primarily due to growth in our Health Services and Network Services businesses, partially offset by decreased volumes in our Care Management Services business. Total contractual allowances offset against revenue during the second quarters ended June 30, 2004 and 2003 were $18.8 million and $16.6 million, respectively, and were $37.2 million and $30.8 million for the first half of 2004 and 2003, respectively. The increase was primarily due to revenue growth in our Health Services and Network Services businesses.

Health Services. Health Services’ revenue increased primarily due to growth in visits to our centers. Increases in ancillary services, which include our managed prescription program and laboratory services, also contributed to this segment’s revenue growth. The number of total patient visits per day to our centers in the second quarter and first half of 2004 increased 12.9% and 11.8% as compared to the second quarter and first half of 2003, respectively, and increased 10.3% and 9.5%, respectively, on a same-center basis. Our “same-center” comparisons represent all centers that Health Services has operated for the previous two full years and includes the effects of any centers acquired and subsequently consolidated into existing centers. The increase in same-center visits for the second quarter and first half of 2004 from the same periods in 2003 relates primarily to increases in non-injury and non-illness related visits, which increased 16.0% and 15.0% on a same-center basis, respectively. We believe these trends are a result of the improving national employment trends during the first six months of 2004 and the last half of 2003, as well as the efforts of our sales and account management teams. For the second quarters of 2004 and 2003, Health Services derived 71.3% and 71.8%, respectively, of its comparable same-center net revenue from the treatment of work-related injuries and illnesses, and 28.7% and 28.2%, respectively, of its net revenue from non-injury and non-illness related medical services. For the first half of 2004 and 2003, Health Services derived 71.5% and 72.2%, respectively, of its comparable same-center net revenue from the treatment of work-related injuries and illnesses, and 28.5% and 27.8%, respectively, of its net revenue from non-injury and non-illness related medical services. Excluding on-site and ancillary services, injury-related visits constituted 47.0% and 49.6% of same-center visits in the second quarters of 2004 and 2003, respectively, and 47.8% and 50.3% of same-center visits in the first six months of 2004 and 2003, respectively. On a same-center basis, average revenue per visit decreased slightly in the second quarter and first six months of 2004 as compared to the same periods of the prior year, primarily due to a higher percentage of our visits in 2004 being related to pre-employment physical exams, drug screens and other non-injury related visits, as compared to injury-related visits. Our fees for these non-injury services are usually lower than those charged for injury-related services, and as such, our average revenue per visit decreased in the second quarter and first half of 2004 due primarily to this change in visit mix. As hiring trends continue and national employment levels grow, we expect a gradual shift in the growth trends towards work-related injuries and illnesses later in the year. Same-center revenue was $125.9 million and $114.2 million for the second quarter of 2004 and 2003, respectively, while revenue from acquired and developed centers and ancillary services was $18.9 million and $12.2 million for the same respective periods. For the first half of 2004 and 2003, same-center revenue was $243.5 million and $222.3 million, respectively, while revenue from acquired and developed centers and ancillary services was $35.5 million and $22.6 million for the same respective periods.

Network Services. This segment’s revenue increased due to growth in billings for services we provide to payors of workers’ compensation insurance as well as to payors of group health insurance. Increases in our workers’ compensation-based provider bill repricing and review services were the primary contributor to growth in this business segment. As compared to the prior year, our revenue from these services grew by $5.2 million during the quarter and $11.8 million for the year to date. These increases related primarily to the addition of new customer accounts, as well as increased business volumes with existing customers for these lines of business. Additionally, our out-of-network medical providers’ bill review services contributed $4.6 million to this segment’s increased revenue due to growth in the amount of savings achieved through our review of medical charges as compared to the prior year. Results for this segment in the second quarter of 2004 were also aided by approximately $1.9 million of revenue associated with our sale of a software license and associated services to a major property and casualty insurance company. We believe that we could recognize an additional $2.0 million from this sale and its associated services during the remainder of the current year. Although we currently believe this segment will provide comparatively higher rates of growth during coming periods than our other two segments, these rates of growth could decrease depending on our ability to maintain new customer and volume additions at current levels, due to increased price competition and as a result of the recent workers’ compensations fee schedule decreases enacted in the State of California. Growth in our revenue from Network Services could be offset by approximately $5.0 to $7.0 million in the current year due to these fee schedule changes. We believe that the majority of this year over year effect on revenue will occur during the second half of 2004.

Care Management Services. Revenue for our Care Management Services segment decreased due to lower billings. The billing decrease was due primarily to referral declines in our case management and independent medical exams services.

Like our other business segments, we provide a majority of our Care Management Services to clients in the workers’ compensation market. We have experienced declines in referral trends, which we believe primarily relate to the overall drop in nationwide employment and related rates of workplace injuries. Generally, Health Services is the first segment affected by economic downturns and upturns since it sees patients at the time of initial injury. Network Services is the second segment affected because it involves the review of bills generated from injury-related visits. Care Management Services is the final segment to experience the effects of changing injury trends since it generally receives referrals for service a number of months after the initial injury occurs. Accordingly, we believe a primary cause of the decline in revenue experienced in Care Management Services in the second quarter and first half of 2004 from the same periods of 2003 relates to the effects of declines in workplace injuries that we experienced in our Health Services business during the first three quarters of 2003. As we are currently seeing gradual improvements in the relative visit amounts in our Health Services segment, we anticipate that we could experience a similar future recovery in the rates of referrals in Case Management Services based on the degree to which employment trends continue to improve and return to historical rates of growth.

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

Gross Profit

Due primarily to growth in the higher margin Health Services and Network Services business segments, we had a significant increase in gross profit and a modest increase in gross profit margin in the second quarter and first six months of 2004 as compared to the same periods of 2003.

Health Services. The primary factors in Health Services’ gross profit and gross profit margin increases were higher visits, increases in ancillary services and our corresponding utilization of the fixed nature of expenses for our existing center facilities.

Network Services. Network Services’ gross profit increased in the second quarter and first half of 2004 from the same periods of 2003 primarily due to revenue growth and the relatively fixed nature of this segment’s expenses. In coming quarters, we believe that our gross margin percentage for these services will decrease slightly due to the fact that our newer workers’ compensation clients and bill volumes have generally related to our relatively lower margin bill review services and as a result of the change in the California workers’ compensation fee schedule.

Care Management Services. The decrease in the 2004 gross profit was due to reductions in revenue in excess of the declines in costs.

General and Administrative Expenses

General and administrative expenses increased $4.4 million, or 15.0%, in the second quarter of 2004 to $33.9 million from $29.5 million in the second quarter of 2003, or 12.0% and 11.3% as a percentage of revenue for the second quarters of 2004 and 2003, respectively. For the first six months of 2004, general and administrative expenses increased $7.9 million, or 13.6%, to $66.0 million from $58.1 million in the first six months of 2003. The increase in general and administrative expenses during 2004 was primarily due to increased compensation and benefits costs. Our general and administrative personnel costs increased by $6.1 million and $9.9 million for the quarter and year to date, respectively. This increase in personnel costs primarily related to increased headcount and also included $2.5 million of compensatory expenses related to the financing transactions we completed in June 2004. See “Liquidity and Capital Resources” for a further discussion of these transactions.

Interest Expense, Net

Interest expense decreased $0.5 million in the second quarter of 2004 to $14.1 million from $14.6 million in the same period of 2003. For the first six months of 2004 and 2003, interest expense was $28.0 million and $29.2 million, respectively. These decreases were primarily due to the termination of our interest rate collars in August 2003, lower interest rates on borrowings under our credit facility and the redemption of $114.9 million of our 13% senior subordinated notes (the “13% Subordinated Notes”) in June 2004, partially offset by the additional $180.0 million of 9 1/2% senior subordinated notes (the “9 1/2% Subordinated Notes”) issued in the last half of 2003 and the additional $155.0 million aggregate principal amount of 9 1/8% senior subordinated notes (the “9 1/8% Subordinated Notes”) issued in June 2004. As of June 30, 2004, approximately 52.6% of our debt contained floating rates. Rising interest rates would negatively impact our results. See “Liquidity and Capital Resources” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Interest Rate Hedging Arrangements

In 2003 we used interest rate collars to reduce our exposure to variable interest rates and because our previous credit agreement required them. These collars generally provided for certain ceilings and floors on interest payments as the three-month LIBOR rate increased and decreased, respectively. The changes in fair value of this combination of ceilings and floors were recognized each period in earnings. We recorded gains of $2.2 million and $4.4 million in the second quarter and first half of 2003, respectively, related to the change in the fair value of these interest rate collars. The computation of gains and losses was based upon the change in the fair value of our interest rate collar agreements. The earnings impact from the gains and losses resulted in non-cash charges or credits and did not impact cash flows from operations or operating income. There had been periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. In August 2003, we completed a series of refinancing transactions, which included terminating our hedging arrangements. Accordingly, no gains or losses related to hedging arrangements were recorded in the second quarter or first six months of 2004.

Early Retirement of Debt

We redeemed $114.9 million principal amount of our 13% Subordinated Notes in June 2004. In accordance with Statement of Financial Accounting Standards No. (“SFAS”) 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”), we included in income from continuing operations $11.8 million of debt extinguishment costs in the second quarter of 2004. These costs were comprised of $9.8 million of call premiums and consent payments on the redeemed 13% Subordinated Notes and $2.0 million of related existing deferred financing fees. See “Liquidity and Capital Resources” for a further discussion of these transactions.

Provision for Income Taxes

We recorded tax provisions of $3.1 million and $9.1 million in the second quarter and first half of 2004, respectively, which reflected effective tax rates of 46.6% and 43.5%, respectively. For the second quarter and first six months of 2003, we recorded tax provisions of $3.5 million and $6.4 million, respectively, which reflected effective tax rates of 21.8% and 24.8%, respectively. The effective rate differed from the statutory rate primarily due to the impact of state income taxes and the release of the deferred income tax valuation allowance. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate in the last half of 2004.

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

We completed four acquisitions in the first six months of 2004, and two acquisitions in July 2004 in our Health Services segment. We currently believe we will consummate some additional acquisitions of centers in small transactions in our Health Services segment during the last half of 2004.

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

In December 2003, FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), replacing the original interpretation issued in January 2003. FIN 46R requires certain entities to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities. The provisions of FIN 46R must be immediately applied for variable interest entities created after January 31, 2003 and for variable interests in entities commonly referred to as “special purpose entities.” For all other variable interest entities, implementation was required by March 31, 2004. Physician and physical therapy services are provided at our Health Services centers under management agreements with affiliated physician groups (the “Physician Groups”), which are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers’ patients. The Physician Groups, whose financial statements historically have been consolidated with our financial statements, are considered variable interest entities and will continue to be consolidated.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which supercedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”) and was effective upon issuance. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). While SAB 104 incorporates the guidance prescribed by EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104 and therefore did not have any impact on our financial statements.

Liquidity and Capital Resources

In May 2004, we completed a cash tender offer and consent solicitation (the “Offer”) for any and all of our 13% Subordinated Notes in which we received tenders and related consents from holders of approximately 80% of our outstanding 13% Subordinated Notes. In connection with the Offer, we received the consents necessary to approve the proposed amendments to eliminate substantially all of the restrictive covenants in the indenture governing the 13% Subordinated Notes and certain events of default. Additionally, Concentra Holding extended the maturity of its $55.0 million bridge loan from March 31, 2005 to March 31, 2007.

On June 8, 2004, we completed a series of transactions that included issuing $155.0 million aggregate principal amount of 9 1/8% Subordinated Notes due 2012. The 9 1/8% Subordinated Notes were priced at 98.613% of par to yield 9.375% to maturity. In addition, we completed an amendment to our credit agreement (the “Credit Facility) under which we borrowed an additional $70.0 million of term debt. The additional $70.0 million in term loans bears the same covenants and maturity dates as established in the Credit Facility. We used the net proceeds of the debt offering and additional term debt borrowings together with cash on hand to: (1) redeem $114.9 million principal amount of our 13% Subordinated Notes tendered in connection with the Offer and pay $4.7 million of related accrued interest and $9.8 million of call premiums and consent payments, (2) declare a dividend of $97.3 million to our parent corporation, Concentra Inc., $96.0 million of which was paid to Concentra Inc.’s stockholders and $1.3 million of which will be paid on a deferred basis to the holder’s of Concentra Inc.’s deferred share units, (3) pay $7.2 million of associated fees and expenses, and (4) pay $2.5 million of compensatory costs. In connection with these financing transactions, we recorded $11.8 million of debt extinguishment costs in the second quarter of 2004 for the write-off of $2.0 million of existing deferred financing fees on the redeemed 13% Subordinated Notes and $9.8 million of call premiums and consent payments on the redeemed 13% Subordinated Notes. Additionally, we recorded $2.5 million of compensatory costs related to these financing transactions that we included in general and administrative expenses for the second quarter of 2004. These compensatory costs consisted of $1.9 million of management bonuses and $0.6 million of payments to certain option holders.

In connection with the amendment of the Credit Facility, we placed $29.4 million into escrow for the purpose of funding the $27.6 million principal amount and the $1.8 million call premium payments necessary to redeem the untendered portion of our 13% Subordinated Notes in August 2004. In connection with these financing transactions, we will record approximately $2.3 million of debt extinguishment costs in the third quarter of 2004 for: (1) the write-off of approximately $0.5 million of remaining deferred financing fees on the 13% Subordinated Notes and (2) $1.8 million of call premium payments. The $29.4 million held in escrow is included in Cash and Cash Equivalents as of June 30, 2004.

As a result of our positive operating trends and the currently attractive debt market conditions, we are considering seeking an amendment to our Credit Facility which, in addition to other terms and conditions, would provide for a reduction in the interest rate on our senior term indebtedness and an extension of our debt maturities by one year. If we choose to proceed with this amendment, we anticipate that it would be completed in the third quarter of 2004.

Cash Flows from Operating Activities. Cash flows from operating activities provided $42.8 million and $38.1 million for the six months ended June 30, 2004 and 2003, respectively. The increase in cash flows from operating activities in the first half of 2004 as compared to the first half of 2003 was primarily a result of an increased accounts payable and accrued liabilities and decreased prepaid expenses and other assets, partially offset by increased accounts receivable and decreased net income. During the first half of 2004, $5.7 million of cash was provided by changes in working capital, related to increased accounts payable and accrued liabilities of $11.4 million and decreased prepaid expenses and other assets of $8.7 million, partially offset by increased accounts receivable of $14.4 million. The increase in accounts receivable primarily relates to increases in revenue in the first half of 2004. Accounts payable and accrued expenses increased and prepaid expenses and other assets decreased due to the timing of certain payments, including the payment of taxes and employee benefits. During the first half of 2003, $1.6 million of cash was used by changes in working capital, related to increased accounts receivable of $7.3 million and increased prepaid expenses and other assets of $4.9 million, partially offset by increased accounts payable and accrued expenses of $10.6 million. The increase in accounts receivable primarily relates to increases in revenue in the first half of 2003. Prepaid expenses and other assets as well as accounts payable and accrued expenses increased due to the timing of certain payments. One of our financial objectives is to minimize the amount of net working capital necessary for us to operate. We believe that through these efforts, we may be able to generally reduce our overall borrowing requirements. Accordingly, we periodically strive to improve the speed at which we collect our accounts receivable and to maximize the duration of our accounts payable.

Our DSO on accounts receivable was 59 days at June 30, 2004, as compared to 61 days as of June 30, 2003. We calculated DSO based on accounts receivable, net of allowances, divided by the average revenue per day for the prior three months. The decrease in the DSO in the second quarter of 2004 from the second quarter of 2003 was primarily due to increased collections and increased allowances on accounts receivable.

Cash Flows from Investing Activities. In the first six months of 2004, we used net cash of $3.1 million in connection with acquisitions and $12.0 million to purchase property, equipment and other assets, consisting primarily of new computer hardware and software technology. In the first six months of 2003, we used new cash of $3.7 million in connection with acquisitions and $14.4 million to purchase property, equipment and other assets, the majority of which was spent on new computer hardware and software technology, including $1.5 million of software acquired under a capital lease. Given our current rate of growth in our Health Services segment and our perceived opportunities for future expansion of this business, during the latter part of 2004 we anticipate increasing our expenditures for health center relocations, de novo development of health centers, improvements to acquired health centers and renovations. Additionally, in the ordinary course of business we endeavor to fund capital expenditures for various information technology projects that we believe will support our continued growth. Based upon our current estimates, we believe our various information technology expenditures could increase as the year progresses, primarily to support our future growth in the Network Services segment. As a result of these trends in health center and information technology projects, we anticipate that our capital expenditures for the second half of 2004 will increase to an amount greater than that incurred during the first half of the year. In prior years, our capital expenditures have generally been in a range of 3% to 5% of our revenue. Despite the anticipated increases in our expenditures during the second half of the year, we believe that our expenditures for the full year of 2004 will not exceed this range.

Cash Flows from Financing Activities. Cash flows used in financing activities in the first half of 2004 of $9.4 million were primarily due to the previously discussed June 2004 financing transactions. In connection with these financing transactions, we used cash to redeem $114.9 million of our 13% Subordinated Notes, pay a $96.0 million dividend to Concentra Holding, pay $9.8 million of early debt retirement costs and pay $7.3 million of deferred financing costs. We received $152.9 million in net proceeds from the issuance of our 9 1/8% Subordinated Notes and $70.0 million in incremental term loan borrowings under our credit agreement. In the first half of 2004, we also paid $1.9 million on our term loans under our Credit Facility and $1.1 million in distributions to minority interests. Cash flows used in financing activities in the first half of 2003 of $3.0 million were primarily due to payments on debt of $3.5 million and distributions to minority interests of $1.2 million, partially offset by $1.5 million in proceeds from a capital lease. In February 2003, we entered into a five-year capital lease for software. We paid $1.5 million at the lease execution, with the remaining $1.5 million paid in the first quarter of 2004. Additionally, we paid $1.7 million in the first six months of 2003 on our term loans under our credit agreement.

As necessary, we make short-term borrowings under our $100 million revolving credit facility for working capital and other purposes. Given the timing of our expenditures for payroll, interest payments, acquisitions and other significant outlays, our level of borrowing under our revolving credit facility can vary substantially throughout the course of an operating period. Since January 1, 2003, the level of our borrowings under our revolving credit facility has varied in the following manner (in thousands):

Borrowing Level
Quarters Ending	Minimum	Maximum	Average	Ending
March 31, 2003	$—	$9,500	$1,961	$—
June 30, 2003	—	—	—	—
September 30, 2003	—	—	—	—
December 31, 2003	—	—	—	—
March 31, 2004	—	—	—	—
June 30, 2004	—	—	—	—

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Our credit facility requires us to satisfy certain financial covenant ratio requirements including leverage ratios, interest coverage ratios and fixed charge coverage ratios. In the first half of 2004, we were in compliance with our covenants, including our financial covenant ratio tests. The leverage ratio and interest coverage ratio requirements for the quarter ended June 30, 2004, were 5.25 to 1.00 and 2.35 to 1.00, respectively. The leverage ratio and interest coverage ratio requirements become more restrictive in future quarters through the first quarter of 2009 and the fourth quarter of 2008, respectively. Although we currently anticipate achieving these required covenant levels, our ability to be in compliance with these more restrictive ratios will be dependent on our ability to increase cash flows over current levels. At June 30, 2004, we had no borrowings and $17.1 million of letters of credit outstanding under our $100 million revolving credit facility and $401.5 million in term loans outstanding under our credit agreement. Our total indebtedness outstanding was $763.8 million at June 30, 2004.

Our credit facility also contains prepayment requirements that occur based on certain net asset sales outside the ordinary course of business by us, from the proceeds of specified debt and equity issuances by us and if we have excess cash flow, as defined in the agreement. We were not required to make any prepayments under the respective provisions in the first half of 2003 or 2004. However, we anticipate that we may meet these requirements in future periods.

Due to the fact that the majority of our debt maturities do not commence until 2008 and that our current level of cash provided by operating activities exceeds our currently anticipated capital expenditures, occupational healthcare center acquisitions and principal repayment requirements, at this time we currently believe that our cash balances, the cash flow generated from operations and our borrowing capacity under our revolving credit facility will be sufficient to provide for our liquidity needs over the next two years. After that time, absent our continued growth or other changes, our leverage ratio as it currently stands would no longer be sufficient to meet the covenant requirements of our senior credit facility and, in such an event, at that time we could need to request that our lenders amend our covenants or alternatively seek to refinance our outstanding senior indebtedness. If we are confronted by adverse business conditions during the coming two years and our cash flows decline, we could face more immediate pressures on our liquidity that might necessitate us taking actions to amend or refinance our senior indebtedness.

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

We completed our 2003 annual impairment test of goodwill and determined that no impairment existed at July 1, 2003. The results of that test indicated that the estimated fair value of Care Management Services exceeded its carrying amount by approximately 22% at that time. During the twelve months ended June 30, 2004, our operating performance in Care Management Services continued to decline. Although current financial forecasts and operating trends continue to indicate that no impairment existed at June 30, 2004, a non-cash goodwill impairment charge to income may be incurred for this reporting unit in a future period if there is a modest decrease in future earnings. There can be no assurance that the goodwill from this reporting unit will not be impaired during our annual assessment. Further, if the operating performance of this reporting unit continues to decline or other circumstances arise, we may incur a charge for the impairment of the goodwill in the Care Management Services reporting unit during a future quarter.

Prepaid Expenses. During August 2004, we identified a question regarding our method of accounting for approximately $0.9 million of advances made on behalf of a Canadian case management client. The procedure in question is unique to this client. Upon the completion of our review of this balance, we could write-off a significant portion of these advances during the third quarter of 2004. We do not believe that this potential adjustment is material to our financial position or results of operations for the quarter or that a change in the manner of recording these transactions will have a material effect on our future financial position or results of operations.

Industry Developments. Recent litigation between healthcare providers and insurers has challenged the insurers’ claims adjudication practices and reimbursement decisions. Although we are not a party to any of these lawsuits, nor do they involve any of the services we provide, these types of challenges could affect insurers’ use of cost containment services.

Healthcare providers often designate an independent third party to handle communications with healthcare payors regarding provider contracts, commonly referred to as a “messenger model.” Inappropriate uses of the messenger model have recently been the subject of increased antitrust enforcement activity by the Federal Trade Commission and the Department of Justice. We are not involved in any enforcement or other actions regarding our use of the messenger model, and we believe that our use of the messenger model complies with applicable law.

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

PART II.    OTHER INFORMATION

ITEM 5.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 24, 2004, the board of directors of Concentra Operating Corporation (“Concentra Operating”) as previously reported to the Securities and Exchange Commission was re-elected in its entirety. On that date, Concentra Inc. (“Concentra Holding”), as sole stockholder of Concentra Operating, by written consent in lieu of annual meeting of stockholders, voted all of Concentra Operating’s outstanding stock in favor of the re-election of the following persons to serve as the directors of Concentra Operating until the next annual meeting of stockholders: John K. Carlyle, Carlos A. Ferrer, David A. George, D. Scott Mackesy, Steven E. Nelson, Paul B. Queally, Richard J. Sabolik and Daniel J. Thomas. The board of directors of Concentra Operating did not solicit proxies.

Also on June 24, 2004, at the annual meeting of stockholders of Concentra Holding, the board of directors of Concentra Holding as previously reported to the Securities and Exchange Commission was re-elected in its entirety. The board of directors of Concentra Holding did not solicit proxies. At the annual meeting of Concentra Holding:

•	By a vote of 22,565,194 shares in favor, none opposed, none abstaining, the common stockholders of Concentra Holding re-elected the following persons to serve as directors of Concentra Holding until the next annual meeting of stockholders: John K. Carlyle, David A. George, D. Scott Mackesy, Steven E. Nelson, Paul B. Queally, Richard J. Sabolik and Daniel J. Thomas; and

•	By a vote of 2,210,295 shares in favor, none opposed, none abstaining, the Class A common stockholders of Concentra Holding, voting as a separate class, re-elected Carlos A. Ferrer to serve as a director of Concentra Holding until the next annual meeting of stockholders.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.	Description
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith

(b)	Reports on Form 8-K during the quarter ended June 30, 2004:

Form 8-K filed May 4, 2004 reporting under Item 7 and Item 12 the Company’s press release announcing the Company’s financial results for the quarter ended March 31, 2004.

Form 8-K filed May 10, 2004 reporting under Item 7 and Item 9 the Company’s press release announcing the Company’s commencement of a cash tender offer and consent solicitation on it’s 13% senior subordinated notes due 2009.

Form 8-K filed May 10, 2004 reporting under Item 7 and Item 9 the Company’s press release announcing the Company’s consideration of a Rule 144A offering of $150 million principal amount of senior subordinated notes due 2012 and an amendment of its existing credit facility to incur an additional $70 million in term loans.

Form 8-K filed May 10, 2004 reporting under Item 5 and Item 7 announcing Amendment No. 3 to the Bridge Loan Agreement for Concentra Inc., the Company’s parent corporation. This amendment extended the maturity date of the bridge loan from March 31, 2005 to March 31, 2007 and amended certain other provisions.

Form 8-K filed May 24, 2004 reporting under Item 7 and Item 9 the Company’s press release announcing the results of its consent solicitation from holders of its 13% senior subordinated notes due 2009 to amendments to certain covenants and default provisions of the indenture under which the notes were issued.

Form 8-K filed May 26, 2004 reporting under Item 7 and Item 9 the Company’s press release announcing the Company’s pricing of a Rule 144A offering of $155 million aggregate principal amount of 9 1/8% senior subordinated notes due 2012.

Form 8-K filed June 9, 2004 reporting under Item 7 and Item 9 the Company’s press release announcing the Company’s completion of a Rule 144A offering of $155 million aggregate principal amount of 9 1/8% senior subordinated notes due 2012 and the amendment of the Company’s existing credit facility under which the Company borrowed an additional $70 million in term debt.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCENTRA OPERATING CORPORATION

August 16, 2004	By:	/s/ Thomas E. Kiraly

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