Form 10-Q
period 2004-09-30
CONCENTRA OPERATING CORP
filed 2004-11-10
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation. As of November 1, 2004, there were 35,586,512 shares outstanding of Concentra Inc. common stock, none of which were publicly traded. Currently there is no established trading market for these shares.

CONCENTRA OPERATING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONCENTRA OPERATING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,194	$42,621
Accounts receivable, net	184,421	170,444
Prepaid expenses and other current assets	31,676	40,084

Total current assets	263,291	253,149

Property and equipment, net	103,757	120,101
Goodwill and other intangible assets, net	450,315	483,773
Other assets	22,560	17,969

Total assets	$839,923	$874,992

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$—	$—
Current portion of long-term debt	4,037	4,841
Accounts payable and accrued expenses	121,955	130,881

Total current liabilities	125,992	135,722

Long-term debt, net	731,181	654,393
Deferred income taxes and other liabilities	48,424	40,867

Total liabilities	905,597	830,982

Stockholder’s equity:
Common stock	—	—
Paid-in capital	44,420	140,659
Retained deficit	(110,094)	(96,649)

Total stockholder’s equity (deficit)	(65,674)	44,010

Total liabilities and stockholder’s equity	$839,923	$874,992

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Health Services	$156,214	$134,950	$435,221	$379,906
Network Services	69,635	65,368	216,412	188,879
Care Management Services	58,717	68,535	187,979	212,496

Total revenue	284,566	268,853	839,612	781,281

Cost of Services:
Health Services	124,159	108,336	351,102	310,686
Network Services	40,465	35,280	124,519	106,311
Care Management Services	53,682	61,258	167,619	188,496

Total cost of services	218,306	204,874	643,240	605,493

Total gross profit	66,260	63,979	196,372	175,788

General and administrative expenses	32,930	31,883	98,906	89,937
Amortization of intangibles	818	969	2,541	2,971
Loss on impairment of goodwill and long-lived assets	41,682	—	41,682	—

Operating income (loss)	(9,170)	31,127	53,243	82,880

Interest expense, net	14,391	13,790	42,370	42,944
Gain on change in fair value of hedging arrangements	—	(5,456)	—	(9,869)
Loss on early retirement of debt	2,290	7,837	14,105	7,837
Other, net	935	804	2,733	2,187

Income (loss) before income taxes	(26,786)	14,152	(5,965)	39,781
Provision (benefit) for income taxes	(491)	3,653	8,567	10,012

Net income (loss)	$(26,295)	$10,499	$(14,532)	$29,769

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating Activities:
Net income (loss)	$(14,532)	$29,769
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	30,470	33,822
Amortization of intangibles	2,541	2,971
Restricted stock amortization	1,087	317
Loss on impairment of goodwill and long-lived assets	41,682	—
Write-off of deferred financing costs	2,505	7,837
Write-off of fixed assets	209	82
Gain on change in fair value of hedging arrangements	—	(9,869)
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(12,026)	(17,909)
Prepaid expenses and other assets	10,197	(864)
Accounts payable and accrued expenses	9,482	4,416

Net cash provided by operating activities	71,615	50,572

Investing Activities:
Purchases of property, equipment and other assets	(19,226)	(21,104)
Acquisitions, net of cash acquired	(6,794)	(5,094)

Net cash used in investing activities	(26,020)	(26,198)

Financing Activities:
Borrowings (payments) under revolving credit facilities, net	—	—
Proceeds from the issuance of debt	222,850	486,500
Repayments of debt	(146,918)	(339,568)
Dividend to parent	(96,028)	—
Payment of early debt retirement costs	(11,600)	—
Payment of deferred financing costs	(8,595)	(11,135)
Distributions to minority interests	(1,141)	(2,316)
Contribution from issuance of common stock by parent	410	242
Contribution to parent	—	(141,152)
Payment to terminate hedging arrangements	—	(23,603)
Other	—	(100)

Net cash used in financing activities	(41,022)	(31,132)

Net Increase (Decrease) in Cash and Cash Equivalents	4,573	(6,758)
Cash and Cash Equivalents, beginning of period	42,621	19,002

Cash and Cash Equivalents, end of period	$47,194	$12,244

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$47,442	$45,563
Income taxes paid, net	$1,488	$2,656
Liabilities and debt assumed in acquisitions	$1,051	$1,020

Noncash Investing and Financing Activities:
Capital lease obligations	$153	$1,351

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

Certain reclassifications have been made in the 2003 financial statements to conform to the classifications used in 2004. As a result, the amounts reported in the consolidated financial statements of the Company may differ from amounts previously reported in the Company’s Form 10-K for the year ended December 31, 2003 and Form 10-Q for the quarter ended September 30, 2003.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Company’s net income would have been decreased to the following supplemental pro forma net income (loss) amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$(26,295)	$10,499	$(14,532)	$29,769
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(736)	(1,140)	(1,707)	(3,443)

Supplemental pro forma	$(27,031)	$9,359	$(16,239)	$26,326

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rates	3.7%	3.0%	3.5%	2.7%
Expected volatility	17.5%	17.8%	17.5%	17.8%
Expected dividend yield	—	—	—	—
Expected weighted average life of options in years	5.0	5.0	5.0	4.9

During April 2004, Concentra Holding granted 300,000 shares of restricted common stock under its 1999 Stock Option and Restricted Stock Purchase Plan that were valued at approximately $4.3 million based upon the market value of the shares at the time of issuance. These restricted stock grants have an exercisable period of ten years from the date of grant and vest upon the earlier of the achievement of certain operating performance levels or seven years following the date of the grant. The Company recorded amortization of $0.5 million and $0.1 million in the third quarters of 2004 and 2003, respectively, and $1.1 million and $0.3 million in the first three quarters of 2004 and 2003, respectively, in connection with the deferred compensation associated with these restricted stock grants and the 2002 restricted stock grants. In October 2004, the Company accepted the resignation of Frederick C. Dunlap as its President and Chief Operating Officer. In the fourth quarter of 2004, the Company will record a $0.6 million credit to amortization expense for the reversal of the amortization for the cancellation of Mr. Dunlap’s 154,220 restricted shares.

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

Additionally in May 2004, Concentra Holding’s board of directors approved a $2.70 reduction to the exercise price of stock options priced at greater than $14.25 and a $1.20 and $0.63 reduction to the exercise prices of stock options priced at $8.06 and $4.23, respectively. The board of directors also approved a cash payment of $1.50 and $2.07 per option on stock options priced at $8.06 and $4.23, respectively. This cash payment totaled $0.6 million and was recorded as compensation expense in the second quarter of 2004. The Company did not record any additional compensation expense since the intrinsic value of the award did not change and the ratio of the exercise price per share to the market value per share was not reduced. The Company will continue to utilize fixed plan accounting for its outstanding stock options.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

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

Additionally, as prescribed by the warrant agreements, Concentra Holding’s board of directors increased the number of outstanding warrants by an additional 0.23 warrants for each outstanding warrant, which was a total increase of 553,674 warrants. Because the fair value of the outstanding warrants remained consistent before and after the dividend transaction, the Company did not recognize an expense for this warrant increase. Concentra Holding had 2,919,968 warrants outstanding at September 30, 2004. For a further description of the related financing transactions, see “Note 7. Revolving Credit Facility and Long-Term Debt.”

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

In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), replacing the original interpretation issued in January 2003. FIN 46R requires certain entities to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities. The provisions of FIN 46R must be immediately applied for variable interest entities created after January 31, 2003 and for variable interests in entities commonly referred to as “special purpose entities.” For all other variable interest entities, implementation was required by March 31, 2004. Physician and physical therapy services are provided at the Company’s Health Services centers under management agreements with affiliated physician groups (the “Physician Groups”), which are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers’ patients. The Physician Groups, whose financial statements historically have been consolidated with those of the Company, are considered variable interest entities and will continue to be consolidated.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

(5) Impairment of Assets and Other Charges

During the third quarter of 2004, the Company experienced a further decline in the operating performance of its Care Management Services (“CMS”) reporting unit, and a culmination of events led the Company to lower its long-term outlook for this line of its business. The Company’s management believes declines in the performance of this segment have been due in part to the lingering effects of the downturn in the national economy and its corresponding effect on the number of workplace injuries that have become longer-term disability cases. The Company’s management believes these continuing declines in its CMS revenue levels have also been due to regional and local competition and a potential reduction in the reliance by insurers on these types of services, as well as to the effects of its continuing consolidation of operations. During the third quarter, the Company further restructured its CMS reporting unit, closed a primary office that provided independent medical exams (“IME”) services, and terminated the employment of the senior officer responsible for the majority of the operations within its CMS reporting unit. Other key CMS personnel also left the Company during the third quarter, and the Company continued to experience decreases in the number of nurse case managers. Additionally, the Company is currently reviewing its policies and practices relating to nurse case manager services and compensation. The Company anticipates that changes in these areas could further decrease its prospective earnings from the CMS reporting unit. The Company’s management believes these factors could delay the timing and amount of a recovery in revenue growth for this segment.

As a result of the change in the Company’s outlook for its CMS reporting unit, the Company performed an evaluation of its long-lived assets, which include property, plant and equipment as well as its internal use software. In reviewing the long-lived asset values, the Company applied the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Company performed its impairment evaluation of the asset groups at each of CMS’ business units, as these are the lowest levels for which identifiable cash flows are available. In performing the evaluation of the assets of the IME portion of its CMS reporting unit, the Company determined that the total expected future discounted cash flows for this business unit were less than the carrying value of its assets. Accordingly, during the third quarter of 2004, the Company incurred an impairment charge of $5.7 million, which represents the difference between the fair value of the IME long-lived assets and their carrying value. The Company estimates that its future annual depreciation expense will be reduced by approximately $2.1 million for these impaired assets.

In accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company periodically evaluates the carrying value of goodwill and indefinite life intangible assets. The change in the Company’s outlook for the future performance of CMS as well as the departures of key personnel caused a “triggering event” in the third quarter of 2004, which indicated the necessity of a review of the Company’s goodwill pursuant to the provisions of SFAS 142. The goodwill impairment assessment included reviewing its long-term view of the care management market, projections of future cash flows and the estimated fair value of the overall business segment. The Company concluded that an impairment of its goodwill for the CMS reporting unit occurred in the third quarter of 2004.

The first step of the goodwill impairment test was the measurement of the CMS fair value compared to its carrying value. The Company calculated the CMS fair value using discounted cash flows and market comparables. Because the fair value of the Company’s CMS reporting unit was below its carrying value, the Company was required to perform the second step of the impairment test for this reporting unit. The second step involved comparing the implied fair value of the CMS goodwill to the carrying value of that goodwill. This goodwill impairment test resulted in the recognition of a $36.0 million charge, which represents the difference between the fair value of CMS’ goodwill and its carrying value.

On a combined basis, the two impairment charges total $41.7 million and are reflected as a non-cash pre-tax charge to the Company’s operations for the period ending September 30, 2004. The $41.7 million in charges for long-term asset and goodwill impairment discussed above are non-cash and will not result in future cash expenditures or have an impact on the Company’s liquidity or debt covenants. After the recognition of these impairment charges, the Company had $445.3 million of goodwill, with approximately $10.1 million related to the CMS reporting unit at September 30, 2004.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

In the third quarter of 2004, the Company recognized a charge of $1.6 million for costs associated with severance and lease termination costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). These charges arose primarily in connection with the Company’s closure of the CMS Woodbury, New York office in September 2004, which resulted in a reduction in workforce of 34 customer service and support staff positions, of which approximately 26 positions will not be refilled at other locations. Lease termination costs of $1.0 million were recorded for the remaining lease obligation, and severance costs of $0.1 million were recorded for the related employee terminations. The anticipated annual expense savings will be approximately $1.0 million for the net personnel reductions and approximately $0.5 million for the terminated lease. Additional severance costs of $0.5 million were recorded in the third quarter of 2004 in connection with the termination of employment of the senior officer responsible for the majority of operations within CMS and for other terminated CMS employees. The total $1.6 million of severance and lease termination costs are included in Cost of Services for CMS. During the third quarter of 2004, $0.1 million of these severance costs were paid, with $0.5 million of severance and $1.0 million of lease termination liability remaining at September 30, 2004. The majority of the severance costs are expected to be paid within the next three months and the lease termination costs will be paid through the lease expiration in 2006. Additionally, the Company has historically reduced staffing levels as needed to correspond with revenue reductions. All related severance expenses were included in operating expense for the respective periods. Due to the continuing uncertainties and operational reviews that are being conducted within the CMS reporting unit, the Company could incur additional charges in future periods. The timing and amount of any such charges cannot be estimated.

(6) Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets is comprised of the following (in thousands):

	September 30, 2004	December 31, 2003
Amortized intangible assets, gross:
Customer contracts	$6,190	$6,190
Covenants not to compete	4,305	4,305
Customer lists	3,420	3,420
Servicing contracts	3,293	3,293
Licensing and royalty agreements	285	285

	17,493	17,493
Accumulated amortization of amortized intangible assets:
Customer contracts	(4,491)	(3,342)
Covenants not to compete	(3,547)	(2,628)
Customer lists	(3,351)	(3,141)
Servicing contracts	(960)	(713)
Licensing and royalty agreements	(285)	(229)

	(12,634)	(10,053)

Amortized intangible assets, net	4,859	7,440

Non-amortized intangible assets:
Goodwill	445,302	476,179
Trademarks	154	154

	$450,315	$483,773

The change in the net carrying amount of amortized intangible assets is primarily due to amortization. The net decrease in goodwill is primarily related to the $36.0 million impairment of the Company’s Care Management Services reporting unit goodwill in the third quarter of 2004, partially offset by increases related to acquisitions. For a further description of the goodwill impairment, see “Note 5. Impairment of Assets and Other Charges.”

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The net carrying value of goodwill by operating segment is as follows (in thousands):

	September 30, 2004	December 31, 2003
Health Services	$250,334	$245,203
Network Services	184,902	184,902
Care Management Services	10,066	46,074

	$445,302	$476,179

Amortization expense for intangible assets with finite lives was $0.8 million and $1.0 million for the three months ended September 30, 2004 and 2003, respectively and $2.5 million and $3.0 million for the nine months ended September 30, 2004 and 2003, respectively. Estimated amortization expense on intangible assets with finite lives for the five succeeding fiscal years ending December 31 is as follows (in thousands):

2004	$3,232
2005	2,031
2006	483
2007	394
2008	329

SFAS 142 requires the Company to test all existing goodwill and indefinite life intangibles for impairment on a reporting unit basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the component level), discrete financial information is prepared and regularly reviewed by management, and the businesses are not otherwise aggregated due to having certain common characteristics, in which case such component is the reporting unit. The Company uses a fair value approach to test goodwill and indefinite life intangibles for impairment. The Company recognizes an impairment charge for the amount, if any, by which the carrying amount of goodwill and indefinite life intangibles exceeds its fair value. The Company established fair values using projected cash flows. When available and as appropriate, the Company used comparative market multiples to corroborate projected cash flow results.

The Company completed its 2003 annual impairment test of goodwill and determined that no impairment existed at July 1, 2003. The results of that test indicated that the estimated fair value of Care Management Services exceeded its carrying amount by approximately 22% at that time. The Company completed its 2004 annual impairment test of goodwill and determined that no impairment existed at July 1, 2004. The results of that test indicated that the estimated fair value of Care Management Services exceeded its carrying amount by approximately 18% at that time. However, certain “triggering events” occurred in the third quarter of 2004 that indicated the need for an impairment review. The Company completed this impairment review and concluded that an impairment of its goodwill for the Care Management Services reporting unit had occurred. Accordingly, the Company recorded a $36.0 million impairment charge in the third quarter of 2004. For a further discussion of the goodwill impairment, see “Note 5. Impairment of Assets and Other Charges.”

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

(7) Revolving Credit Facility and Long-Term Debt

The Company’s long-term debt as of September 30, 2004, and December 31, 2003, consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Term loan due 2009	$—	$333,325
Term loan due 2010	400,471	—
9 1/8% senior subordinated notes due 2012, net	152,940	—
9 1/2% senior subordinated notes due 2010, net	181,702	181,918
13% senior subordinated notes due 2009	—	142,500
Other	105	1,491

	735,218	659,234
Less: Current maturities	(4,037)	(4,841)

Long-term debt, net	$731,181	$654,393

The Company had no revolving credit borrowings at September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004, and December 31, 2003, accrued interest was $8.3 million and $15.6 million, respectively.

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

On June 8, 2004, the Company completed a series of transactions that included issuing $155.0 million aggregate principal amount of 9 1/8% senior subordinated notes (the “9 1/8% Subordinated Notes”) due 2012. In addition, the Company completed a second amendment to its credit agreement (the “Credit Facility) under which the Company borrowed an additional $70.0 million of term debt. The additional $70.0 million in term loans bears the same covenants and maturity dates as established in the Credit Facility. The Company used the net proceeds of the debt offering and additional term debt borrowings together with cash on hand to: (1) redeem $114.9 million principal amount of its 13% Subordinated Notes and pay $4.7 million of related accrued interest and $9.8 million of call premiums and consent payments, (2) declare a dividend of $97.3 million to Concentra Holding, $96.0 million of which was paid to Concentra Holding’s stockholders and $1.3 million of which will be paid on a deferred basis to the holder’s of Concentra Holding’s deferred share units, (3) pay $7.2 million of associated fees and expenses, and (4) pay $2.5 million of compensatory costs. In connection with these financing transactions, the Company recorded $11.8 million of debt extinguishment costs in the second quarter of 2004 for the of $2.0 million of existing deferred financing fees on the redeemed 13% Subordinated Notes and $9.8 million of call premiums and consent payments on the redeemed 13% Subordinated Notes. Additionally, the Company recorded $2.5 million of compensatory costs related to these financing transactions that it included in general and administrative expenses for the second quarter of 2004. These compensatory costs consisted of $1.9 million of management bonuses and $0.6 million of payments to certain option holders. For a further description of the payments to option holders, see “Note 3. Dividend and Other Equity Transactions.”

In connection with the second amendment of the Credit Facility, the Company placed $29.4 million into escrow for the purpose of funding the $27.6 million principal amount and the $1.8 million call premium payments necessary to redeem the untendered portion of its 13% Subordinated Notes. The Company completed this redemption in August 2004. In connection with these financing transactions, the Company recorded $2.3 million of debt extinguishment costs in the third quarter of 2004 for: (1) the write-off of $0.5 million of remaining deferred financing fees on the 13% Subordinated Notes and (2) $1.8 million of call premium payments. Also in August 2004, the Company completed a third amendment to its Credit Facility to extend its maturity by one year to 2010 and to reduce the effective interest rate on borrowing under that facility. As a part of this amendment, the term loans were combined into a single replacement term loan.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The Company has its Credit Facility with a consortium of banks, consisting of a $401.5 million term loan facility (the “Term Loan”), and a $100.0 million revolving loan facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility and Term Loan bear interest, at the Company’s option, at either (1) the Alternate Base Rate (“ABR”), as defined, plus a margin initially equal to 2.25% for the loans under the Revolving Credit Facility and 1.50% for the Term Loan or (2) the reserve-adjusted Eurodollar rate plus a margin initially equal to 3.25% for the loans under the Revolving Credit Facility and 2.50% for the Term Loan. The margins for borrowings under the Revolving Credit Facility will be subject to reduction based on changes in the Company’s leverage ratios and certain other performance criteria. The Term Loan matures on June 30, 2010, and requires quarterly principal payments of $1.0 million through June 30, 2009, $57.2 million for each of the following two quarters, $114.4 million on March 31, 2010 and any remaining balance due on June 30, 2010. The Revolving Credit Facility provides for borrowing up to $100.0 million and matures on August 13, 2008. As part of the June 2004 amendment, the Company was required to pay fees and expenses of $1.4 million to the lenders approving the amendment and other related expenses. As part of the August 2004 amendment, the Company was required to pay fees and expenses of $1.3 million to the lenders approving the amendment and other related expenses. The Company capitalized these fees and expenses as deferred financing costs and will amortize them over the remaining life of the Credit Facility.

The Credit Facility contains certain financial compliance ratio tests. A failure to comply with these and other financial compliance ratios could cause an event of default under the Credit Facility that could result in an acceleration of the related indebtedness before the terms of that indebtedness otherwise require the Company to pay that indebtedness. Such an acceleration would also constitute an event of default under the indentures relating to the Company’s 9 1/8% Subordinated Notes and 9 1/2% senior subordinated notes (the “9 1/2% Subordinated Notes”) and could also result in an acceleration of the 9 1/8% Subordinated Notes and the 9 1/2% Subordinated Notes before the indentures otherwise require the Company to pay the notes. The Credit Facility also contains prepayment requirements that would occur based on certain net asset sales outside the ordinary course of business by the Company, from the proceeds of specified debt and equity issuances by the Company and if the Company has excess cash flow, as defined in the agreement. The Company was not required to make prepayments under these provisions in the first three quarters of 2003 or 2004. However, management anticipates that the Company may meet these requirements in future periods, based upon its financial projections.

On June 8, 2004, the Company issued $155.0 million aggregate principal amount of 9 1/8% Subordinated Notes. The 9 1/8% Subordinated Notes were priced at 98.613% of par to yield 9.375% to maturity. The 9 1/8% Subordinated Notes are general unsecured indebtedness with semi-annual interest payments due on June 1 and December 1 commencing on December 1, 2004. These notes mature on June 1, 2012. At any time prior to June 1, 2007, the Company can redeem, with proceeds from new equity, up to 35% of the aggregate principal amount of the 9 1/8% Subordinated Notes at a redemption price of 109.1% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date. Prior to June 1, 2008, the Company may redeem all, but not less than all, of the 9 1/8% Subordinated Notes at a redemption price of 100.0% of the principal amount of the notes plus the applicable premium, as defined, and accrued and unpaid interest to the redemption date. The Company can also redeem all or part of the 9 1/8% Subordinated Notes on or after June 1, 2008 at 104.6% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, with the redemption premium decreasing annually to 100.0% of the principal amount on June 1, 2010. Upon a change of control, as defined, each holder of the 9 1/8% Subordinated Notes may require the Company to repurchase all or a portion of that holder’s notes at a purchase price of 101.0% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The 13% Subordinated Notes were general unsecured indebtedness with semi-annual interest payments due on February 15 and August 15 commencing on February 15, 2000. As previously described, the Company completed a tender offer and consent solicitation in May 2004. In connection with the Offer, the indenture governing the 13% Subordinated Notes was amended to eliminate substantially all of the restrictive covenants. On June 8, 2004, the Company redeemed the tendered $114.0 million principal amount of its 13% Subordinated Notes and paid a $7.5 million call premium, a $2.3 million consent payment and $4.7 million of accrued interest. In connection with the redemption, the Company recorded debt extinguishment costs in the second quarter of 2004 for the write-off of $2.0 million of existing deferred financing fees and $9.8 million of call premiums and consent payments on the redeemed 13% Subordinated Notes. On August 16, 2004, the Company redeemed the remaining $27.6 million principal balance of the 13% Subordinated Notes. In connection with this redemption, the Company recorded debt extinguishment costs of $2.3 million in the third quarter of 2004 for the write-off of $0.5 million of remaining deferred financing fees and $1.8 million of call premium payments.

The Credit Facility, the 9 1/2% Subordinated Notes and the 9 1/2% Subordinated Notes are guaranteed on a joint and several basis by each and every current wholly-owned subsidiary, the results of which are consolidated in the results of the Company. These guarantees are full and unconditional. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9 1/2% Subordinated Notes or the 9 1/2% Subordinated Notes. For financial information on guarantor and non-guarantor subsidiaries, see “Note 10. Condensed Consolidating Financial Information.”

The Credit Facility, the 9 1/8% Subordinated Notes and the 9 1/2% Subordinated Notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company’s capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, cross default provisions with other indebtedness of Concentra Operating and Concentra Holding, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, for the first three quarters of 2004. These ratio tests become more restrictive for future quarters through the first quarter of 2009. The Company’s ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. The Company believes it will be in compliance with the covenants for the next twelve months.

The fair value of the Company’s borrowings under the Credit Facility was $404.5 million and $323.3 million, as of September 30, 2004 and December 31, 2003, respectively. The fair value of the Company’s 9 1/8% Subordinated Notes was $167.5 million at September 30, 2004. The fair value of the Company’s 9 1/2% Subordinated Notes was $200.8 million and $196.5 million at September 30, 2004 and December 31, 2003, respectively. The fair value of the Company’s 13% Subordinated Notes was $158.9 million at December 31, 2003. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

(8) Changes in Stockholder’s Equity

In addition to the effects on stockholder’s equity from the Company’s 2004 results of operations that increased the retained deficit, the Company’s paid-in-capital decreased in 2004 on a year to date basis primarily due to the Company’s declaration of a $97.3 million dividend to Concentra Holding. For a further description of the dividend, see “Note 3. Dividend and Other Equity Transactions.” Additionally, the Company’s paid-in capital increased in 2004 on a year to date basis due to $0.6 million of tax benefits from Concentra Holding and $0.4 million of proceeds from the issuance of Concentra Holding common stock.

(9) Segment Information

Operating segments represent components of the Company’s business that are evaluated regularly by key management in assessing performance and resource allocation. The Company’s comprehensive services are organized into the following segments: Health Services, Network Services and Care Management Services.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

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

The Company’s unaudited financial data on a segment basis was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Health Services	$156,214	$134,950	$435,221	$379,906
Network Services	69,635	65,368	216,412	188,879
Care Management Services	58,717	68,535	187,979	212,496

	284,566	268,853	839,612	781,281

Gross profit:
Health Services	32,055	26,614	84,119	69,220
Network Services	29,170	30,088	91,893	82,568
Care Management Services	5,035	7,277	20,360	24,000

	66,260	63,979	196,372	175,788

Operating income (loss):
Health Services	23,679	19,026	59,707	47,339
Network Services	18,203	18,939	60,648	52,512
Care Management Services	(42,799)	173	(41,888)	3,545
Corporate general and administrative expenses	(8,253)	(7,011)	(25,224)	(20,516)

	(9,170)	31,127	53,243	82,880

Interest expense, net	14,391	13,790	42,370	42,944
Gain on change in fair value of hedging arrangements	—	(5,456)	—	(9,869)
Loss on early retirement of debt	2,290	7,837	14,105	7,837
Other, net	935	804	2,733	2,187

Income (loss) before income taxes	(26,786)	14,152	(5,965)	39,781
Provision (benefit) for income taxes	(491)	3,653	8,567	10,012

Net income (loss)	$(26,295)	$10,499	$(14,532)	$29,769

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

(10) Condensed Consolidating Financial Information

As discussed in “Note 7. Revolving Credit Facility and Long-Term Debt,” the 9 1/8% Subordinated Notes, the 9 1/2% Subordinated Notes and the Credit Facility are unconditionally guaranteed by each and every current wholly-owned subsidiary. Additionally, the Credit Facility is secured by a pledge of stock and assets of each and every wholly-owned subsidiary. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9 1/8% Subordinated Notes, the 9 1/2% Subordinated Notes or the Credit Facility. Presented below are condensed consolidating balance sheets as of September 30, 2004 and December 31, 2003, the condensed consolidating statements of operations for the three months and nine months ended September 30, 2004 and 2003, and the condensed consolidating statements of cash flow for the nine months ended September 30, 2004 and 2003 of Concentra Operating (“Parent and Issuer”), guarantor subsidiaries (“Guarantor Subsidiaries”) and the subsidiaries that are not guarantors (“Non-Guarantor Subsidiaries”).

Investments in subsidiaries are accounted for using the equity method of accounting. The financial information for the Guarantor and Non-Guarantor subsidiaries are each presented on a combined basis. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. Intercompany management fees of $1.5 million and $3.9 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the three months and nine months ended September 30, 2004, respectively, and intercompany management fees of $1.1 million and $3.4 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the three months and nine months ended September 30, 2003, respectively. These amounts are reflected as a reduction of general and administrative expenses for the Guarantor Subsidiaries. Separate financial statements for the Guarantor and Non-Guarantor Subsidiaries are not presented because management believes such financial statements would not be meaningful to investors. All information in the tables below is presented in thousands.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Balance Sheets:

	As of September 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$38,742	$8,452	$—	$47,194
Accounts receivable, net	—	168,096	16,325	—	184,421
Prepaid expenses and other current assets	2,984	27,642	1,050	—	31,676

Total current assets	2,984	234,480	25,827	—	263,291

Investment in subsidiaries	808,085	34,359	—	(842,444)	—
Property and equipment, net	—	96,901	6,856	—	103,757
Goodwill and other intangible assets, net	—	425,046	25,269	—	450,315
Other assets	39,942	(17,878)	496	—	22,560

Total assets	$851,011	$772,908	$58,448	$(842,444)	$839,923

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	4,015	22	—	—	4,037
Accounts payable and accrued expenses	9,479	106,571	5,905	—	121,955

Total current liabilities	13,494	106,593	5,905	—	125,992

Long-term debt, net	731,098	83	—	—	731,181
Deferred income taxes and other liabilities	—	27,995	—	20,429	48,424
Intercompany	172,093	(169,848)	(2,245)	—	—

Total liabilities	916,685	(35,177)	3,660	20,429	905,597

Stockholder’s equity (deficit)	(65,674)	808,085	54,788	(862,873)	(65,674)

Total liabilities and stockholder’s equity	$851,011	$772,908	$58,448	$(842,444)	$839,923

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statements of Operations:

	Three Months Ended September 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$263,405	$23,763	$(2,602)	$284,566
Total cost of services	—	202,655	18,253	(2,602)	218,306

Total gross profit	—	60,750	5,510	—	66,260

General and administrative expenses	492	30,495	1,943	—	32,930
Amortization of intangibles	—	818	—	—	818
Loss on impairment of goodwill and long - lived assets	—	41,682	—	—	41,682

Operating income (loss)	(492)	(12,245)	3,567	—	(9,170)

Interest expense, net	14,463	(59)	(13)	—	14,391
Loss on early retirement of debt	2,290	—	—	—	2,290
Other, net	(2)	937	—	—	935

Income (loss) before income taxes	(17,243)	(13,123)	3,580	—	(26,786)
Provision (benefit) for income taxes	(6,035)	5,544	—	—	(491)

Income (loss) before equity earnings	(11,208)	(18,667)	3,580	—	(26,295)
Equity earnings in subsidiaries	15,087	—	—	(15,087)	—

Net income (loss)	$(26,295)	$(18,667)	$3,580	$15,087	$(26,295)

	Three Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$248,542	$22,396	$(2,085)	$268,853
Total cost of services	—	189,199	17,760	(2,085)	204,874

Total gross profit	—	59,343	4,636	—	63,979

General and administrative expenses	104	30,275	1,504	—	31,883
Amortization of intangibles	—	968	1	—	969

Operating income (loss)	(104)	28,100	3,131	—	31,127

Interest expense, net	13,752	42	(4)	—	13,790
Gain on change in fair value of hedging arrangements	(5,456)	—	—	—	(5,456)
Loss on early retirement of debt	7,837	—	—	—	7,837
Other, net	—	804	—	—	804

Income (loss) before income taxes	(16,237)	27,254	3,135	—	14,152
Provision (benefit) for income taxes	(5,683)	9,336	—	—	3,653

Income (loss) before equity earnings	(10,554)	17,918	3,135	—	10,499
Equity earnings in subsidiaries	(21,053)	—	—	21,053	—

Net income (loss)	$10,499	$17,918	$3,135	$(21,053)	$10,499

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Nine Months Ended September 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$773,797	$73,369	$(7,554)	$839,612
Total cost of services	—	592,598	58,196	(7,554)	643,240

Total gross profit	—	181,199	15,173	—	196,372

General and administrative expenses	1,097	92,561	5,248	—	98,906
Amortization of intangibles	—	2,541	—	—	2,541
Loss on impairment of goodwill and long-lived assets	—	41,682	—	—	41,682

Operating income (loss)	(1,097)	44,415	9,925	—	53,243

Interest expense, net	42,521	(112)	(39)	—	42,370
Loss on early retirement of debt	14,105	—	—	—	14,105
Other, net	13	2,720	—	—	2,733

Income (loss) before income taxes	(57,736)	41,807	9,964	—	(5,965)
Provision (benefit) for income taxes	(20,208)	28,775	—	—	8,567

Income (loss) before equity earnings	(37,528)	13,032	9,964	—	(14,532)
Equity earnings in subsidiaries	(22,996)	—	—	22,996	—

Net income (loss)	$(14,532)	$13,032	$9,964	$(22,996)	$(14,532)

	Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$726,143	$61,699	$(6,561)	$781,281
Total cost of services	—	563,204	48,850	(6,561)	605,493

Total gross profit	—	162,939	12,849	—	175,788

General and administrative expenses	327	85,081	4,529	—	89,937
Amortization of intangibles	—	2,965	6	—	2,971

Operating income (loss)	(327)	74,893	8,314	—	82,880

Interest expense, net	42,790	171	(17)	—	42,944
Gain on change in fair value of hedging arrangements	(9,869)	—	—	—	(9,869)
Loss on early retirement of debt	7,837	—	—	—	7,837
Other, net	—	2,187	—	—	2,187

Income (loss) before income taxes	(41,085)	72,535	8,331	—	39,781
Provision (benefit) for income taxes	(14,380)	24,392	—	—	10,012

Income (loss) before equity earnings	(26,705)	48,143	8,331	—	29,769
Equity earnings in subsidiaries	(56,474)	—	—	56,474	—

Net income (loss)	$29,769	$48,143	$8,331	$(56,474)	$29,769

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows:

	Nine Months Ended September 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(21,808)	$84,743	$8,680	$—	$71,615

Investing Activities:
Purchases of property, equipment and other assets	—	(18,425)	(801)	—	(19,226)
Acquisitions, net of cash acquired	—	(6,271)	(523)	—	(6,794)

Net cash used in investing activities	—	(24,696)	(1,324)	—	(26,020)

Financing Activities:
Proceeds from the issuance of debt	222,850	—	—	—	222,850
Repayments of debt	(145,354)	(1,564)	—	—	(146,918)
Dividend to parent	(96,028)	—	—	—	(96,028)
Payment of early debt retirement costs	(11,600)	—	—	—	(11,600)
Payment of deferred financing costs	(8,595)	—	—	—	(8,595)
Distributions to minority interests	—	(1,141)	—	—	(1,141)
Contribution from issuance of common stock by parent	410	—	—	—	410
Intercompany, net	60,125	(60,661)	536	—	—
Receipt (payment) of equity distributions	—	6,607	(6,607)	—	—

Net cash provided by (used in) financing activities	21,808	(56,759)	(6,071)	—	(41,022)

Net Increase (Decrease) in Cash and Cash Equivalents	—	3,288	1,285	—	4,573
Cash and Cash Equivalents, beginning of period	—	35,454	7,167	—	42,621

Cash and Cash Equivalents, end of period	$—	$38,742	$8,452	$—	$47,194

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(36,007)	$79,342	$7,237	$—	$50,572

Investing Activities:
Purchases of property, equipment and other assets	—	(20,990)	(114)	—	(21,104)
Acquisitions, net of cash acquired	—	(5,094)	—	—	(5,094)

Net cash used in investing activities	—	(26,084)	(114)	—	(26,198)

Financing Activities:
Proceeds from the issuance of debt	485,000	1,500	—	—	486,500
Repayments of debt	(337,777)	(1,791)	—	—	(339,568)
Payment of deferred financing costs	(11,135)	—	—	—	(11,135)
Distributions to minority interests	—	(2,316)	—	—	(2,316)
Contribution from issuance of common stock by parent	242	—	—	—	242
Contribution to parent	(141,152)	—	—	—	(141,152)
Payment to terminate hedging arrangements	(23,603)	—	—	—	(23,603)
Other	(100)	—	—	—	(100)
Intercompany, net	64,532	(65,910)	1,378	—	—
Receipt (payment) of equity distributions	—	7,809	(7,809)	—	—

Net cash provided by (used in) financing activities	36,007	(60,708)	(6,431)	—	(31,132)

Net Increase in Cash and Cash Equivalents	—	(7,450)	692	—	(6,758)
Cash and Cash Equivalents, beginning of period	—	13,060	5,942	—	19,002

Cash and Cash Equivalents, end of period	$—	$5,610	$6,634	$—	$12,244

(11) Subsequent Event

Departure of Executive Officer. In October 2004, the Company accepted the resignation of Frederick C. Dunlap as its President and Chief Operating Officer. Daniel J. Thomas, the Company’s Chief Executive Officer and a director of the Company, will assume the role of President. During the fourth quarter of 2004, the Company will incur approximately $1.1 million in severance and benefit expenses in connection with Mr. Dunlap’s departure.

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

Executive Summary

During the third quarter and first three quarters of 2004, due in part to improving national employment trends and increased volumes from new clients, we achieved revenue and earnings growth as compared to the same periods of 2003. Due to the high concentration of our services that relate to the nation’s employed workforce, changes in employment can have a direct influence on the underlying demand for our services.

During the third quarter and first nine months of 2004, we achieved overall revenue growth of 5.8% and 7.5%, respectively, from the same prior year periods due to growth in our Health Services and Network Services business segments, partially offset by a decline in the revenue in our Care Management business segment. Our Health Services segment grew primarily due to increased visits to our centers. Revenue in our Network Services segment continued to grow primarily due to higher comparative group health and workers’ compensation bill review volumes. However, our rate of revenue growth was slowed in part due to the effects of changes made to the workers’ compensation fee schedule in the State of California earlier this year. Revenue in our Care Management Services segment continued to decline in 2004 due in part to the effects of past declines in the national employment rate and the related decline in the number of workplace injuries that have become longer-term disability cases. Additionally, we experienced revenue declines in our independent medical exams and case management services associated with client referral volume decreases due to the effects of our continuing consolidation of operations, increased competition on a regional and local level and due to a potential reduction in the reliance by insurers on independent medical exams and case management services.

In the third quarter of 2004, we experienced a further decline in the operating performance of our Care Management Services reporting unit, and there was a culmination of events that led us to lower the long-term outlook for this line of our business. Accordingly, we performed evaluations of our long-lived assets and goodwill for this reporting unit. Based upon the results of these evaluations, we recorded a total non-cash impairment charge of $41.7 million, which consisted of a $36.0 million goodwill impairment and $5.7 million long-lived asset impairment.

Our Health Services and Network Services business segments provide higher gross and operating margins than does our Care Management Services business segment. In the third quarter of 2004, our Network Services margins decreased as compared to the prior year due primarily to the effects of the California fee schedule change and a shift in the mix of our business to our relatively lower margin bill review services. Consequently, our gross profit for this segment decreased on a quarter over quarter basis. However, our overall gross profit increased 3.6% and 11.7% for the third quarter and first nine months over the same respective prior year periods primarily due to growth in our Health Services segment. While we will continue to seek measures that will minimize our costs of doing business, in future periods our growth in operating earnings may become increasingly dependent on our ability to increase revenue.

In June 2004, we completed a series of financing transactions that included issuing $155.0 million of 9 1/8% senior subordinated notes due 2012 and amending our credit facility to borrow an additional $70.0 million in incremental term loans. We used the proceeds from the notes and the term loan along with cash on hand to: (1) purchase $114.9 million principal amount of our 13% senior subordinated notes, pay $4.7 million of accrued and unpaid interest and pay $9.8 million of tender offer premiums and consent payments, (2) declare a dividend of $97.3 million to our parent company, Concentra Inc., and (3) pay $9.8 million of associated fees, expenses and compensatory costs. These transactions allowed us to lower the interest rate on our debt and Concentra Inc. to pay a dividend to its stockholders.

In August 2004, we redeemed the remaining $27.6 million principal amount of our 13% senior subordinated notes and paid $1.8 million in call premiums. We also completed an additional amendment to our credit facility to extend the maturity by one year to 2010 and to reduce the effective interest rate of borrowing under that facility. See “Liquidity and Capital Resources” for further discussion of these transactions.

During the first three quarters of 2004, we continued our focus on working capital management and on reducing our overall cost of indebtedness. We provided $71.6 million in cash flow from operating activities in the first nine months of 2004, which was primarily a result of our positive operating results. Additionally, we reduced our days sales outstanding on accounts receivable (“DSO”) to 60 days as compared to 64 days at the same time in the prior year.

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

The following table provides certain information concerning our occupational healthcare centers:

	Nine Months Ended September 30,	Year Ended December 31,
	2004	2003	2002
Centers at the end of the period(1)	257	250	244
Centers acquired during the period(2)	7	6	3
Centers developed during the period	—	—	1

(1)	Does not include the centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.
(2)	Represents centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period. We acquired three centers, six centers and four centers that were subsequently consolidated into existing centers during the nine months ended September 30, 2004 and the years ended December 31,2003 and 2002, respectively.

Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

The following tables provides the results of operations for the three months and nine months ended September 30, 2004 and 2003 ($ in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2004	2003	$	%	2004	2003	$	%
Revenue:
Health Services	$156.2	$135.0	$21.2	15.8%	$435.2	$379.9	$55.3	14.6%
Network Services	69.7	65.4	4.3	6.5%	216.4	188.9	27.5	14.6%
Care Management Services	58.7	68.5	(9.8)	(14.3)%	188.0	212.5	(24.5)	(11.5)%

Total revenue	$284.6	$268.9	$15.7	5.8%	$839.6	$781.3	$58.3	7.5%

Cost of services:
Health Services	$124.1	$108.3	$15.8	14.6%	$351.1	$310.7	$40.4	13.0%
Network Services	40.5	35.3	5.2	14.7%	124.5	106.3	18.2	17.1%
Care Management Services	53.7	61.3	(7.6)	(12.4)%	167.6	188.5	(20.9)	(11.1)%

Total cost of services	$218.3	$204.9	$13.4	6.6%	$643.2	$605.5	$37.7	6.2%

Gross profit:
Health Services	$32.1	$26.7	$5.4	20.4%	$84.1	$69.2	$14.9	21.5%
Network Services	29.2	30.1	(0.9)	(3.1)%	91.9	82.6	9.3	11.3%
Care Management Services	5.0	7.2	(2.2)	(30.8)%	20.4	24.0	(3.6)	(15.2)%

Total gross profit	$66.3	$64.0	$2.3	3.6%	$196.4	$175.8	$20.6	11.7%

Gross profit margin:
Health Services	20.5%	19.7%		0.8%	19.3%	18.2%		1.1%
Network Services	41.9%	46.0%		(4.1)%	42.5%	43.7%		(1.2)%
Care Management Services	8.6%	10.6%		(2.0)%	10.8%	11.3%		(0.5)%

Total gross profit margin	23.3%	23.8%		(0.5)%	23.4%	22.5%		0.9%

Revenue

The increase in revenue in 2004 was primarily due to growth in our Health Services and Network Services businesses, partially offset by decreased volumes in our Care Management Services business. Total contractual allowances offset against revenue during the third quarters ended September 30, 2004 and 2003 were $17.0 million and $17.2 million, respectively, and were $54.3 million and $48.1 million for the first three quarters of 2004 and 2003, respectively. The year-to-date increase was primarily due to revenue growth in our Health Services and Network Services businesses.

Health Services. Health Services’ revenue increased primarily due to growth in visits to our centers. Increases in ancillary services, which include our managed prescription program and laboratory services, also contributed to this segment’s revenue growth. The number of total patient visits per day to our centers in the third quarter and first three quarters of 2004 increased 14.5% and 12.7% as compared to the third quarter and first three quarters of 2003, respectively, and increased 8.1% and 9.0%, respectively, on a same-center basis. Our “same-center” comparisons represent all centers that Health Services has operated for the previous two full years and includes the effects of any centers acquired and subsequently consolidated into existing centers. The increase in same-center visits for the third quarter and first three quarters of 2004 from the same periods in 2003 relates primarily to increases in non-injury and non-illness related visits, which increased 12.5% and 14.1% on a same-center basis, respectively. We believe these trends are a result of the improving national employment trends during the first nine months of 2004 and the last half of 2003, as well as the efforts of our sales and account management teams.

For the third quarters of 2004 and 2003, Health Services derived 71.8% and 72.2%, respectively, of its comparable same-center net revenue from the treatment of work-related injuries and illnesses, and 71.6% and 72.2%, respectively, of its net revenue from non-injury and non-illness related medical services. For the first nine months of 2004 and 2003, Health Services derived 28.2% and 27.8%, respectively, of its comparable same-center net revenue from the treatment of work-related injuries and illnesses, and 28.4% and 27.8%, respectively, of its net revenue from non-injury and non-illness related medical services. Excluding on-site and ancillary services, injury-related visits constituted 47.3% and 49.4% of same-center visits in the third quarters of 2004 and 2003, respectively, and 47.6% and 50.0% of same-center visits in the first nine months of 2004 and 2003, respectively. On a same-center basis, average revenue per visit decreased slightly in the third quarter and first nine months of 2004 as compared to the same periods of the prior year, primarily due to a higher percentage of our visits in 2004 being related to pre-employment physical exams, drug screens and other non-injury related visits, as compared to injury-related visits. Our fees for these non-injury services are usually lower than those charged for injury-related services, and as such, our average revenue per visit decreased in the third quarter and first three quarters of 2004 due primarily to this change in visit mix. As hiring trends continue and national employment levels grow, we anticipate that there may be a gradual shift in the growth trends towards work-related injuries and illnesses in the coming year. Same-center revenue was $130.8 million and $121.3 million for the third quarter of 2004 and 2003, respectively, while revenue from acquired and developed centers and ancillary services was $25.4 million and $13.7 million for the same respective periods. For the first three quarters of 2004 and 2003, same-center revenue was $374.3 million and $343.6 million, respectively, while revenue from acquired and developed centers and ancillary services was $60.9 million and $36.3 million for the same respective periods. During the fourth quarter of 2004, our results may be affected by the well-publicized shortage of flu vaccinations. We had approximately $3.6 million in revenue from flu vaccinations in the fourth quarter of 2003, but we do not anticipate any such revenue for the fourth quarter of 2004.

Network Services. This segment’s revenue increased due primarily to growth in billings for services we provide to payors of workers’ compensation and auto insurance as well as to payors of group health insurance. Increases in our workers’ compensation-based provider bill repricing and review services were the primary contributor to the year-to-date growth in this business segment. As compared to the prior year, our revenue from these services grew by $0.6 million during the quarter and $12.4 million for the year to date. Approximately 90% of the year-to-date increase related to the addition of new customer accounts and the remainder to increased business volumes with existing customers for these lines of business. Workers’ compensations fee schedule decreases enacted early this year in the State of California mitigated the growth for these services in the third quarter of 2004 compared to the same period of 2003. Increased revenue for our auto-based provider bill repricing and review services provided increases of $1.6 million and $5.1 million for the third quarter and first nine months of 2004 as compared to the same periods of 2003, respectively. Additionally, our out-of-network medical providers’ bill review services contributed $1.6 million and $8.9 million for the third quarter and first nine months of 2004 to this segment’s increased revenue due to growth in the amount of savings achieved through our review of medical charges as compared to the prior year.

Results for this segment in the third quarter and first nine months 2004 were also aided by approximately $1.3 million and $3.2 million, respectively, of revenue associated with our sale of a software license and associated services to a major property and casualty insurance company in the second quarter of 2004. We believe that we could recognize an additional $1.8 million from this sale and its associated services during the fourth quarter of the current year. Although we currently believe this segment will grow during coming periods, our rate of growth could decrease depending on our ability to maintain new customer and volume additions, due to increased price competition and as a result of the workers’ compensations fee schedule decreases enacted in the State of California earlier this year. Growth in our revenue from Network Services could be offset by approximately $5.0 to $7.0 million in the current year due to these fee schedule changes. We believe that the majority of this year over year effect on revenue will occur during the second half of 2004.

Care Management Services. Revenue for our Care Management Services segment decreased due to lower billings, which were due primarily to referral declines in our case management and independent medical exams services.

Like our other business segments, we provide a majority of our Care Management Services to clients in the workers’ compensation market. We have experienced declines in referral trends, which we believe primarily relate to the overall drop in nationwide employment and related rates of workplace injuries that have become longer-term disability cases. Generally, Health Services is the first segment affected by economic downturns and upturns since it sees patients at the time of initial injury. Network Services is the second segment affected because it involves the review of bills generated from injury-related visits. Care Management Services is the final segment to experience the effects of changing injury trends since it generally receives referrals for service a number of months after the initial injury occurs. Accordingly, we believe one of the causes of the decline in revenue experienced in Care Management Services in the third quarter and first nine months of 2004 from the same periods of 2003 may relate to the effects of declines in workplace injuries that we experienced in our Health Services business during the first three quarters of 2003.

In addition to the economic effects described above, we believe the continuing declines in our Care Management Services revenue levels have also been due to increased regional and local competition and a potential reduction in the reliance by insurers on these types of services, as well as to the effects of our continuing consolidation of operations. During the third quarter, we further reconstructed our Care Management Services business, closed a primary office that provided independent medical exams services and terminated the employment of the senior officer responsible for the majority of the operations within Care Management Services. Other key Care Management Services personnel also left the Company during the third quarter, and we continued to experience decreases in the number of nurse case managers. Additionally, we are currently reviewing our policies and practices relating to nurse case manager services and compensation. We anticipate that changes in these areas could further decrease our prospective earnings from Care Management Services. The foregoing factors could delay the timing and amount of a recovery in the revenue growth from this segment.

Cost of Services

Total cost of services increased due to higher expenses in Health Services and Network Services, partially offset by decreased costs in Care Management Services. The increases in expenses relate primarily to an increase in the number of visits to our health centers and increased business volumes in our workers’ compensation-based provider bill repricing and review services.

The decrease in expenses in our Care Management Services business segment relates primarily to decreased personnel headcounts from cost reduction initiatives and continued focus on expense management. The decrease in expenses for Care Management Services was partially offset by $1.6 million of charges associated with severance for terminated employees of $0.6 million and lease termination costs of $1.0 million. Additionally, we wrote-off $0.9 million of prepaid expenses made on behalf of a Canadian case management client in the third quarter of 2004.

We recognized the $1.6 million for costs associated with severance and lease termination costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). These charges arose primarily in connection with our closure of the CMS Woodbury, New York office in September 2004, which resulted in a reduction in workforce of 34 customer service and support staff positions, of which approximately 26 positions will not be refilled at other locations. The anticipated annual expense savings will be approximately $1.0 million for the net personnel reductions and approximately $0.5 million for the terminated lease. We recorded additional severance costs of $0.5 million in the third quarter of 2004 in connection with the termination of employment of the senior officer responsible for the majority of operations within CMS and for other terminated CMS employees. During the third quarter of 2004, we paid $0.1 million of these severance costs, with $0.5 million of severance and $1.0 million of lease termination liability remaining at September 30, 2004. We expect to pay the majority of the severance costs within the next three months, and the lease termination costs will be paid through the lease expiration in 2006. Additionally, we have historically reduced staffing levels as needed to correspond with revenue reductions. All related severance expenses were included in operating expense for the respective periods. We anticipate that adjustments to staffing levels will continue in future periods as part of the ordinary course of business. We are also currently reviewing our structure and costs within the Care Management Services business and may seek to further restructure this area of our business in future periods. While we will continue to seek ways to minimize our costs in future periods, our prospective cost of services will likely grow in a manner commensurate with our growth in revenue.

Gross Profit

Due primarily to growth in our Health Services segment, we had an increase in gross profit in the third quarter of 2004 from the third quarter of 2003. However, decreases in the gross margins of our Network Services and Care Management Services segments caused a modest decrease in our gross profit margin for the quarter.

On a year-to-date basis, we had an increase in our gross profit in 2004 from the prior year, due primarily to growth in our Health Services and Network Services business segments. Our gross profit margin increased marginally, due to an increase for Health Services, partially offset by decreases in Network Services and Care Management Services.

Health Services. The primary factors in Health Services’ gross profit and gross profit margin increases were higher visits, increases in ancillary services and our corresponding utilization of the fixed nature of expenses for our existing center facilities.

Network Services. Network Services’ gross profit and gross profit margin decreased in the third quarter of 2004 from the third quarter of 2003 due to the fact that our newer workers’ compensation clients and bill volumes have generally related to our relatively lower margin bill review services and as a result of the change in the California workers’ compensation fee schedule. On a year-to-date basis, Network Services’ gross profit increased while its gross profit margin decreased. The gross profit increase was primarily due to revenue growth. In coming quarters, we believe that our gross margin percentage for these services will continue to decrease slightly due to the shift in our mix to lower margin bill review services and as a result of the change in the California workers’ compensation fee schedule.

Care Management Services. The decrease in the 2004 gross profit was primarily due to reductions in revenue in excess of the declines in costs. Additionally, the third quarter 2004 severance and lease termination costs, as well as the write-off of Canadian prepaid expenses, negatively impacted this segment’s results.

General and Administrative Expenses

General and administrative expenses increased $1.0 million, or 3.3%, in the third quarter of 2004 to $32.9 million from $31.9 million in the third quarter of 2003, or 11.6% and 11.9% as a percentage of revenue for the third quarters of 2004 and 2003, respectively. For the first nine months of 2004, general and administrative expenses increased $9.0 million, or 10.0%, to $98.9 million from $89.9 million in the first nine months of 2003. The increase in general and administrative expenses during 2004 was primarily due to increased personnel costs, which increased by $1.1 million and $11.0 million for the quarter and year to date, respectively. This increase in personnel costs primarily related to increased headcount, costs related to our compliance efforts with the Sarbanes-Oxley Act of 2002 and the year-to-date increase included $2.5 million of compensatory expenses related to the financing transactions we completed in June 2004. See “Liquidity and Capital Resources” for a further discussion of these transactions.

Loss on Impairment of Goodwill and Long-Lived Assets

As discussed above, we experienced a further decline in the operating performance of our Care Management Services (“CMS”) reporting unit during the third quarter of 2004, and a culmination of events led us to lower the long-term outlook for this line of our business. As a result of the change in our outlook for our CMS reporting unit, we performed an evaluation of our long-lived assets, which include property, plant and equipment as well as our internal use software. In reviewing the long-lived asset values, we applied the provisions of Statement of Financial Accounting Standards No. (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). We performed our impairment evaluation of the asset groups at each of CMS’ business units, as these are the lowest levels for which identifiable cash flows are available. In performing the evaluation of the assets of the IME portion of our CMS reporting unit, we determined that the total expected future discounted cash flows for this business unit were less than the carrying value of its assets. Accordingly, during the third quarter of 2004, we incurred an impairment charge of $5.7 million, which represents the difference between the fair value of the independent medical exams services long-lived assets and their carrying value. We estimate that our future annual depreciation expense will be reduced by approximately $2.1 million for these impaired assets.

In accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), we periodically evaluate the carrying value of goodwill and indefinite life intangible assets. The change in our outlook for the future performance of CMS as well as the departures of key personnel caused a “triggering event” in the third quarter of 2004, which indicated the necessity of a review of our goodwill pursuant to the provisions of SFAS 142. The goodwill impairment assessment included reviewing our long-term view of the care management market, projections of future cash flows and the estimated fair value of the overall business segment. We concluded that an impairment of our goodwill for the CMS reporting unit occurred in the third quarter of 2004.

The first step of the goodwill impairment test was the measurement of the CMS fair value compared to its carrying value. We calculated the CMS fair value using discounted cash flows and market comparables. Because the fair value of our CMS reporting unit was below its carrying value, we were required to perform the second step of the impairment test for this reporting unit. The second step involved comparing the implied fair value of our CMS goodwill to the carrying value of that goodwill. This goodwill impairment test resulted in the recognition of a $36.0 million charge, which represents the difference between the fair value of CMS’ goodwill and its carrying value.

On a combined basis, the two impairment charges total $41.7 million and are reflected as a non-cash pre-tax charge to our operations for the period ending September 30, 2004. The $41.7 million in charges for long-term asset and goodwill impairment discussed above are non-cash and will not result in future cash expenditures or have an impact on our liquidity or debt covenants. After the recognition of these impairment charges, we had $445.3 million of goodwill, with approximately $10.1 million related to the CMS reporting unit at September 30, 2004. Due to the continuing uncertainties and operational reviews that are being conducted within Care Management Services, we could incur additional charges in future periods. We cannot currently estimate the timing and amount of any such charges.

Although our outlook for this reporting unit has been lowered, we have traditionally reduced its cost structure commensurate with declines in business volumes. To the extent CMS’ volumes decline in the future, we would seek to further reduce the primarily variable cost structure of this business unit. CMS represents a relatively small percentage of the Company’s operating income and cash flows. We believe further reduction in CMS’ business volumes would not have a significant adverse impact on our overall operating results, cash flows or financial position.

Interest Expense, Net

Interest expense increased $0.6 million in the third quarter of 2004 to $14.4 million from $13.8 million in the same period of 2003. For the first nine months of 2004 and 2003, interest expense was $42.4 million and $42.9 million, respectively. The increase in the third quarter of 2004 from the same period in 2003 was primarily due to the additional $180.0 million of 9 1/2% senior subordinated notes (the “9 1/2% Subordinated Notes”) issued in the last half of 2003, the additional $155.0 million aggregate principal amount of 9 1/8% senior subordinated notes (the “9 1/8% Subordinated Notes”) issued in June 2004 and the $70 million term loan increase in June 2004, partially offset by the termination of our interest rate collars in August 2003 and the redemption of the remaining $142.5 million of our 13% senior subordinated notes (the “13% Subordinated Notes”) in June and August 2004.

On a year-to-date basis, the 2004 decrease was primarily due to the termination of our interest rate collars in August 2003 and the redemption of our 13% Subordinated Notes in June and August 2004, partially offset by the additional 9 1/2% Subordinated Notes issued in the last half of 2003 and the additional 9 1/8% Subordinated Notes issued in June 2004. As of September 30, 2004, approximately 54.5% of our debt contained variable interest rates. Rising interest rates would negatively impact our results. See “Liquidity and Capital Resources” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Interest Rate Hedging Arrangements

In 2003 we used interest rate collars to reduce our exposure to variable interest rates and because our previous credit agreement required them. These collars generally provided for certain ceilings and floors on interest payments as the three-month LIBOR rate increased and decreased, respectively. The changes in fair value of this combination of ceilings and floors were recognized each period in earnings. We recorded gains of $5.5 million and $9.9 million in the third quarter and first nine months of 2003, respectively, related to the change in the fair value of these interest rate collars. The computation of gains and losses was based upon the change in the fair value of our interest rate collar agreements. The earnings impact from the gains and losses resulted in non-cash charges or credits and did not impact cash flows from operations or operating income. There had been periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. In August 2003, we completed a series of refinancing transactions, which included terminating our hedging arrangements. Accordingly, no gains or losses related to hedging arrangements were recorded in the third quarter or first nine months of 2004.

Early Retirement of Debt

We redeemed $114.9 million principal amount of our 13% Subordinated Notes in June 2004 and the remaining $27.6 million principal amount of our 13% Subordinated Notes in August 2004. In accordance with SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”), we included in income from continuing operations $2.3 million and $14.1 million of debt extinguishment costs in the third quarter and first nine months of 2004, respectively. The third quarter costs were comprised of $1.8 million of call premiums on the redeemed notes and $0.5 million of related existing deferred financing fees. The year-to-date costs were comprised of $11.6 million of call premiums and consent payments on the redeemed notes and $2.5 million of related existing deferred financing fees. See “Liquidity and Capital Resources” for a further discussion of these transactions.

Provision (Benefit) for Income Taxes

We recorded a tax benefit of $0.5 million in the third quarter of 2004 and a tax provision of $8.6 million in the first three quarters of 2004, which reflected effective tax rates of 1.8% and (143.6%), respectively. For the third quarter and first nine months of 2003, we recorded tax provisions of $3.7 million and $10.0 million, respectively, which reflected effective tax rates of 25.8% and 25.2%, respectively. The 2004 effective rate differed from the statutory rate primarily due to the impact of state taxes, the impairment of goodwill in the third quarter of 2004 and other permanent differences. The 2003 effective rate differed from the statutory rate primarily due to the impact of state taxes, the release of the deferred income tax valuation allowance and other permanent differences. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate in the last quarter of 2004.

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

We completed six acquisitions in the first nine months of 2004 in our Health Services segment. We currently believe we will consummate some additional acquisitions of centers in small transactions in our Health Services segment during the last quarter of 2004.

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

In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), replacing the original interpretation issued in January 2003. FIN 46R requires certain entities to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities. The provisions of FIN 46R must be immediately applied for variable interest entities created after January 31, 2003 and for variable interests in entities commonly referred to as “special purpose entities.” For all other variable interest entities, implementation was required by March 31, 2004. Physician and physical therapy services are provided at our Health Services centers under management agreements with affiliated physician groups (the “Physician Groups”), which are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers’ patients. The Physician Groups, whose financial statements historically have been consolidated with our financial statements, are considered variable interest entities and will continue to be consolidated.

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

Liquidity and Capital Resources

In May 2004, we completed a cash tender offer and consent solicitation (the “Offer”) for any and all of our 13% Subordinated Notes. We received tenders and related consents from holders of approximately 80% of our outstanding 13% Subordinated Notes. In connection with the Offer, we received the consents necessary to approve the proposed amendments to eliminate substantially all of the restrictive covenants in the indenture governing the 13% Subordinated Notes and certain events of default. Additionally, Concentra Holding extended the maturity of its $55.0 million bridge loan from March 31, 2005 to March 31, 2007.

In June 2004, we completed a series of transactions that included issuing $155.0 million aggregate principal amount of 9 1/8% Subordinated Notes due 2012. The 9 1/8% Subordinated Notes were priced at 98.613% of par to yield 9.375% to maturity. In addition, we completed a second amendment to our credit agreement (the “Credit Facility) under which we borrowed an additional $70.0 million of term debt. The additional $70.0 million in term loans bears the same covenants and maturity dates as established in the Credit Facility. We used the net proceeds of the debt offering and additional term debt borrowings together with cash on hand to: (1) purchase $114.9 million principal amount of our 13% Subordinated Notes tendered in connection with the Offer, pay $4.7 million of related accrued and unpaid interest and $9.8 million of tender offer premiums and consent payments, (2) declare a dividend of $97.3 million to our parent, Concentra Inc., $96.0 million of which was paid to Concentra Inc.’s stockholders and $1.3 million of which will be paid on a deferred basis to the holder’s of Concentra Inc.’s deferred share units, (3) pay $7.2 million of associated fees and expenses, and (4) pay $2.5 million of compensatory costs. In connection with these financing transactions, we recorded $11.8 million of debt extinguishment costs in the second quarter of 2004 for the write-off of $2.0 million of existing deferred financing fees on the redeemed 13% Subordinated Notes and $9.8 million of call premiums and consent payments on the redeemed 13% Subordinated Notes. Additionally, we recorded $2.5 million of compensatory costs related to these financing transactions that we included in general and administrative expenses for the second quarter of 2004. These compensatory costs consisted of $1.9 million of management bonuses and $0.6 million of payments to certain option holders.

In connection with the second amendment of the Credit Facility, we placed $29.4 million into escrow for the purpose of funding the $27.6 million principal amount and the $1.8 million call premium payments necessary to redeem the untendered portion of our 13% Subordinated Notes. We completed this redemption in August 2004. In connection with these financing transactions, we recorded approximately $2.3 million of debt extinguishment costs in the third quarter of 2004 for: (1) the write-off of approximately $0.5 million of remaining deferred financing fees on the 13% Subordinated Notes and (2) $1.8 million of call premium payments. Also in August 2004, we completed a third amendment to our Credit Facility to extend its maturity by one year to 2010 and to reduce the effective interest rate of borrowing under that facility. As a part of this amendment, the term loans were combined into a single replacement term loan.

Cash Flows from Operating Activities. Cash flows from operating activities provided $71.6 million and $50.6 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in cash flows from operating activities in the first nine months of 2004 as compared to the first nine months of 2003 was primarily a result of favorable changes in working capital. During the first nine months of 2004, $7.7 million of cash was provided by changes in working capital, related to increased accounts payable and accrued liabilities of $9.5 million and decreased prepaid expenses and other assets of $10.2 million, partially offset by increased accounts receivable of $12.0 million. The increase in accounts receivable primarily relates to increases in revenue in the first nine months of 2004. Accounts payable and accrued expenses increased and prepaid expenses and other assets decreased due to the timing of certain payments, including the payment of taxes and employee benefits. During the first nine months of 2003, $14.4 million of cash was used by changes in working capital, related to increased accounts receivable of $17.9 million and increased prepaid expenses and other assets of $0.9 million, partially offset by increased accounts payable and accrued expenses of $4.4 million. The increase in accounts receivable primarily relates to increases in revenue in the first nine months of 2003. Prepaid expenses and other assets as well as accounts payable and accrued expenses increased due to the timing of certain payments. One of our financial objectives is to minimize the amount of net working capital necessary for us to operate. We believe that through these efforts, we may be able to generally reduce our overall borrowing requirements. Accordingly, we periodically strive to improve the speed at which we collect our accounts receivable and to maximize the duration of our accounts payable.

Our DSO on accounts receivable was 60 days at September 30, 2004, as compared to 64 days as of September 30, 2003. We calculated DSO based on accounts receivable, net of allowances, divided by the average revenue per day for the prior three months. The decrease in the DSO in the third quarter of 2004 from the third quarter of 2003 was primarily due to increased collections on accounts receivable.

Cash Flows from Investing Activities. In the first nine months of 2004, we used net cash of $6.8 million in connection with acquisitions and $19.2 million to purchase property, equipment and other assets, consisting primarily of new computer hardware and software technology. In the first nine months of 2003, we used new cash of $5.1 million in connection with acquisitions and $21.1 million to purchase property, equipment and other assets, the majority of which was spent on new computer hardware and software technology, including $1.5 million of software acquired under a capital lease. Given our current rate of growth in our Health Services segment and our perceived opportunities for future expansion of this business, during the last quarter of 2004 we anticipate increasing our expenditures for health center relocations, de novo development of health centers, improvements to acquired health centers and renovations. Additionally, in the ordinary course of business we endeavor to fund capital expenditures for various information technology projects that we believe will support our continued growth. Based upon our current estimates, we believe our various information technology expenditures could increase in coming quarters, primarily to support our future growth in the Network Services segment. As a result of these trends in health center and information technology projects, we anticipate that our capital expenditures for the last quarter of 2004 will increase to an amount greater than that incurred during the preceding quarters of the year. In prior years, our capital expenditures have generally been in a range of 3% to 5% of our revenue. Despite the anticipated increases in our expenditures during the last quarter of the year, we believe that our expenditures for the full year of 2004 will not exceed this range.

Cash Flows from Financing Activities. Cash flows used in financing activities in the first three quarters of 2004 of $41.0 million were primarily due to the previously discussed June and August 2004 financing transactions. In connection with these financing transactions, we used cash to redeem $142.5 million of our 13% Subordinated Notes, pay a $96.0 million dividend to Concentra Holding, pay $11.6 million of early debt retirement costs and pay $8.6 million of deferred financing costs. We received $152.9 million in net proceeds from the issuance of our 9 1/8% Subordinated Notes and $70.0 million in incremental term loan borrowings under our credit agreement. In the first nine months of 2004, we also paid $2.9 million on our term loans under our Credit Facility and $1.1 million in distributions to minority interests. Cash flows used in financing activities in the first nine months of 2003 of $31.1 million were primarily due to payments on debt of $339.6 million, transfer of $141.5 million to Concentra Inc., $23.6 million in payments to terminate hedging arrangements, $11.1 million of payments of deferred financing costs and distributions to minority interests of $2.6 million, partially offset by $486.5 million in proceeds from the issuance of debt. These activities primarily related to the refinancing transactions in August 2003. Included in the $486.5 million in proceeds from the issuance of debt was $1.5 million in proceeds from a capital lease. In February 2003, we entered into a five-year capital lease for certain software. We paid $1.5 million at the lease execution, with the remaining $1.5 million paid in the first quarter of 2004.

As necessary, we make short-term borrowings under our credit facility for working capital and other purposes. Given the timing of our expenditures for payroll, interest payments, acquisitions and other significant outlays, our level of borrowing under our revolving credit facility can vary substantially throughout the course of an operating period. Since January 1, 2003, the level of our borrowings under our revolving credit facility has varied in the following manner (in thousands):

Quarters Ending	Borrowing Level
	Minimum	Maximum	Average	Ending
March 31, 2003	$—	$9,500	$1,961	$—
June 30, 2003	—	—	—	—
September 30, 2003	—	—	—	—
December 31, 2003	—	—	—	—
March 31, 2004	—	—	—	—
June 30, 2004	—	—	—	—
September 30, 2004	—	—	—	—

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Senior Credit Facility. Our credit facility requires us to satisfy certain financial covenant ratio requirements including leverage ratios, interest coverage ratios and fixed charge coverage ratios. In the first three quarters of 2004, we were in compliance with our covenants, including our financial covenant ratio tests. The leverage ratio and interest coverage ratio requirements for the quarter ended September 30, 2004, were 5.25 to 1.00 and 2.35 to 1.00, respectively. The leverage ratio and interest coverage ratio requirements become more restrictive in future quarters through the first quarter of 2009 and the fourth quarter of 2008, respectively. Although we currently anticipate achieving these required covenant levels, our ability to be in compliance with these more restrictive ratios will be dependent on our ability to increase cash flows over current levels. At September 30, 2004, we had no borrowings and $17.7 million of letters of credit outstanding under our $100 million revolving credit facility and $400.5 million in outstanding term loan under our credit agreement. Our total indebtedness outstanding was $735.2 million at September 30, 2004.

Our credit facility also contains prepayment requirements that occur based on certain net asset sales outside the ordinary course of business by us, from the proceeds of specified debt and equity issuances by us and if we have excess cash flow, as defined in the agreement. We were not required to make any prepayments under the respective provisions in the first three quarters of 2003 or 2004. However, we anticipate that we may meet these requirements in future periods.

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

Other Considerations

Departure of Executive Officer. In October 2004, we accepted the resignation of Frederick C. Dunlap as our President and Chief Operating Officer. Daniel J. Thomas, our Chief Executive Officer and a director of Concentra, will assume the role of President of our company. During the fourth quarter, we will incur approximately $1.1 million in severance and benefit expenses in connection with Mr. Dunlap’s departure.

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

CONCENTRA OPERATING CORPORATION

November 10, 2004	By:	/s/ Thomas E. Kiraly
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