Form 10-K
period 2004-12-31
CONCENTRA OPERATING CORP
filed 2005-03-31
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

5080 Spectrum Drive, Suite 1200 West
Addison, Texas	75001
(address of principal executive offices)	(Zip Code)

(972) 364-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

9 1/2% Senior Subordinated Notes Due 2010

Guarantees of Senior Subordinated Notes Due 2010

9 1/8% Senior Subordinated Notes Due 2012

Guarantees of Senior Subordinated Notes Due 2012

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

The registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation. As of March 1, 2005, there were 35,589,512 shares outstanding of Concentra Inc. common stock, none of which were publicly traded. Currently there is no established trading market for these shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

CONCENTRA OPERATING CORPORATION

FORM 10-K

Fiscal Year Ended December 31, 2004

FORWARD-LOOKING INFORMATION

Our disclosure and analysis in this report, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Wherever possible, we have identified these “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”)) by words and phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions.

Although we believe that these forward-looking statements reasonably reflect our plans, intentions, and expectations, we can give no assurance that we will achieve these plans, intentions, and expectations. Any or all forward-looking statements in this report may turn out to be wrong. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we currently believe may affect our financial condition, results of operations, business strategy, and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties, and assumptions, including the risks, uncertainties, and assumptions described under the headings in Item 1, “Business,” including “Risk Factors.”

Because we are subject to these risks and uncertainties, and for the other reasons described above, we caution readers not to place undue reliance on the forward-looking statements we make. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained throughout this report. Other than as required by law, our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

General

Concentra Operating Corporation, a Nevada corporation (“Concentra Operating” or the “Company”), was formed in 1997 in connection with the merger of CRA Managed Care, Inc. and OccuSystems, Inc., and is a direct subsidiary of Concentra Inc. (“Concentra Holding”). References to “we,” “us,” and “our” refer to Concentra Holding, Concentra Operating, and Concentra Operating’s subsidiaries. We are a leading provider of workers’ compensation and other occupational healthcare services in the United States. We offer our customers a broad range of services designed to improve patient recovery and to reduce the total cost of healthcare. In 2004, we serviced over 5.9 million patient visits, reviewed and repriced over $14.0 billion in medical bills, and managed or reviewed over 301,000 cases. Our initial treatment of workplace injuries and illnesses accounts for approximately 8% of total reported workplace injuries in the United States. The knowledge we have developed in improving workers’ compensation results for our customers has enabled us to expand successfully into other industries, such as group health and auto insurance, where payors of healthcare and insurance benefits are also seeking to reduce costs.

We believe we are the largest outsource provider of occupational healthcare outcomes improvement and cost containment services in the nation. Through our nationwide network of occupational healthcare centers, we serve more than 136,000 employer locations. We also provide services to over 3,700 insurance companies, group health plans, third-party administrators, and other healthcare payors. These payors and our employer customers provide virtually all of our revenue, with less than 0.1% of our revenue derived from Medicare or Medicaid reimbursement.

We provide our services through three operating segments: Health Services, Network Services, and Care Management Services. Our Health Services segment treats workplace injuries and performs other occupational healthcare services. As of March 1, 2005, we provided these services through our 264 owned and managed centers, located in more than 80 markets within 34 states. Approximately 680 affiliated primary care physicians, as well as affiliated physical therapists, nurses, and other healthcare providers, perform professional services at our centers. Our Network Services segment offers services designed to assist insurance companies and other payors in the review and reduction of the bills they receive from medical providers. We estimate that, during 2004, this segment enabled our customers to reduce their medical expenses by approximately $2.5 billion. Our Care Management Services segment offers services designed to monitor cases and facilitate the return to work of injured employees who have been out of work for an extended period of time due primarily to a work-related illness or injury.

The following chart provides an overview of our services and customer markets:

Employers & Payors

OUR BUSINESS STRATEGY

Our goal is to strengthen our reputation as a leading provider of healthcare outcomes improvement and cost containment services. We intend to achieve this goal by pursuing the following strategies:

Actively Target New Health Services Customers. We intend to continue to expand our Health Services operations by selling our services to employers and payors and by applying advanced database research techniques to identify potential new customers and new locations for our facilities. Qualified customers who could benefit from the services offered by one of our existing facilities are called on by one of our more than 290-person Health Services sales force. We also have a dedicated business development team that will continue to build and selectively acquire facilities in identified new and existing markets. By giving new customers access to high quality physicians employed by our affiliated physician groups, highly-trained personnel, and experience-based protocols, we intend to increase our number of patient visits and enhance our industry-leading position in occupational healthcare services.

Intensify the Marketing of Our Network Services and Care Management Services. We believe that multi-state insurance carriers, third-party administrators, and self-funded employers will continue to seek innovative ways to address rising healthcare and workers’ compensation costs and will increasingly seek to outsource outcomes improvement and cost containment services to third parties. Across our three business segments, we have built a continuum of services that responds to these outsourcing needs. We intend to build on our reputation as a leading provider of workers’ compensation services to expand our Network Services and Care Management Services segments by intensifying our marketing of these services to payors in the group health marketplace. We believe that the combination of our size and our experience in the workers’ compensation industry has allowed us to build awareness and credibility with this customer base. In addition, we believe that our significant visibility among key decision makers within these organizations will enhance our ability to expand the services we provide to these current and potential customers through our Network Services and Care Management Services segments. We believe that our growth will be further enhanced as our multi-state customers, in turn, gain market share, due in part to the outcomes and efficiencies they recognize by using our services.

Continue Investing in Technology to Broaden Our Service Offerings and Increase Profitability. We have used technology effectively to deliver and demonstrate better outcomes at a more efficient cost. We intend to continue to invest in technology to identify and deliver further improvements in the treatment, management, and administrative oversight of medical cases, thereby creating additional revenue opportunities for us from this proprietary resource.

We also intend to continue building electronic interfaces with payors in an effort to reduce their administrative burdens and reduce our operating expenses. Additionally, we are in the process of delivering to our customers a fully outsourced document management and mailroom management solution that will provide a single electronic storage location for all documents related to a claim. Our objective is to reduce our customers’ costs related to claim and bill administration by combining this single electronic storage location with a proprietary, web-based tool set that allows easy entry of referrals, queries, and other requests for services, as well as offering access to all documentation including reports, bills, and claims.

Profitably Expand Our Outsourcing Services into the Group Health Market. We intend to expand our presence in the group health industry. Historically, our focus in this industry has been in services designed to reduce and limit out-of-network medical costs. We believe that we are the largest outsource provider of these services in the nation today, managing over $6.3 billion annually in medical claim volume. We have expanded the services we perform for this industry to include network management services, consisting of processes required to maintain numerous preferred provider and other managed care networks. Our services enable payors to outsource components of the network management function, namely contract repricing and provider file management, in order to improve payment accuracy and cycle times, eliminate redundant costs, and improve network management efficiency. We also provide complementary services that reduce the medical and administrative costs associated with in-network and out-of-network medical care, and assist our customers in meeting automatic claim-adjudication objectives. We believe we are uniquely positioned to capture greater market share as demand for such strategic outsourcing services grows.

INDUSTRY OVERVIEW

Health Services

Occupational healthcare consists of two primary components: workers’ compensation injury care and non-injury occupational healthcare services.

Workers’ Compensation Injury Care. Generally, workers’ compensation is a state-mandated, comprehensive insurance program for work-related injuries and illnesses. In the United States, each of the 50 states, the District of Columbia and, for federal employees, the federal government, maintains its own individual workers’ compensation program. Canada has a federal workers’ compensation program and similar workers’ insurance programs at the provincial level. Each jurisdiction is responsible for implementing and regulating its own program. Consequently, workers’ compensation benefits and arrangements vary considerably among jurisdictions, and are often highly complex.

Workers’ compensation legislation in the United States generally requires employers, either directly or indirectly through the use of insurance, to fund the total costs of an employee’s medical treatment and all lost wages, legal fees, and other costs associated with a work-related injury or illness. Typically, work-related maladies are broadly defined, and injured or ill employees are entitled to extensive benefits. Employers are required to provide first-dollar coverage with no co-payment or deductible due from the injured or ill employee and, in many states, there is no lifetime limit on expenses any one employee can incur. In exchange for providing this coverage to employees, employers are not liable for benefits in excess of those provided under the relevant state statutes. Employers provide this extensive benefits coverage, both for medical costs and lost wages, by purchasing commercial insurance from private insurance companies, participating in state-run insurance funds, or self-insuring.

The amounts and methods of compensation for healthcare providers who perform workers’ compensation injury care services differ from state to state. As of March 1, 2005, 42 states had adopted fee schedules under which all healthcare providers are uniformly compensated within a particular state. The fee schedules are set by each state and generally prescribe the maximum amounts that may be paid for a designated procedure. In states without fee schedules, healthcare providers are reimbursed based on usual, customary, and reasonable fees charged in the particular state in which the services are provided.

Limits on an employee’s right to select a specific workers’ compensation healthcare provider vary among states. According to the Workers’ Compensation Research Institute, 37 states currently limit employees’ initial choice of provider, and two states prohibit employees from changing providers. Furthermore, 45 states and the District of Columbia currently place restrictions on employees’ ability to switch providers, including provisions requiring employer approval for any changes. Generally, an employer has the ability to direct its employees to particular providers when the employer is self-insured. It has been our experience that our results of operations and business prospects in a particular state do not materially differ as a result of state-to-state differences in the requirements regarding direction of care. We believe that employers greatly influence their employees’ choices of physicians even in states that permit employees to select their own providers.

In recent years, the dollar amount of workers’ compensation claims has increased significantly. According to the National Safety Council, total workers’ compensation costs to employers in the United States exceeded $156.2 billion in 2003, the latest date for which this information is available. Although total U.S. workers’ compensation costs have increased, work-related injury rates have declined recently due to improvements in workplace safety and general shifts in job composition toward less physical work activities, as well as outsourcing of certain job functions to foreign countries. Historically, steady increases in the overall workforce have partially offset these declining injury rates. We believe the market for workers’ compensation and occupational healthcare will grow in future years primarily due to the following factors:

•	premium increases for workers’ compensation insurance;

•	broader definitions of work-related injuries and illnesses covered by workers’ compensation laws;

•	shifts in medical costs from group health plans to the workers’ compensation system as the result of an increase in the number of uninsured individuals and the first dollar coverage provided in workers’ compensation programs;

•	an aging work force;

•	medical cost inflation;

•	the under-utilization of comprehensive cost containment programs in the workers’ compensation industry; and

•	the recovery of employment growth rates within the United States.

Because workers’ compensation benefits are mandated by law and subject to extensive regulation, insurers, third-party administrators, and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. In addition, workers’ compensation programs vary among jurisdictions, making it difficult for insurance companies and multi-state employers to adopt uniform policies to administer, manage, and control the costs of benefits across states. As a result, managing the cost of workers’ compensation requires approaches that are tailored to the specific regulatory environments in which the employer operates.

Non-Injury Occupational Health Services. Non-injury occupational health services include occupational physical examinations, drug and alcohol testing, functional capacity testing, and other related programs designed to meet specific employer, state, or federal requirements. Non-injury occupational healthcare services also include programs to assist employers in complying with an increasing number of federal and state health and safety requirements, including hearing conservation programs, toxic chemical exposure surveillance and monitoring programs, and physical examinations mandated by the Department of Transportation and Federal Aviation Administration. Federal laws governing health issues in the workplace, including the Americans with Disabilities Act, have increased employers’ demand for healthcare professionals who are experts in these services.

Network Services and Care Management Services

Our Network Services segment assists payors in the review and reduction of medical bills. Our Care Management Services segment monitors and facilitates the resolution of cases involving injured employees who have been out of work for an extended period of time due to a work-related illness or injury. We provide our network services and care management services to the following three industries:

Workers’ Compensation Industry. As workers’ compensation costs continue to increase, employers are increasingly seeking assistance from strategic outsourcing providers to help control their costs. Several states have adopted legislation encouraging the use of workers’ compensation managed care organizations in an effort to enable employers to control their workers’ compensation costs. State laws regulating managed care organizations generally provide employers with an opportunity to channel injured employees into provider networks.

Auto Insurance Industry. Auto insurance carriers have experienced increased costs associated with the reimbursement of medical expenses, lost wages, and other essential services related to personal injury protection coverage. In most states, medical evaluations and peer reviews are the primary mechanisms used to manage care rendered to individuals injured in auto accidents. Provider bill review may also be used to determine the appropriate reimbursement rate for medical services provided to injured parties. A few states have adopted formal medical management regulations that endorse the use of provider networks or formal utilization review programs.

Group Health Industry. According to the Centers for Medicare and Medicaid Services, private health insurance expenditures for personal healthcare in the United States are expected to total over $656.4 billion for 2004 and $707.0 billion in 2005. In particular, healthcare payors are exposed to high costs when medical care under a group health plan is delivered on a non-contractual basis, commonly referred to as an out-of-network claim. These claims arise when services are provided outside a healthcare payor’s geographic coverage area or its network of providers. Out-of-network healthcare claims expose payors to a greater incidence of over-utilization, cost shifting, upcoding, and billing errors than contracted or in-network claims do. Out-of-network bill review service providers produce savings for their customers by analyzing and applying cost savings techniques to out-of-network medical claims.

SERVICES AND OPERATIONS

We provide our services through three primary operating segments: Health Services, Network Services, and Care Management Services. Our service offerings in these segments encompass the performance of necessary services for each stage of a healthcare claim, from the initial incident through its final resolution.

Health Services

Our Health Services segment includes injury care services and other occupational healthcare services to assist our customers in maintaining healthy employees and safe workplaces. These services are provided at our 264 owned and managed occupational healthcare centers by physicians, physical therapists, and other licensed healthcare professionals who are employed by our affiliated physician groups. We maintain long-term management agreements with each physician group pursuant to which we manage all administrative aspects of the clinics, providing a broad array of business services to facilitate the provision of medical services at the occupational healthcare centers by the licensed healthcare professionals whom they employ.

During 2004, approximately 48.1% of all patient visits to our centers were for the treatment of injuries or illnesses, and 51.9% were for non-injury occupational healthcare services.

Our principal channel for delivering health services is through our 264 owned and managed occupational healthcare centers, located in more than 80 markets within 34 states. In response to the needs of large employers whose workforces extend beyond the geographic coverage available through our centers, we have expanded our healthcare service offerings to include a network of select occupational healthcare providers. These providers use our proprietary software to benchmark treatment methodologies and outcomes achieved, thereby extending the delivery of consistent, high-quality health services to our customers.

By serving as an entry point for quality medical care in workers’ compensation cases, we can promptly identify for employers the cases that have the potential to result in significant recovery time and employer costs. Also, through our ancillary programs, such as physical examinations, pharmacy services, employer on-site medical services, substance abuse testing, job-specific return-to-work evaluation, and related injury prevention services, we strengthen our relationships with employers and help prevent occurrences of workplace injuries and illnesses.

Provider Arrangements. We manage physician-owned entities or groups that employ the physicians, physical therapists, and other healthcare providers who perform healthcare services at our centers. Our affiliated physician groups are independently organized professional corporations or associations that are owned by physicians and that hire licensed providers to provide healthcare services to the centers’ patients. The physicians employed by our affiliated physician groups do not maintain other practices. Each physician typically enters into a written employment agreement with one of our affiliated physician groups that prohibits the physician from competing with the group within a defined geographic area and from soliciting its employees and clients for a period of time after termination of employment. The enforceability of these restrictive covenants varies from state to state, but the physician groups attempt to structure and enforce these agreements in compliance with applicable laws.

We maintain long-term management agreements with our affiliated physician groups under which we exclusively manage all aspects of the operation other than the performance of medical services. Under each management agreement, we provide a wide array of business services to our affiliated physician groups, such as:

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

The physician owners of our affiliated physician groups retain sole responsibility for all medical decisions, as well as for hiring and managing physicians and certain other medical employees, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance. Subject to certain exceptions, each of our affiliated physician groups indemnifies us against any loss or expense arising from acts or omissions of the physician group, including claims for malpractice.

Information Systems. We use information systems and technology to enhance our delivery of occupational healthcare services. The backbone of our platform is a wide area network, or WAN, in each market in which we provide health services. All centers within a given market use a WAN to access a patient administration system named OccuSource™ that allows each center to access and share a common database for that market. The database contains employer protocols, patient records, and other information regarding our operations in the market. We also have created a centralized repository of patient data to be used for clinical outcomes analysis, among other things. We believe that our commitment to continued development of our healthcare information system assists us in our delivery of high-quality, cost-effective services.

We have implemented an application for our providers using wireless, handheld touchscreen devices in all of our centers. These devices allow our providers to create and approve clinical notes in real time, which decreases the time spent on patient processing and invoice development.

We typically generate revenue from our Health Services segment on a fee-for-service basis. Revenue from our Health Services segment as a percentage of our total revenue was approximately 47.2% in 2002, 48.7% in 2003, and 52.4% in 2004.

Network Services

Our Network Services segment includes:

•	in-network and out-of-network bill review and repricing services;

•	network management;

•	access to preferred provider networks; and

•	first notice of loss or injury services.

These services are designed to reduce medical and administrative costs by monitoring the timing, appropriateness, and pricing of medical care. Our network services customers typically pay us an agreed-upon fee per bill reviewed and repriced or a percentage of their savings generated by the performance of our services, except that our first notice of loss or injury customers reimburse us on a fee-for-service basis.

Although we perform all our network services for the workers’ compensation and auto insurance markets, these markets predominantly use our provider bill review and repricing services, preferred provider networks, and first notice of loss or injury services. Currently, our principal customer base for our out-of-network bill review services is the group health market, but we continue to expand our out-of-network bill review services to the workers’ compensation and auto insurance markets.

We offer our network services both separately and on a bundled basis as a part of or as a full-service cost containment program. Our comprehensive approach to cost containment serves the needs of a broad range of customers, from local to national accounts.

We believe that the demand for our network services will continue to increase as a result of:

•	greater payor awareness of the availability of these techniques for controlling the costs of medical claims;

•	verifiable savings obtained through the application of cost containment techniques;

•	ongoing improvements in savings obtained through cost containment services; and

•	the need for enhanced claims processing efficiencies that will drive administrative savings in each industry we serve.

In-Network and Out-of-Network Provider Bill Review and Repricing. We review and reprice medical bills for workers’ compensation and auto insurance claims. For workers’ compensation claims made in states with state-mandated fee schedule rates, we will review the amounts charged and, if they are in excess of the respective fee schedule rates, we will reprice down to the allowable rate. For claims made in states without state-mandated fee schedule rates, we will review the amounts charged and, if they are in excess of the usual, customary, and reasonable rate (“UCR rate”), we will reprice down to the UCR rate. We determine UCR rates for each region in accordance with industry standards using current industry data. For auto insurance claims, we will review the amounts charged and, if they are in excess of the UCR rate, we will reprice down to the UCR rate. Additionally, our automated bill review service enables us to identify duplicative billings and provide our customers with access to certain preferred provider pricing schedules, including those of our contracted provider networks, to achieve additional savings below the fee schedules, or below the UCR rates. Our customers compensate us for these services by providing us a percentage of the savings we achieve, a flat fee per bill reviewed, or a combination of these two compensation methods.

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

We believe that we are the market leader in providing out-of-network bill review services in the group health market and seek to increase our presence in this market. We hope to continue to expand our services in the workers’ compensation and auto insurance markets through the performance of out-of-network provider bill repricing and review services.

Network Management. We perform network management services that enable our customers to outsource the processes required to maintain and apply the discounts for numerous preferred provider and other managed care networks. By performing these services for our customers, we improve payment accuracy and cycle times and eliminate redundant costs. Our customers reimburse us for these services on a fee-for-service basis according to the types of network management services we perform on their behalf.

Access to Preferred Provider Networks. We provide our customers with access to national provider networks. These provider networks offer high quality medical care at pre-negotiated discounts, enabling our customers to refer or, in certain states, to direct, patients to a contracted provider network as a means of managing their healthcare costs. As of March 1, 2005, our national workers’ compensation provider network included over 544,000 individual providers and over 4,400 hospitals located in all 50 states and the District of Columbia. Our customers compensate us for access to contracted provider networks by paying us primarily a percentage of their savings.

First Notice of Loss or Injury Services. We provide a computerized first notice of loss or injury service using three centralized call centers and a web-based intake platform. We provide our first notice of loss or injury services primarily to workers’ compensation carriers for first report of injuries and to the auto industry for first notice of loss reporting. We receive claims from individuals, employers, agents, risk managers, and insurance personnel. Upon receipt, we electronically transfer each report of loss or injury to the appropriate state agency, the employer, and the employer’s insurance company in accordance with applicable state requirements and the unique business rules of each customer.

Our first notice of loss or injury services assist our customers in the timely preparation and distribution of state-mandated injury reports, serve as an early intervention tool for claim management, and provide us with cross-selling and referral opportunities. By receiving the initial reports of injuries or accidents, we are able to assist our customers to mitigate the costs associated with those events. For the performance of our first notice of loss or injury services, our customers pay us on a fee-per-claim basis.

Information Systems. We use a proprietary system to perform our out-of-network bill review services. We receive bills through multiple access points in order to minimize the administrative cost to our customers. Once a bill is entered into our system, we evaluate and analyze the bill using our extensive database and applying our customers’ preferences and requirements to identify the type of claims review service with the greatest expected savings. We are compensated for these services primarily on a percentage-of-savings basis.

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

Revenue from our Network Services segment as a percentage of our total revenue was approximately 23.1% in 2002, 24.7% in 2003, and 25.5% in 2004.

Care Management Services

Our Care Management Services segment monitors and resolves cases involving injured or ill individuals who have been out of work, receiving healthcare, or both, for an extended period of time due to a work-related or auto incident. Care Management Services include:

•	field case management;

•	telephonic case management;

•	independent medical examinations;

•	utilization review and management; and

•	peer reviews.

Field Case Management. We provide field case management services for workers’ compensation and auto injury cases through case managers working at the local level on a one-on-one basis with injured employees and their healthcare professionals, employers, and insurance company adjusters. Our field case managers are located in 47 states, the District of Columbia, and parts of Canada.

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

Telephonic Case Management. Our telephonic case management services consist of telephonic management of workers’ compensation and auto injury claims, as well as of short-term disability, long-term disability, and employee absences covered under the Family and Medical Leave Act. Although similar to field case management in that telephonic case managers coordinate the efforts of individuals involved in a medical claim, telephonic case management is typically performed for claims of shorter duration. Most telephonic case management claims are completed within 30 to 90 days. Telephonic case management is an important component of early intervention that enables us to identify promptly those cases that require field case management or independent medical exams.

Independent Medical Examinations. We provide our customers with access to healthcare professionals who perform independent medical examinations to evaluate the medical condition and treatment plan of patients. We provide independent medical examination services primarily for the occupational healthcare, disability, and auto industries. Through our extensive network of independent medical professionals, our customers can receive independent medical reviews for injured claimants nationwide. Our technology enables customers to make on-line referrals and check on the current status of their cases.

Utilization Management, Pre-certification, and Concurrent Review. Customers use our pre-certification and concurrent review services to ensure that a physician or registered nurse reviews, and pre-certifies if appropriate, specified medical procedures for medical necessity and appropriateness. Our pre-certification and concurrent review determinations are only recommendations to the customer; it is the customer’s claims adjuster who makes the actual decision to approve or deny a request for medical services. After we pre-certify a treatment plan, we follow up with the claimant to evaluate compliance and, as appropriate, discuss alternative treatment plans if the claimant does not respond to the initial plan.

Peer Reviews. Our peer review services consist of the review of medical files by a physician, therapist, chiropractor, or other healthcare provider to determine if the care provided by other healthcare professionals appears to be necessary and appropriate.

Information Systems. Our information systems enable us to improve our performance of care management services and our communications with our customers. Our proprietary care management information systems allow immediate exchange of information among our case managers. We have also enhanced our care management information systems to enable our customers to make on-line referrals and check on the current status of their cases. We have also recently completed a major technology initiative that we believe will eventually streamline operations and enable business process improvement for our care management operations. This technology is based on a professional services automation product deployed to all of our field case managers. This technology enables us to eliminate numerous redundant, non-value-added activities, to automate service delivery expectations for billing to customer contracts, and to collect and report on a daily basis management performance information.

Our customers compensate us for our care management services on a fee-for-service basis. The fees are typically flat fees determined in advance for each type of service we perform. For some of our care management services, including field and telephonic case management, fees are typically based on the number of hours we dedicate to performing services. The fees for our independent medical examination, utilization management, and peer review services vary according to the geographic location, specialty, and type of medical provider performing the medical examination or review. Revenue from our Care Management Services segment as a percentage of our total revenue was approximately 29.7% in 2002, 26.6% in 2003, and 22.1% in 2004.

CUSTOMERS

Through our nationwide network of centers, we serve over 136,000 employer locations. We also serve more than 3,700 Network Services and Care Management Services customers across the United States and Canada, including major underwriters of workers’ compensation, group health, auto and disability insurance, third-party administrators, healthcare payors, and self-insured employers.

Although no single customer represented more than 6% of our total revenue in 2004, our four largest customers represented 5.1%, 4.6%, 4.1%, and 4.1%, respectively, of our total revenue in 2004. We do not have written agreements with most of our Health Services customers; however, many of our Network Services and Care Management Services relationships are based on written agreements (most of which are terminable by either party on short notice and without penalty). We typically do not assume risk of loss in connection with the services we provide. We have no capitated arrangements. Less than 0.1% of our revenue is dependent on Medicare or Medicaid reimbursement.

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

Our sales strategy is focused on selling our services at the national, regional, and local levels. Our national sales force focuses on selling our services to large, strategic accounts, including Fortune 1000 companies, third-party administrators, and insurance carriers and brokers. Our regional sales force focuses on regional customers and supports our national sales force at the regional level. The local sales force is also a key component of our strategy as customer decisions are often made at the local level.

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

We have a comprehensive, company-wide corporate compliance program. The key components of our compliance program include the following:

•	a compliance officer and compliance committee responsible for oversight of our compliance program that report to our board of directors and the audit and compliance committee of our board of directors;

•	a code of business conduct and ethics, addressing certain legal and ethical obligations of our directors and employees;

•	employee education and training requirements;

•	an internal system for reporting employees’ concerns;

•	a hotline staffed by a third-party vendor for reporting employees’ concerns anonymously;

•	an annual compliance survey distributed to certain management employees;

•	ongoing auditing and monitoring programs, including periodic risk assessments and reviews;

•	enforcement provisions if the compliance program policies are violated; and

•	periodic reporting to and oversight by our board of directors and the audit and compliance committee of our board of directors.

COMPETITION

Health Services

The market to provide occupational healthcare services is highly fragmented and competitive. Our primary competitors are typically independent physicians, chiropractors, hospital emergency departments, and hospital-owned or hospital-affiliated medical facilities. We believe we are the largest provider of occupational healthcare services in the nation, treating approximately 8% of the total reported workplace injuries in the United States. Our two closest competitors are US Healthworks, Inc. and Occupational Health + Rehabilitation, Inc. As managed care techniques continue to gain acceptance in the occupational healthcare marketplace, however, we believe that our competitors will increasingly consist of nationally-focused workers’ compensation managed care service companies, specialized provider groups, insurance companies, health management organizations, and other significant providers of managed care products. These organizations may be significantly larger and have greater financial and marketing resources than we do. We cannot assure you that we will be able to compete effectively against these organizations in the future.

We believe that, because the barriers to entry in our geographic markets are not substantial and our current customers have the flexibility to move easily to new healthcare service providers, the addition of new competitors may occur relatively quickly. Some of our contracted physicians and other healthcare providers may elect to compete with us by offering their own products and services to our customers. In addition, significant merger and acquisition activity has occurred in our industry as well as in industries that supply products to us, such as the hospital, physician, pharmaceutical, medical device, and health information systems industries. If competition within our industry intensifies, our ability to retain customers or physicians, or maintain or increase our revenue growth, pricing flexibility, and control over medical cost trends and marketing expenses, may be compromised.

Network Services and Care Management Services

The markets for our Network Services and Care Management Services segments are also highly fragmented and competitive. Our competitors include national managed care providers, preferred provider networks, smaller independent providers, and insurance companies. Companies that offer one or more workers’ compensation managed care services on a national basis are our primary competitors. We believe we are the largest outsource provider of occupational healthcare improvement and cost containment services in the nation. Our three closest competitors are Corvel Corporation, an independent nationwide provider of medical cost containment and managed care services, GENEX Services, Inc., a subsidiary of UnumProvident Corp., providing disability management services, and First Health Group Corp., a national managed care company serving the group health, workers’ compensation, and state agency markets. (First Health Group Corp. was acquired by Coventry Health Care, Inc. in January 2005.) Additionally, we encounter pricing competition from smaller providers of out-of-network services. We also compete with many smaller vendors who generally provide unbundled services on a local level, particularly companies with an established relationship with a local insurance company adjuster. In addition, several large workers’ compensation insurance carriers offer managed care services for their customers, either by performance of the services in-house or by outsourcing to organizations like ours. If these carriers increase their performance of these services in-house, our business could be adversely affected.

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

At March 1, 2005, several states have legislation pending that may potentially reduce our revenue and profitability:

•	Legislation pending in New Jersey and Colorado would grant workers’ compensation patients the ability to choose their treating provider(s) without restriction, eliminating the ability of employers to direct care into a preferred provider organization (“PPO”) network. If workers’ compensation patients choose providers other than providers in our PPO network, it may reduce our revenue and profitability.

•	Legislation pending in Illinois proposes to establish a workers’ compensation fee schedule, potentially reducing the level of provider reimbursement, which may reduce our revenue and profitability.

•	Legislation in Nebraska would alter the basis for the state’s workers’ compensation medical fee schedule. Adoption of such legislation may result in a decrease in our revenue and profitability.

•	Legislation in Oklahoma would expand post-industrial accident drug testing, remove statutory provisions regarding the workers’ compensation medical fee schedule, and make alterations in the state’s workers’ compensation managed care governance, including changes in the employee’s choice of physician and audits of approved managed care programs. Such legislation may require changes in our processes and may reduce our revenue and profitability.

•	The Texas legislature is considering numerous workers’ compensation reform proposals, including the elimination of the agency that currently has primary responsibility for regulating the industry. Other proposals would permit the employer to direct the employee to select care from certified provider networks. Such proposals may result in increased costs associated with complying with the new requirements and may reduce our revenue and profitability.

In addition, both federal and state proposed rules may potentially reduce our revenue and profitability:

•	The State of Tennessee has mandated the development of a medical fee schedule, to be developed and become effective by July 1, 2005, that may reduce our revenue and profitability.

•	Federal rules proposed in 2004 governing use of alternative specimens by the drug testing industry would increase costs associated with staffing, training, equipment expenditures, and procedural changes, and may increase risk of litigation through potential bias and discrimination claims.

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

Several states have special requirements for physicians providing non-emergency care for workers’ compensation patients. These requirements frequently require registration with the state agency governing workers’ compensation, as well as special continuing education and training. In those states, we must establish procedures to confirm that physicians providing services at our centers have completed these requirements.

At present, our affiliated physicians perform health services in 26 states that have treatment-specific fee schedules with established maximum reimbursement levels. The remaining states in which we manage clinics provide for a “reasonableness” review of medical costs paid or reimbursed by workers’ compensation. When not governed by a fee schedule, we adjust our charges to the usual, customary, and reasonable levels accepted by the payor.

Some states limit the ability of employers to direct an injured employee to a specific provider to receive non-emergency workers’ compensation medical care, while other states allow employers to direct care to a specific provider. In other states, the employee is free to receive treatment from any qualified provider the employee chooses. Even in those states where employers are permitted to direct an injured employee to a specific provider, an employer’s ability to direct care is frequently limited only to a certain time frame and/or to a limited group of eligible providers. States typically also mandate administrative procedures for employees who desire to change providers. In some states that do not permit direction of care, employers typically still have the right to direct care if the employer participates in a managed care organization for workers’ compensation medical care.

Many states permit employers to post a list of primary care physicians available to provide care to injured employees. Those states frequently place restrictions on the content of those postings, including the number and categories of providers that must be listed.

Many states have licensing and other regulatory requirements related to workers’ compensation that apply to our Network Services and Care Management Services business lines. As of March 1, 2005, 30 states have enacted laws that require licensing, certification, or registration of businesses that provide workers’ compensation medical review services. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control, and dispute resolution procedures. In addition, several states have adopted laws regulating the operation of managed care provider networks. These laws apply to managed care provider networks that have contracts with us and, in some states, to provider networks with which we are affiliated or may affiliate in the future. To the extent that we are governed by these regulations, we may be subject to additional licensing requirements, financial oversight, and procedural standards for beneficiaries and providers.

Corporate Practice of Medicine and Other Laws

We are not licensed to practice medicine. Every state in which our Health Services segment operates limits the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Corporations generally may not exercise control over the medical decisions of physicians. Many states also limit the scope of business relationships between business entities and medical professionals, particularly with respect to fee splitting. Most state fee-splitting laws only prohibit a physician from sharing medical fees with a referral source, but some states have interpreted certain management agreements between business entities and physicians as unlawful fee-splitting. Statutes and regulations relating to the practice of medicine, fee-splitting, and similar issues vary widely from state to state. Because these laws are often vague, their application is frequently dependent on court rulings and attorney general opinions.

Under the management agreements with our affiliated physician groups, the groups retain sole responsibility for all medical decisions, as well as for hiring and managing physicians and other medical employees, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance. We attempt to structure all our health services operations, including arrangements with our affiliated physician groups, to comply with applicable state statutes regarding corporate practice of medicine, fee-splitting, and similar issues. However, there can be no assurance:

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

Laboratory Regulation

We own a toxicology laboratory, Advanced Toxicology Network, that tests urine samples to determine drug and alcohol levels. Many of these samples are obtained from our health services operations. Our laboratory is certified by the Substance Abuse and Mental Health Services Administration and maintains licensure where required for toxicology laboratory operations.

Anti-Kickback, Physician Self-Referral, and Other Fraud and Abuse Laws

A federal law commonly referred to as the “Anti-Kickback Statute” prohibits the offer, payment, solicitation, or receipt of any form of remuneration to induce, or in return for, the referral of Medicare or other governmental health program patients or patient care opportunities, or in return for the purchase, lease, or order of items or services that are covered by Medicare or other federal governmental health programs. Because the prohibitions contained in the Anti-Kickback Statute apply to the furnishing of items or services for which payment is made in “whole or in part,” the Anti-Kickback Statute could be implicated if any portion of an item or service we provide is covered by any of the state or federal health benefit programs described above. Violation of these provisions constitutes a felony criminal offense and applicable sanctions include imprisonment of up to five years, criminal fines of up to $25,000, civil monetary penalties of up to $50,000 per act, plus three times the amount claimed or remuneration offered, and exclusion from the Medicare and Medicaid programs.

Section 1877 of the Social Security Act, commonly known as the “Stark Law,” prohibits physicians, subject to certain exceptions described below, from referring Medicare or Medicaid patients to an entity providing “designated health services” in which the physician, or an immediate family member, has an ownership or investment interest or with which the physician, or an immediate family member, has entered into a compensation arrangement. These prohibitions, contained in the Omnibus Budget Reconciliation Act of 1993, commonly known as “Stark II,” amended prior federal physician self-referral legislation known as “Stark I” by expanding the list of designated health services to a total of 11 categories of health services. The physician groups with which we are affiliated provide one or more of these designated health services. Persons or entities found to be in violation of the Stark Law are subject to denial of payment for services furnished pursuant to an improper referral, civil monetary penalties of up to $15,000 for each improper claim, and exclusion from the Medicare and Medicaid programs.

Final regulations interpreting Stark I, the “Stark I Regulations,” were issued on August 14, 1995. On January 4, 2001, the Centers for Medicare and Medicaid Services issued final regulations modifying the Stark I Regulations and interpreting parts of Stark II. The Centers for Medicare and Medicaid Services issued Phase II of these regulations on March 26, 2004 as an interim final rule with comment period. Those rules became effective on July 26, 2004. The Centers for Medicare and Medicaid Services may issue further regulations at an unknown future date.

In addition to the Anti-Kickback Statute and the Stark Law, which generally only apply to certain federal and state healthcare programs, Congress created five new categories of criminal federal offenses as part of the Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” that apply to all healthcare benefit programs regardless of whether such programs are funded in whole or in part with federal funds. The five new categories of federal offenses created by HIPAA are: healthcare fraud; theft or embezzlement in connection with healthcare; false statements relating to healthcare matters; obstruction of criminal investigations of healthcare offenses; and healthcare-related money laundering. Violations of these provisions constitute felony criminal offenses; applicable sanctions include imprisonment and/or substantial monetary fines.

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

We believe that our operations have been structured in an attempt to comply with the Anti-Kickback Statute, the Stark Law, and similar federal or state laws addressing fraud and abuse. These laws are subject to modification and changes in interpretation and have not often been interpreted by appropriate authorities in a manner applicable to our business. Moreover, these laws are enforced by authorities vested with broad discretion. We also continually monitor developments in this area. If these laws are interpreted in a manner contrary to our interpretation or are reinterpreted or amended, or if new legislation is enacted with respect to healthcare fraud and abuse, illegal remuneration, or similar issues, we may be required to restructure our affected operations to maintain our compliance with applicable law. We cannot assure you that this restructuring will be possible or, if possible, will not adversely affect our business or results of operations.

HIPAA Administrative Simplification Provisions—Patient Privacy and Security

HIPAA requires the adoption of standards for the exchange of health information in an effort to encourage overall administrative simplification and to enhance the effectiveness and efficiency of the healthcare industry. Pursuant to HIPAA, the Secretary of the Department of Health and Human Services has issued final rules concerning the privacy and security of health information, the establishment of standard transactions and code sets, and the adoption of a unique employer identifier and a national provider identifier. Noncompliance with the administrative simplification provisions can result in civil monetary penalties up to $100 per violation as well as criminal penalties that include fines and imprisonment. The Department of Health and Human Services Office of Civil Rights is charged with implementing and enforcing the privacy standards, while the Centers for Medicare and Medicaid Services are responsible for implementing and enforcing the security standards, the transactions and code sets standards, and the other HIPAA administrative simplification provisions.

The HIPAA requirements only apply to “covered entities,” such as health plans, healthcare clearinghouses, and healthcare providers, that transmit any health information in electronic form. Our business unit that provides occupational healthcare services is a “covered entity” under HIPAA. In addition, our business units that provide cost containment services may be subject to HIPAA obligations through business associate agreements with our customers. We are also indirectly regulated by HIPAA as a plan sponsor of a healthcare benefit plan for our own employees.

Of the HIPAA requirements, the privacy standards and the security standards have the most significant impact on our business operations. Compliance with the privacy standards was required by April 14, 2003. The privacy standards require covered entities to implement certain procedures to govern the use, and disclosure of protected health information and to safeguard such information from inappropriate access, use, or disclosure. Protected health information includes individually identifiable health information, such as an individual’s medical records, transmitted or maintained in any format, including paper and electronic records. The privacy standards establish the different levels of individual permission that are required before a covered entity may use or disclose an individual’s protected health information, and establish new rights for the individual with respect to his or her protected health information.

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

Compliance with these standards has required significant commitment and action by us and we expect that it will continue to do so. Because the final regulations for the privacy standards have been effective for less than two years and the security regulation compliance date is not until April 21, 2005, we cannot predict the total financial impact of the regulations on our operations.

Other Privacy and Confidentiality Laws

In addition to the HIPAA requirements described above, numerous other state and federal laws regulate the privacy of an individual’s health information. These laws specify how an individual’s health information may be used internally, the persons to whom health information may be disclosed, and the conditions under which such uses and disclosures may occur. Many states have requirements relating to an individual’s right to access his or her own medical records, as well as requirements relating to the use and content of consent or authorization forms. Also, because of employers’ economic interests in paying medical bills for injured employees and in the timing of the injured employees’ return to work, many states have enacted special confidentiality laws relating to disclosures of medical information in workers’ compensation claims. These laws limit employer access to such information. To the extent that state law affords greater protection of an individual’s health information than that provided under HIPAA, the state law will control.

The federal Financial Services Modernization Act, more commonly known as the Gramm-Leach-Bliley Act, sets forth requirements relating to the disclosure of non-public personal financial information by financial institutions, including banks, securities firms, and insurance companies. Although the statute expressly regulates the disclosure of personal financial information, some of our insurance company customers have required us to participate in their initiatives to comply with this Act.

In addition, many states have adopted some form of the National Association of Insurance Commissioners Privacy of Consumer Financial and Health Information Model Regulation; this requires that individuals elect to permit the disclosure of their health information. Where adopted, licensees of that state’s insurance department must enact procedures to secure compliance with these regulations. In addition, as of March 1, 2005, 25 states and the District of Columbia have adopted new security regulations that impact licensees of the state insurance department and their service providers. Many of our insurance company customers who are subject to these regulations require us to adhere to their compliance programs and procedures to satisfy their obligations under these regulations.

We anticipate that there will be more regulation in the areas of privacy and confidentiality, particularly with respect to medical information. We regularly monitor the privacy and confidentiality requirements that relate to our business, and we anticipate that we may have to modify our operating practices and procedures in order to comply with these requirements.

Cost Containment Services

Many of our cost containment services, including our case management services, involve prospective or concurrent review of requests for medical care or therapy. As of March 1, 2005, 30 states have enacted laws that require licensure, certification, or other approval of businesses like ours that provide such types of workers’ compensation medical review services. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control, and dispute resolution procedures. Some states waive these registration requirements for entities accredited by specified recognized agencies, such as the Utilization Review Accreditation Commission.

In addition to these licensure requirements, many states regulate various aspects of utilization review services, such as our cost containment services. Some states mandate utilization review for specified procedures or for claims exceeding stated financial limits, establish time limits for utilization review decisions, establish guidelines for the communication of utilization review decisions, and provide for the appeal of utilization review decisions. Some states require case managers to be licensed. These regulations may increase our costs of operation, and may have an adverse impact on our ability to compete with other available alternatives for healthcare cost control.

Managed Care

Many states have passed laws expressly regulating the use of managed care arrangements in workers’ compensation. The definition of “managed care” varies from state to state; however, nearly all states provide that managed care involves the delivery and management of healthcare to injured employees. States that have adopted such laws typically require managed care plans to be certified, with the certification to be renewed every one or two years. States with managed care certification programs regulate both the types of services that must be included in a plan and specific requirements relating to those services. Many states require that managed care entities provide the following types of services: reasonable access and availability of various specified types of healthcare providers; case management and utilization review; return-to-work programs; quality assurance programs; the use of treatment guidelines; and grievance processes.

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

Use of Provider Networks

Our ability to provide comprehensive healthcare management and cost containment services depends in part on our ability to contract with provider networks consisting of healthcare providers who share our objectives, and to maintain our existing provider network. For some of our customers, we offer injured workers access to these provider networks. Several states have adopted laws regulating the operation of managed care provider networks. These laws often apply to our provider network, managed care provider networks having contracts with us and, in some instances, provider networks that we may develop or acquire.

To the extent that these regulations apply to us, we may be subject to additional licensing requirements and financial oversight. When state laws mandating that certain provisions be contained in provider contracts are applicable to our business, we may be required to revise contract provisions, maintain specific contracts for states requiring differing provisions, and take other steps to ensure compliance with the contractual provisions required by law. In addition, laws mandating specific procedural standards relating to the contracting process, network directories, educational materials, grievance processes, and other issues (some of which are discussed below) are frequently administratively burdensome and may require us to modify practices in order to achieve compliance.

In 2002, 2003, and 2004, several states implemented legislation requiring the inclusion of certain provisions in provider contracts for group health plans that relate to the timing of payments, the amount to be paid under the contracts, and the payment method. These requirements currently impact our business through the contracts that we have with providers relating to the performance of healthcare services that are reimbursable under group health plans. In addition, these contractual requirements may be extended to cover care that may be reimbursed under workers’ compensation and/or auto insurance. We may be required to amend some of our provider contracts as a result of this legislation and similar future legislative initiatives.

One of the procedural standards that may apply to our business in some states is the requirement for credentialing of all network providers. For workers’ compensation, some states require that workers’ compensation providers be on pre-approved lists in order to treat workers’ compensation patients. These credentialing and licensing requirements may adversely affect our ability to expand our provider network.

In addition, 28 states now have some type of “any willing provider” law. These laws require networks to accept as participating providers any qualified professional who is willing to meet the terms and conditions of the network. For example, networks cannot decline a provider admission to the network because the network believes it already has a sufficient number of providers in a given specialty. In all but two instances, these laws are applicable to group health networks only and do not apply to workers’ compensation networks. These laws could have an impact on our ability to provide access to provider networks limited to healthcare providers who share our objectives.

These additional licensing requirements, financial oversight, and procedural standards for beneficiaries and providers may adversely affect our ability to maintain or expand our operations to new markets and may increase our cost of providing services.

Prompt Pay Laws

Many states are considering or have enacted legislation governing prompt payment for healthcare services. These laws generally define a process for the payment of claims and set a specific timeframe during which payors must remit payment for services rendered. Although we are not responsible for provider payment, our network and cost containment services customers typically do have that responsibility and may require assistance from us in performing our services within the prescribed time periods under these laws. As of March 1, 2005, 46 states have some form of prompt pay law for workers’ compensation, and most states have implemented prompt pay laws for the provision of group health medical services.

In addition to mandating timeframes in which claims must be paid, these laws frequently define what constitutes a “clean claim.” A clean claim is a medical claim that contains all the information deemed to be required under the law for the claim to be processed and paid. Typically, states with these laws require use of standardized forms and specify how various fields on those forms should be completed. These laws also typically detail the types of attachments that should be included with claims. If a claim is a clean claim under these requirements, then the timeframes of the prompt payment laws apply. If the claim is not “clean,” many states specify provider and payor responsibilities that must be met for proper handling of that claim. We may be subject to procedural requirements and may be responsible for educating our customers in connection with prompt pay laws. These additional procedural requirements may increase our cost to provide these services.

ERISA

The provision of our network services to certain types of employee health benefit plans is subject to the Employee Retirement Income Security Act, or ERISA, which is a complex set of laws and regulations subject to periodic interpretation by the Internal Revenue Service and the Department of Labor. ERISA regulates some aspects of the network services we provide for employers who maintain benefit plans subject to ERISA. The Department of Labor is engaged in ongoing ERISA enforcement activities that may result in additional constraints on how ERISA-governed benefit plans conduct their activities. Changes in ERISA and judicial or regulatory interpretations of ERISA could adversely affect our business and profitability.

Environmental

We are subject to various federal, state, and local laws and regulations relating to the protection of human health and the environment, including those governing the management and disposal of infectious medical waste and other waste generated at our occupational healthcare centers and the cleanup of contamination. If an environmental regulatory agency finds any of our facilities to be in violation of environmental laws, penalties and fines may be imposed for each day of violation and the affected facility could be forced to cease operations. We could also incur other significant costs, such as cleanup costs or claims by third parties, as a result of violations of, or liabilities under, environmental laws. Although we believe that our environmental practices, including waste handling and disposal practices, are in material compliance with applicable laws, future claims or violations, or changes in environmental laws, could have an adverse effect on our business.

Compliance with Government Regulations

During the past three years, we have not experienced any material instances of noncompliance with the applicable rules and regulations governing:

•	workers’ compensation matters;

•	the corporate practice of medicine and related matters;

•	laboratory matters;

•	anti-kickback, physician self-referral, and other fraud and abuse matters;

•	HIPAA-related matters;

•	patient and other privacy and confidentiality matters;

•	cost containment services;

•	managed care matters;

•	use of the provider networks;

•	prompt pay laws;

•	ERISA matters; or

•	environmental matters.

SEASONALITY

Our business is seasonal in nature. Patient visits at our occupational healthcare centers are generally lower in the first and fourth quarters of the year primarily because fewer occupational injuries and illnesses occur during those time periods due to plant closings, vacations, inclement weather, and holidays. In addition, since employers generally hire fewer employees during the fourth quarter, the number of pre-placement physical examinations and drug and alcohol tests conducted at the centers during that quarter is further reduced. Additionally, our Care Management Services segment’s revenue is usually lower in the fourth quarter compared to the third quarter due to the impact of vacations and holidays. Accordingly, our first and fourth quarters generally reflect lower revenue when compared to our second and third quarters. Additionally, absent the effects of business volume growth, revenue during the second half of the year is generally lower than the first.

INSURANCE

For 2004, our affiliated physician groups maintained medical malpractice insurance in the amount of $1.0 million each medical incident and $3.0 million annual aggregate per physician, with a shared policy aggregate of $10.0 million. We also maintained umbrella liability coverage with a liability limit of $20.0 million. We maintained a managed care organization errors and omissions liability insurance policy covering all aspects of our network and care management services. This policy had limits of $10.0 million per claim, with an annual aggregate of $10.0 million. We maintained an excess liability policy that provided an additional $5.0 million over the errors and omissions liability policy primary limit. We also maintained an Internet errors and omissions liability policy with a $10.0 million limit. Our directors and officers liability policy had a liability limit of $20.0 million per occurrence and in the aggregate, with an additional $10.0 million in limits provided through an excess liability policy. In addition, we maintained $1.0 million per occurrence and $3.0 million annual aggregate of commercial general liability insurance. Although we believe that our insurance coverage was adequate for our current operations, we cannot assure you that our coverage will cover all future claims or will be available in adequate amounts or at a reasonable cost. In December 2004, we formed a self-insurance, or captive arrangement to partially self-insure for professional liability costs effective January 1, 2005. The captive arrangement, combined with excess coverage, provides medical malpractice insurance on a per claim basis. We do not have any aggregate excess stop loss protection.

EMPLOYEES

We had approximately 10,370 employees as of March 1, 2005. We have experienced no work stoppages and believe that our employee relations are good. All physicians, physical therapists, and other healthcare providers performing professional services in our occupational healthcare centers are either employed by or are under contract with one of our affiliated physician groups.

Currently, none of our employees is subject to a collective bargaining agreement. However, in August 2000, several physicians employed by one of our affiliated physician groups in New Jersey petitioned the National Labor Relations Board (“NLRB”) to conduct an election to determine whether the physicians wished to be represented by Physicians for Responsible Negotiations (“Union”) for purposes of collective bargaining. The Regional Office of the NLRB ordered an election. We appealed that order to the NLRB and while an election was conducted, the ballots were impounded pending resolution of our appeal. By letter dated February 5, 2005, we were advised the Union had withdrawn its petition and the NLRB had approved that withdrawal.

AVAILABLE INFORMATION

Our executive offices are located at 5080 Spectrum Drive, Suite 1200 West, Addison, Texas 75001. Our main telephone number is (972) 364-8000, and our website address is www.concentra.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and periodic reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after we electronically file such reports with the Securities and Exchange Commission (the “SEC”). Reports we have filed with or furnished to the SEC are also available at the SEC’s website at www.sec.gov, as well as at its offices at 450 Fifth Street, N.W., Washington, D.C. 20549. Also, our Code of Business Conduct and Ethics is available on our website. Concentra Operating was formed in June 1999. Concentra® is a registered service mark of Concentra Operating.

RISK FACTORS

If we cannot generate cash, we will not be able to service our indebtedness.

As of March 1, 2005, Concentra Operating’s consolidated indebtedness and accrued interest was approximately $739.7 million, and Concentra Holding had an additional $59.8 million in indebtedness and accrued interest. In addition, we had $19.3 million of letters of credit outstanding and $80.7 million of additional revolving loan availability under our amended credit facility. In the event of default by Concentra Holding, Concentra Operating’s creditors could accelerate Concentra Operating’s indebtedness. Our business strategy calls for significant capital expenditures for acquisitions and development. The degree to which we are leveraged means that we must dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, reducing the funds available for operations, working capital, capital expenditures, acquisitions, and general corporate or other purposes. Over the next year, we will be required to make debt payments of $34.4 million and interest payments of approximately $53.4 million. In March 2005, we committed to enter into a series of interest rate hedging arrangements that will convert approximately $80.0 million of variable rate debt to fixed rates and will expire over a three-year period ending March 31, 2008. The estimated interest payments set forth in this paragraph do not reflect the effect of these arrangements.

Despite our current levels of indebtedness, we still may be able to incur substantially more debt. This could further increase the risks described above.

We may be able to incur substantial additional indebtedness in the future and, if new debt is added to our current debt levels, the risks described above could intensify. Additional debt would further increase the possibility that we may not generate sufficient cash to pay, when due, interest on and other amounts due in respect of our indebtedness, and would further reduce our funds available for operations, working capital, capital expenditures, acquisitions, and other general purposes. Additional debt may decrease our ability to refinance or restructure our indebtedness, and may further limit our ability to adjust to changing market conditions.

Although the terms of our financing arrangements, including the indentures governing our 9½% senior subordinated notes, our 9 1/8% senior subordinated notes, our amended credit facility, and our parent’s bridge loan facility, contain restrictions on the incurrence of indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial indebtedness in compliance with these restrictions. Furthermore, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness, as defined in the applicable agreements.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends upon factors beyond our control.

Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject, to a certain extent, to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. This degree of leverage may make us more vulnerable to a downturn in our business or the economy generally.

We will require significant amounts of cash to service our indebtedness. As of March 1, 2005, we expect our debt principal payments to be $34.5 million in 2005, $4.2 million in 2006, $4.1 million in each of the years 2007 and 2008, $116.4 million in 2009, $416.9 million in 2010, $0.0 million (zero debt principal payments) in 2011, and $155.0 million in 2012. Based on forecasted interest rates, we expect our interest payments to be $53.1 million in 2005, $54.9 million in 2006, $55.8 million in 2007, $56.4 million in 2008, $55.5 million in 2009, $37.9 million in 2010, $14.1 million in 2011, and $7.1 million in 2012. In March 2005, we committed to enter into a series of interest rate hedging arrangements that will convert approximately $80.0 million of variable rate debt to fixed rates and will expire over a three-year period ending March 31, 2008. The estimated interest payments set forth in this paragraph do not reflect the effect of these arrangements.

We cannot assure you that our business will generate sufficient cash flow from operations, that we will realize operating improvements on schedule, or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we are unable to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments, or seeking to raise additional capital. We cannot assure you that any refinancing or restructuring would be possible, that any assets could be sold or, if sold, that the timing of the sales and the amount of proceeds realized from those sales would be adequate for our liquidity needs, or that additional financing could be obtained on acceptable terms.

Some of our borrowings are at a variable rate of interest; this may result in higher interest expense in the event of increases in interest rates.

We maintain a mixture of fixed and variable rate debt obligations. At March 1, 2005, we had debt outstanding under our senior credit facility of approximately $399.5 million at variable short-term interest rates. Our debt service payment obligations under our senior credit facility for 2004 totaled approximately $23.0 million. At March 1, 2005, we expected our debt service payments to be approximately $55.9 million in 2005. Based on the amount and composition of indebtedness at March 1, 2005, if interest rates increase by one percentage point, our debt service payment obligations would increase by approximately $3.8 million over the next twelve months. In March 2005, we committed to enter into a series of interest rate hedging arrangements that will convert approximately $80.0 million of variable rate debt to fixed rates and will expire over a three-year period ending March 31, 2008. The estimated interest payments set forth in this paragraph do not reflect the effect of these arrangements.

We may be more highly leveraged than some of our competitors; this may place us at a competitive disadvantage.

To the extent that a substantial portion of our cash flow from operations is dedicated to payments on our indebtedness, such funds are not available for operations, working capital, capital expenditures, or possible future acquisitions. Such restrictions may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who have less debt. To the extent that our competitors are less leveraged, they may have more flexibility in pricing their products and services more competitively, in investing in their existing operations, or in growing through acquisitions.

The terms of our amended credit facility, our parent’s bridge loan agreement, and the indentures governing our 9½% senior subordinated notes and our 9 1/8% senior subordinated notes impose many restrictions on us.

The terms of our amended credit facility, our parent’s bridge loan agreement, and the indentures governing our 9½% senior subordinated notes and our 9 1/8% senior subordinated notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on, among other things, our ability to:

•	incur or guarantee additional indebtedness or issue certain preferred stock;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make investments;

•	create liens;

•	enter into transactions with our affiliates;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with other companies or transfer all or substantially all of our assets.

Our amended credit facility requires us to maintain certain financial ratios that become more restrictive over time. These ratios are as follows:

•	our consolidated leverage ratio may not exceed 5.25 to 1.00 for the quarter ended December 31, 2004; this threshold declines over time to 3.25 to 1.00 for the quarter ended March 31, 2009 and thereafter;

•	our consolidated interest coverage ratio may not exceed 2.45 to 1.00 for the quarter ended December 31, 2004; this threshold increases over time to 3.00 to 1.00 for the quarter ended December 31, 2008 and thereafter; and

•	our consolidated fixed charge ratio may not exceed 1.00 to 1.00 for the quarter ended September 30, 2003 and thereafter.

As a result of these covenants and ratios, we are limited in the manner in which we conduct our business and may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to operate our business successfully and prevent us from fulfilling our obligations.

We are currently in compliance with all covenants and financial ratios contained in our amended credit facility and all covenants contained in our parent’s bridge loan agreement. A failure to comply with such covenants or financial ratios could lead to an event of default. In the event of any default under our amended credit facility or our parent’s bridge loan agreement, the lenders under our amended credit facility and our parent’s bridge loan agreement are not required to lend any additional amounts to us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, require us to apply all of our available cash to repay these borrowings, or prevent us from making debt service payments on our other indebtedness. An acceleration of indebtedness under the amended credit facility or our parent’s bridge loan agreement would also likely result in an event of default under the terms of any other financing arrangement we have outstanding at the time, including with respect to our 9½% senior subordinated notes and our 9 1/8% senior subordinated notes. If any or all of our debt were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. On March 1, 2005, we had $399.5 million outstanding indebtedness on our amended credit facility, $181.6 million in principal amount outstanding on our 9½% senior subordinated notes, and $153.1 million in principal amount outstanding on our 9 1/8% senior subordinated notes. The outstanding indebtedness on our parent’s bridge loan was $59.3 million on March 1, 2005.

If we are unable to increase our market share among national and regional insurance carriers and large, self-funded employers, our results may be adversely affected.

Our business strategy and future success depend in part on our ability to capture market share with our cost containment services as national and regional insurance carriers and large, self-funded employers look for ways to achieve cost savings. We cannot assure you that we will successfully market our services to these insurance carriers and employers or that they will not resort to other means to achieve cost savings. Additionally, our ability to capture additional market share may be adversely affected by the decision of potential customers to perform services internally instead of outsourcing the provision of such services to us. Furthermore, we may not be able to demonstrate sufficient cost savings to potential or current customers to induce them not to provide comparable services internally or to accelerate efforts to provide such services internally. In December 2004, one of our significant group health network services customers informed us that it intends to transition a majority of the services that we currently provide to it to an internal department during 2005. This customer provided us with approximately $19.7 million in revenue from the affected services during the twelve months ended December 31, 2004. If the demand for our cost containment services does not increase, our results may be adversely affected.

If we lose a significant customer, our results may be adversely affected.

Our results may decline if we lose one or more significant customers. Most of our customer contracts permit either party to terminate without cause. If one or more significant customers terminates, or does not renew or extend, their contract with us, our results could be adversely affected. Many organizations in the insurance industry are consolidating; this could result in the loss of one or more of our significant customers through a merger or acquisition. Several large insurers have commenced bankruptcy proceedings in the past few years, and one or more of our significant customers could file for bankruptcy. Additionally, we could lose significant customers due to competitive pricing pressures or other reasons. In particular, we have a number of significant customers in our Network Services segment. Due to the substantial fixed costs in this business segment, the loss of a significant customer could cause a material decline in our profitability and operating performance. In December 2004, one of our significant group health network services customers informed us that it intends to transition a majority of the services that we currently provide to it to an internal department during 2005. This customer provided us with approximately $19.7 million in revenue from the affected services during the twelve months ended December 31, 2004. In 2004, our four largest customers provided approximately 5.1%, 4.6%, 4.1%, and 4.1%, respectively, of our total consolidated revenue.

If we are unable to acquire or develop occupational healthcare centers in new markets, our results may be adversely affected.

If we are not successful in our acquisition and development of occupational healthcare centers, we may miss opportunities to expand our Health Services segment or to cross-sell our network and care management services. Our ability to acquire additional occupational healthcare centers may be limited by a lack of attractive acquisition opportunities, a shortage of acceptable properties for such use, an inability to buy or lease such properties at an acceptable price, or a shortage of qualified medical personnel to staff new facilities in any particular location. In addition, if we fail to expand the reach of our provider network, we will be at a competitive disadvantage and our results may suffer.

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

any of which could have a material adverse effect on our financial condition and results of operations.

Additionally, a strategy of growth by acquisitions and joint ventures involves numerous risks, including:

•	difficulties integrating acquired personnel and harmonizing distinct corporate cultures into our current businesses;

•	diversion of our management’s time from existing operations; and

•	potential losses of key employees or customers of acquired companies.

We cannot assure you that we will be able to identify suitable candidates or negotiate and consummate suitable acquisitions or joint ventures. Also, we cannot assure you that we will succeed in obtaining financing for any future acquisitions or joint ventures at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility or other unfavorable terms. Even if we are successful in consummating acquisitions or joint ventures, we may not succeed in developing and achieving satisfactory operating results for the acquired businesses or integrating them into our existing operations. Further, the acquired businesses may not produce returns that justify our related investment. If our acquisitions or joint ventures are not successful, our ability to increase revenue, cash flows, and earnings through future growth may be impaired.

If we incur material liabilities as a result of acquiring companies, our operating results may be adversely affected.

We may acquire companies that have material liabilities for failure to comply with healthcare laws and regulations or for other past activities. Although we maintain various types of business insurance, we do not currently maintain insurance specifically covering any unknown or contingent liabilities that may occur after the acquisition of businesses. In addition, any indemnification provisions that we obtain in connection with such acquisitions may not be adequate to protect us, either because of limits or deductibles, or due to the credit quality of the indemnitor. If we incur these liabilities and are not adequately indemnified or insured for them, our operating results and financial condition may be adversely affected.

We are subject to risks associated with acquisitions of intangible assets.

Our acquisition of occupational healthcare centers and other businesses may result in significant increases in our intangible assets relating to goodwill. We regularly evaluate whether events and circumstances have occurred indicating that any portion of our goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, we may be required to reduce the carrying value of these assets. During the third quarter of 2004, we determined that an impairment of goodwill for our Care Management Services reporting unit had occurred. Accordingly, we recorded a $36.0 million goodwill impairment charge in the third quarter of 2004. At December 31, 2004, we had $445.4 million of goodwill, with approximately $10.1 million related to the Care Management Services reporting unit. Due to the continuing uncertainties and operational reviews that are being conducted within our Care Management Services segment, we could incur additional charges in future periods. We cannot currently estimate the timing and amount of any such charges.

If we are unable to manage growth, we may be unable to achieve our expansion strategy.

The success of our business strategy depends in part on our ability to expand our operations in the future. Our growth has placed, and will continue to place, increased demands on our management, our operational and financial information systems, and other resources. Further expansion of our operations will require substantial financial resources and management attention. To accommodate our past and anticipated future growth, and to compete effectively, we will need to continue to improve our management, to implement our operational and financial information systems, and to expand, train, manage, and motivate our workforce. Our personnel, systems, procedures, or controls may not be adequate to support our operations in the future. Further, focusing our financial resources and diverting management’s attention to the expansion of our operations may negatively impact our financial results. Any failure to improve our management, to implement our operational and financial information systems, or to expand, train, manage, or motivate our workforce may reduce or prevent our growth.

If we are unable to leverage our information systems to enhance our outcome-driven service model, our results may be adversely affected.

To leverage our knowledge of workplace injuries, treatment protocols, outcomes data, and complex regulatory provisions related to the workers’ compensation market, we must continue to implement and enhance information systems that can analyze our data related to the workers’ compensation industry. We frequently upgrade existing operating systems and are updating other information systems that we rely upon in our operating segments. We have detailed implementation schedules for these projects that require extensive involvement from our operational, technological, and financial personnel. Delays or other problems we might encounter in implementing these projects could adversely affect our ability to deliver streamlined patient care and outcome reporting to our customers.

If our data processing is interrupted or our licenses to use software are revoked, our ability to operate our business could be adversely affected.

Many aspects of our business are dependent upon our ability to store, retrieve, process, and manage data, and to maintain and upgrade our data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors, or other technological problems could impair our ability to provide certain services. Some of the software that we use in our medical bill review operation is licensed from Ingenix, Inc. under a nonexclusive license. Termination of this license could disrupt, and could result in our inability to operate, certain aspects of our business, including our ability to review medical bills effectively, thereby adversely affecting our revenue and overall profitability. In addition, although there are substitute software packages available and we have the right to acquire a perpetual license covering the Ingenix, Inc. software, there can be no assurance that we would be able to obtain and integrate successfully any replacement software.

If competition increases, our growth and profits may decline.

The market to provide occupational healthcare services is highly fragmented and competitive. Historically, our primary competitors have typically been independent physicians, hospital emergency departments, and hospital-owned or hospital-affiliated medical facilities. As managed care techniques continue to gain acceptance in the occupational healthcare marketplace, however, we believe that our competitors will increasingly consist of nationally-focused workers’ compensation managed care service companies, specialized provider groups, insurance companies, health management organizations, and other significant providers of managed care products. These organizations may be significantly larger than we are and have greater financial and marketing resources than we do. We cannot assure you that we will be able to compete effectively against these organizations in the future.

Because the barriers to entry in our geographic markets are not substantial and our current customers have the flexibility to move easily to new healthcare service providers, we believe that the addition of new competitors may occur relatively quickly. Some of our contracted physicians and other healthcare providers may elect to compete with us by offering their own products and services to our customers. In addition, significant merger and acquisition activity has occurred in our industry as well as in industries that supply products to us, such as the hospital, physician, pharmaceutical, medical device, and health information systems industries. If competition within our industry intensifies, our ability to retain customers or physicians, or maintain or increase our revenue growth, pricing flexibility, control over medical cost trends, and marketing expenses may be compromised.

The markets for our Network Services and Care Management Services segments are also fragmented and competitive. Our competitors include national managed care providers, preferred provider networks, smaller independent providers, and insurance companies. Companies that offer one or more workers’ compensation managed care services on a national basis are our primary competitors. We also compete with many smaller vendors who generally provide unbundled services on a local level, particularly companies with an established relationship with a local insurance company adjuster. In addition, several large workers’ compensation insurance carriers offer managed care services for their customers, either by performance of the services in-house or by outsourcing to organizations like ours. If these carriers increase their performance of these services in-house, our business may be adversely affected. In addition, consolidation in the industry may result in carriers performing more of such services in-house.

If lawsuits against us are successful, we may incur significant liabilities.

Our affiliated physician associations and some of our employees are involved in the delivery of healthcare and related services to the public. We charge our customers for these services on a fee-for-service basis. In providing these services, the physicians in our affiliated physician associations, some employees and, consequently, our companies are exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in significant liabilities that may exceed our insurance coverage and the financial ability of our affiliated physician associations to indemnify us. Further, plaintiffs have proposed expanded theories of liability against managed care companies as well as against employers who use managed care in workers’ compensation cases that, if established and successful, could discourage the use of managed care in workers’ compensation cases and may reduce either the number of cases referred to us for treatment or the rates we charge for our services.

We provide to insurers and other payors of health care costs managed care programs that utilize preferred provider organizations and computerized bill review programs. Health care providers have brought against the Company and its clients individual and class action lawsuits challenging such programs. If such lawsuits are successful, we may incur significant liabilities.

Through our Network Services and Care Management Services segments, we make recommendations about the appropriateness of providers’ proposed medical treatment plans for patients throughout the country. As a result, we could be subject to claims arising from any adverse medical consequences. Although plaintiffs have not to date subjected us to any claims or litigation relating to the grant or denial of claims for payment of benefits or allegations that we engage in the practice of medicine or the delivery of medical services, we cannot assure you that plaintiffs will not make such claims in future litigation. We also cannot assure you that our insurance will provide sufficient coverage or that insurance companies will make insurance available at a reasonable cost to protect us from significant future liability.

The increased costs of professional and general liability insurance may have an adverse effect on our profitability.

The cost of commercial professional and general liability insurance coverage has risen significantly in the past several years, and this trend may continue. In addition, if we were to suffer a material loss, our costs may increase over and above the general increases in the industry. In an effort to contain the costs associated with our professional liability coverage, we formed a self-insurance, or captive, arrangement in December 2004 to partially self-insure for professional liability costs effective January 1, 2005. The captive arrangement, combined with excess coverage, provides insurance on a per claim basis. Under this program, we would retain more risk for professional liability costs and cash requirements, including settlements and claims expenses, than under third party coverage. If the costs associated with insuring our business continue to increase, it may adversely affect our business. We believe our current level of insurance coverage is adequate for a company of our size engaged in our business.

If the average annual growth in nationwide employment does not offset declines in the frequency of workplace injuries and illnesses, then the size of our market may decline and adversely affect our ability to grow.

Approximately 69% of our revenue in 2004 was generated from the treatment or review of workers’ compensation claims. The rate of injuries that occur in the workplace has decreased over time. Although the overall number of people employed in the workplace has generally increased, this increase has only partially offset the declining rate of injuries and illnesses. Our business model is based, in part, on our ability to expand our relative share of the market for the treatment and review of claims for workplace injuries and illnesses. If nationwide employment does not increase or experiences periods of decline, our ability to expand our revenue and earnings may be adversely affected. Additionally, if workplace injuries and illnesses continue to decline at a greater rate than the increase in total employment, the number of claims in the workers’ compensation market will decrease and may adversely affect our business.

We may not be able to recruit and retain sufficient qualified physicians to serve as affiliated physicians or independent contractors.

We are dependent upon our ability to recruit and retain qualified physicians to our affiliated professional groups to provide services to our existing centers and to expand our business. We compete with many types of health care providers, including teaching, research, and government hospitals and institutions, and other practice groups, for the services of qualified physicians. We may not be able to continue to recruit new physicians or renew contracts with existing physicians on acceptable terms. If we do not do so, our ability to serve our existing or new centers may be adversely affected.

A significant number of our affiliated physicians may leave our affiliated practices, or our affiliated professional groups may be unable to enforce the non-competition covenants of departing physicians.

Our affiliated professional groups typically enter into employment agreements with our affiliated physicians that can be terminated without cause by either party upon prior written notice. In addition, substantially all of our affiliated physicians have agreed not to compete within a specified geographic area for a certain period after termination of employment. Although we believe that the non-competition covenants of our affiliated physicians are reasonable in scope and duration and are therefore enforceable under applicable state law, if a substantial number of our affiliated physicians leave our affiliated professional groups or we are unable to enforce the non-competition covenants in the employment agreements, our business, financial condition, and results of operations may be adversely affected. We cannot predict whether a court or arbitration panel would enforce these covenants.

Regulatory authorities or other parties may assert that, in conducting our business, we may be engaged in unlawful fee splitting or the corporate practice of medicine.

The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-physician entities, such as our subsidiaries, from practicing medicine and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. We believe our current and planned activities do not constitute fee-splitting or the unlawful corporate practice of medicine as contemplated by these laws. However, there can be no assurance that future interpretations of such laws will not require structural and organizational modification of our existing relationships with the practices. In addition, statutes in some states in which we do not currently operate could require us to modify our affiliation structure. If we violate these laws, we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our contractual arrangements with our affiliated physicians.

We have experienced a decline in the performance of our Care Management Services business.

We have experienced a general decline in the revenue and operating performance of our Care Management Services, or CMS, reporting unit. CMS revenue declined 12.6% for the twelve months ended December 31, 2004 as compared to 2003. CMS’s operating loss was $39.6 million for the twelve months ended December 31, 2004 as compared to operating income of $2.5 million for the twelve months ended December 31, 2003. The operating loss in 2004 included $41.7 million from the loss on impairment of goodwill and long-lived assets. We believe that the performance decline has been due to the following factors:

•	the lingering effects of the downturn in the national economy and its corresponding effect on the number of workplace injuries that have become longer-term disability cases;

•	increased regional and local competition from providers of managed care services;

•	a possible reduction by insurers on the types of services provided by our CMS business;

•	the closure of offices and continuing consolidation of our CMS operations; and

•	employee turnover, including management personnel, in our CMS business.

In the past, these factors have all contributed to the lowering of our long-term outlook for our CMS reporting unit. If some or all of these conditions continue, we believe that the performance of our CMS reporting unit could continue to decline.

We operate in an industry that is subject to extensive federal, state, and local regulation, and changes in law and regulatory interpretations could reduce our revenue and profitability.

The healthcare industry is subject to extensive federal, state, and local laws, rules, and regulations relating to, among other things:

•	payment for services;

•	conduct of operations, including fraud and abuse, anti-kickback prohibitions, physician self-referral prohibitions, and false claims;

•	operation of provider networks and provision of case management services;

•	protection of patient information;

•	business, facility, and professional licensure, including surveys, certification, and recertification requirements;

•	corporate practice of medicine and fee splitting prohibitions;

•	ERISA health benefit plans; and

•	medical waste disposal and environmental protection.

In recent years, Congress and some state legislatures have introduced an increasing number of proposals to make significant changes in the healthcare system. Changes in law and regulatory interpretations may reduce our revenue and profitability, restrict our existing operations, limit the expansion of our business, or impose new compliance requirements on our industry. At March 1, 2005, several states have legislation pending that may potentially reduce our revenue and profitability:

•	Legislation pending in New Jersey and Colorado would grant workers’ compensation patients the ability to choose their treating providers without restriction, eliminating the ability of employers to direct care into a PPO network. If workers’ compensation patients choose providers other than providers in our PPO network, it may reduce our revenue and profitability.

•	Legislation pending in Illinois proposes to establish a workers’ compensation fee schedule, potentially reducing the level of provider reimbursement, which may reduce our revenue and profitability.

•	Legislation in Nebraska would alter the basis for the state’s workers’ compensation medical fee schedule. Adoption of such legislation may result in a decrease in our revenue and profitability.

•	Legislation in Oklahoma would expand post-industrial accident drug testing, remove statutory language regarding the workers’ compensation medical fee schedule, and make alterations in the state’s workers’ compensation managed care governance, including changes in the employee’s choice of physician and audits of approved managed care programs. Such legislation may require changes in our processes and may reduce revenue and profitability.

•	The Texas legislature is considering numerous workers’ compensation reform proposals, including the elimination of the agency that currently has primary responsibility for regulating the industry. Other proposals would permit the employer to direct the employee to select care from certified provider networks. Such proposals may result in increased costs associated with complying with the new requirements and may reduce our revenue and profitability.

In addition, both federal and state proposed rules may potentially reduce our revenue and profitability:

•	The State of Tennessee has mandated the development of a medical fee schedule, to be developed and become effective by July 1, 2005, that may result in a decrease in our revenue and profitability.

•	Federal rules proposed in 2004 governing use of alternative specimens by the drug testing industry would increase costs associated with staffing, training, equipment expenditures, and procedural changes, and may increase risk of litigation through potential bias and discrimination claims.

Recently, both federal and state government agencies have increased civil and criminal enforcement efforts relating to the healthcare industry. This heightened enforcement activity increases our potential exposure to damaging lawsuits, investigations, and other enforcement actions. Any such action could distract our management and adversely affect our business reputation and profitability.

In the future, different interpretations or enforcement of laws, rules, and regulations governing the healthcare industry could subject our current business practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, and capital expenditure programs, increase our operating expenses, and distract our management. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program payments, suffer civil and criminal penalties, or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources to respond to an investigation or other enforcement action under these laws or regulations.

Workers’ compensation reform legislation in California may adversely affect our financial performance.

As part of a larger workers’ compensation reform package, effective January 1, 2005, California began to allow parties who participate in collectively bargained alternative dispute resolution programs to provide twenty-four hour integrated healthcare, in which the coverage of traditional employer-sponsored health plans is combined with workers’ compensation coverage to provide a single insurance plan and point of entry for work-related and non-work-related health problems. Incorporating workers’ compensation coverage into conventional health plans may adversely affect the market for our services and increase the number of our competitors.

Healthcare providers are becoming increasingly resistant to the application of certain healthcare cost containment techniques; this may cause revenue from our cost containment operations to decrease.

Healthcare providers have become more active in their efforts to minimize the use of certain cost containment techniques and are engaging in litigation to avoid application of certain cost containment practices. Recent litigation between healthcare providers and insurers has challenged certain insurers’ claims adjudication and reimbursement decisions. Although these lawsuits do not directly involve us or any services we provide, these cases may affect the use by insurers of certain cost containment services that we provide and may result in a decrease in revenue from our cost containment business.

Federal regulators have increased their antitrust enforcement activity with respect to certain provider relationships; this may adversely affect our Network Services operations.

Healthcare providers often designate an independent third party to handle communications with healthcare payors regarding provider contracts, commonly referred to as a “messenger model.” Under a messenger model, an independent third party conveys payors’ contract offers to individual providers, each of whom makes an independent decision whether to accept or reject each contract. Inappropriate uses of the messenger model have been the subject of antitrust enforcement activity by the Federal Trade Commission and the U.S. Department of Justice. Messengers may not share sensitive information among providers, facilitate an agreement among competing providers to deal with a payor collectively, or make recommendations to competing providers whether to accept or reject any actual or proposed contract term. Although we are not involved in any enforcement or other action regarding our use of the messenger model, and although we believe that our use of the messenger model complies with applicable law, these enforcement actions may adversely affect our Network Services operations.

The managed care industry receives significant negative publicity that may adversely affect our profitability.

The managed care industry receives significant negative publicity and has been the subject of large jury awards. Examples of this type of negative publicity include public perceptions that managed care results in delays in obtaining health care services, that adequate and proper care may not be delivered to managed care patients, and that health care companies engaged in the managed care business value corporate profits over a patient’s care and well being. This publicity has been accompanied by increased litigation, legislative activity, regulation, and governmental review of industry practices. These factors may:

•	adversely affect our ability to market our products or services;

•	require us to change our products and services; or

•	increase the regulatory burdens under which we operate.

If healthcare reform intensifies competition and reduces the costs associated with workers’ compensation claims, the rates we charge for our services may decrease and may negatively impact our financial performance.

In the past few years, several states have experienced a decrease in the number of workers’ compensation claims and the total value of claims, which we primarily attribute to:

•	improvements in workplace safety;

•	changes in the type and composition of jobs;

•	intensified efforts by payors to manage and control claim costs;

•	improved risk management by employers; and

•	legislative reforms that have resulted in a reduction in workers’ compensation insurance premiums.

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

The performance of early intervention services, including injury occupational healthcare, first notice of loss or injury, and telephonic case management services, often results in a decrease in the average length of, and the total costs associated with, a healthcare claim. By successfully intervening at an early stage in a claim, the need for additional cost containment services for that claim may often be reduced or even eliminated. As healthcare payors continue to increase their utilization of early intervention services, the revenue from our later stage network and care management services may decrease.

Future cost containment initiatives undertaken by state workers’ compensation commissions and other third-party payors may adversely affect our financial performance.

Initiatives undertaken by state workers’ compensation commissions, major insurance companies, and other payors to contain both workers’ compensation and non-injury occupational healthcare costs may adversely affect the financial performance of our occupational healthcare centers. State workers’ compensation commissions seek to control healthcare costs by reducing prescribed rates of reimbursements. Insurance companies and other third-party payors contract with hospitals and other healthcare providers to obtain services on a discounted basis. We believe that these cost containment measures may continue and, if so, would limit reimbursements for healthcare services that we provide to our customers. If state workers’ compensation commissions or payors from whom we receive payments reduce the amounts they pay us for healthcare services, our revenue, profitability, and financial condition may be adversely affected.

Changes in state laws, rules, and regulations, including those governing the corporate practice of medicine, fee splitting, workers’ compensation, and insurance laws, rules, and regulations, may affect our ability to expand all our operations into other states and, therefore, may reduce our profitability.

State laws, rules, and regulations relating to our business vary widely from state to state, and courts and regulatory agencies have seldom interpreted them in a way that provides guidance with respect to our business operations. Changes in these laws, rules, and regulations may adversely affect our profitability. In addition, the application of these laws, rules, and regulations may affect our ability to expand our operations into new markets.

Workers’ compensation laws, rules, and regulations are complex and vary from state to state. These laws, among other things, establish requirements for physicians providing care to workers’ compensation patients, set reimbursement levels for healthcare providers, limit or restrict the rights of employers to direct an injured employee to a specific provider, and require licensing of businesses that provide medical review services. Changes in these laws, rules, and regulations may adversely affect our profitability and our ability to expand our operations into new markets.

Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities like ours and licensed professionals and professional organizations, particularly with respect to fee splitting between a licensed professional or professional organization and an unlicensed person or entity. Although we believe that our arrangements with our affiliated physicians and physician associations comply with applicable laws, a government agency charged with enforcement of these laws, or a private party, might assert a contrary position. If our arrangements with these physicians and physician associations were deemed to violate state corporate practice of medicine or fee splitting laws, or if new laws were enacted rendering our arrangements illegal, we and/or our affiliated physician groups would be subject to penalties and/or we could be required to restructure these arrangements, all of which may result in significant costs to us and affect our profitability.

In addition, state agencies regulate the managed care, auto insurance, and workers’ compensation industries. Many states have enacted laws that require:

•	licensing, certification, and approval of businesses that provide medical review and utilization review services;

•	certification of managed care plans;

•	managed care entities to provide reasonable access and availability of specified types of healthcare providers, care management, and utilization review, return-to-work programs, quality assurance programs, the use of treatment guidelines, and grievance procedures;

•	licensing of provider networks; and

•	the prompt payment of claims.

Changes in these laws, rules, and regulations may also adversely affect our business and profitability.

Federal and state legislative and regulatory initiatives relating to patient privacy and federal legislative and regulatory initiatives relating to the use of standard transaction code sets have required us and will continue to require us to spend substantial sums of money on the acquisition and implementation of new information systems, which could negatively impact our profitability.

There are currently numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, HIPAA contains provisions that may require us to implement expensive new computer systems and business procedures designed to protect the privacy and security of our patients’ individual health information. Compliance with the privacy standards was required by April 14, 2003. The privacy standards require covered entities to implement certain procedures to govern the use and disclosure of protected health information and to safeguard such information from inappropriate access, use, or disclosure. Protected health information includes individually identifiable health information, such as an individual’s medical records, transmitted or maintained in any format, including paper and electronic records.

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

Compliance with these standards has required significant commitment and action by us and we expect that it will continue to do so. Because the final regulations for the privacy standards have been effective for two years and the security regulation compliance date is not until April 21, 2005, we cannot predict the total financial impact of the regulations on our operations.

Demand for our network services may be adversely affected if our prospective network services clients are unable to implement the transaction and security standards required under HIPAA.

For some of our network services, we routinely implement electronic data connections to our customers’ locations that enable the exchange of information on a computerized basis. To the extent that our clients do not have sufficient personnel to implement the transaction and security standards required by HIPAA or to work with our information technology personnel in the implementation of our electronic interfaces, the demand for our network services may be adversely affected.

We may not be able to comply with Section 404 of the Sarbanes-Oxley Act in the future.

The Sarbanes-Oxley Act of 2002 has imposed many new requirements on public companies regarding corporate governance and financial reporting, including a requirement that management provide a report on its internal control over financial reporting, and for its auditors to attest to management’s report. We have devoted substantial time and resources to the documentation and testing of our controls, and to implementing remedial efforts as required. Although we are not currently subject to these reporting obligations, we are filing with this annual report on Form 10-K both our internal management report and our auditor’s attestation report for the fiscal year ending December 31, 2004. However, in the future, we or our auditors could identify significant deficiencies or material weaknesses in our internal control over financial reporting that would not allow us to provide management’s report or to obtain our auditor’s attestation. Our inability to provide this report or obtain this attestation may cause investors, creditors, customers, suppliers, or others to lose confidence in the accuracy of the our financial reporting, which may in turn negatively affect our ability to conduct operations and to secure financing, and may require additional expenditures to meet the requirements. In addition, our ability to report financial results on a timely and accurate basis may be adversely affected.

Changes in the federal Anti-Kickback Statute and Stark Law and/or similar state laws, rules, and regulations may adversely affect our profitability and ability to expand our operations.

The federal Anti-Kickback Statute prohibits the offer, payment, solicitation, or receipt of any form of remuneration in return for referring items or services payable by Medicare, Medicaid, or any other federally funded healthcare program. Additionally, the Anti-Kickback Statute prohibits any form of remuneration in return for purchasing, leasing, ordering or arranging for, or recommending the purchasing, leasing, or ordering of items or services payable by Medicare, Medicaid, or any other federally funded healthcare program. The Anti-Kickback Statute is very broad in scope, and existing case law and regulations have not uniformly or definitively interpreted many of its provisions. Violations of the Anti-Kickback Statute may result in substantial civil or criminal penalties, including imprisonment of up to five years, criminal fines of up to $25,000, civil monetary penalties of up to $50,000 for each violation plus three times the remuneration involved or the amount claimed, and exclusion from participation in the Medicare and Medicaid programs.

The federal physician self-referral law, commonly referred to as the Stark Law, prohibits, subject to certain exceptions, physicians from making referrals of a Medicare or Medicaid beneficiary for a “designated health service” to an entity if the physician or an immediate family member has a financial relationship with the entity. Some of the services our affiliated physicians and physician associations provide include designated health services. A violation of the Stark Law could result in repayment of amounts collected for services furnished pursuant to an unlawful referral, the imposition of civil monetary penalties, and exclusion from participation in the Medicare and Medicaid programs.

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

Although our operations and arrangements with our affiliated physicians and physician associations have been structured in an attempt to comply with the federal Anti-Kickback Statute and the Stark Law and similar state laws, a government agency or a private party could assert a contrary position. Additionally, new federal or state laws may be enacted that would cause our arrangements with our affiliated physicians and physician associations to be illegal or result in the imposition of fines and penalties against us.

We are considering allowing our physical therapists to participate in Medicare on some basis, which may subject us to additional regulation and scrutiny.

Although less than 0.1% of our revenue is derived from Medicare or Medicaid reimbursements, we are considering allowing our physical therapists to participate in Medicare on some basis. If we do begin to participate in Medicare, any change in the laws, regulations, or policies governing reimbursements could adversely affect our operations. State and federal civil and criminal statutes also impose substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or erroneously bill governmental or other third-party payors for healthcare services. We believe we are in material compliance with such laws, but we have no assurance that our activities will not be challenged or scrutinized by governmental authorities.

Our senior management has been key to our growth, and we may be adversely affected if we lose any member of our senior management.

We are highly dependent on our senior management. Although we have employment agreements with each member of our senior management, we do not maintain “key man” life insurance policies on any of them. Because our senior management has contributed greatly to our growth, the loss of key management personnel or our inability to attract, retain, and motivate sufficient numbers of qualified management personnel could have a material adverse effect on us. In October 2004, we accepted the resignation of our President and Chief Operating Officer. Daniel J. Thomas, our Chief Executive Officer and one of our directors, has assumed the role of President.

Changes in insurers’ claims adjudication practices and reimbursement decisions may adversely affect our financial performance.

Recent litigation between healthcare providers and insurers has challenged the insurers’ claims adjudication practices and reimbursement decisions. Although we are not a party to any of these lawsuits, nor do they involve any of the services we provide, this type of challenge could affect insurers’ use of cost containment services.

ITEM 2. PROPERTIES

Our principal corporate office is in Addison, Texas, and we lease space in this site pursuant to a lease agreement expiring in 2014. We also maintain important divisional offices in the following locations: Naperville, Illinois; Burlington, Massachusetts; Charlestown, Massachusetts; and Franklin, Tennessee.

Except for nine properties we own (including one building located on leased land), we lease all of our more than 400 offices, including our occupational healthcare centers. We believe that our facilities are adequate for our current needs and that suitable additional space will be available to us on commercially reasonable terms as and when required.

ITEM 3. LEGAL PROCEEDINGS

In January 2005, a wholly owned subsidiary of the Company, Concentra Integrated Services, Inc. (“CISI”), received a subpoena from the Office of the Attorney General of the State of New York (“NYAG”). The subpoena requests documents and information regarding CISI’s relationships with third party administrators and health care providers in connection with the NYAG’s review of contractual relationships in the workers’ compensation segment of the insurance industry. CISI has been in discussions with the NYAG concerning its response to the subpoena, and CISI intends to cooperate fully with the investigation.

We are a party to certain claims and litigation in the ordinary course of business. We are not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2004, no matter was submitted to a vote of security holders, either at a meeting of security holders or by a solicitation of consents from security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of the equity securities of either Concentra Operating or Concentra Holding. Concentra Operating does not issue any of its equity securities in conjunction with an equity compensation plan. As of March 1, 2005, Concentra Holding was the only holder of Concentra Operating common stock. During the two-year period ending December 31, 2004, Concentra Operating and Concentra Holding each declared one dividend. In May 2004, Concentra Operating declared a $97.3 million dividend to Concentra Holding, $96.0 million of which was paid to Concentra Holding’s stockholders and $1.3 million of which will be paid on a deferred basis to the holders of Concentra Holding’s deferred share units. In May 2004, Concentra Holding declared a $2.70 per share dividend to its common stockholders, and declared a $2.70 per share dividend to holders of its deferred share units. See Item 11, “Executive Compensation,” for a discussion of Concentra Holding’s equity compensation plan. During the fourth quarter of 2004, neither Concentra Operating nor Concentra Holding made repurchases of its equity securities.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Statement of Operations Data:
Revenue	$1,102,250	$1,050,688	$999,050	$856,903	$762,239
Cost of services	854,142	817,325	811,436	685,918	607,579

Gross profit	248,108	233,363	187,614	170,985	154,660
General and administrative expenses	130,263	122,949	106,222	81,631	66,491
Amortization of intangibles	3,234	3,933	3,776	15,746	14,628
Loss on impairment of goodwill and long-lived assets	41,682	—	—	—	—
Unusual charges (gains)(1)	(96)	—	(1,200)	546	—
Charges for acquisition of affiliate	—	—	—	5,519	—

Operating income	73,025	106,481	78,816	67,543	73,541
Interest expense, net	55,606	56,318	63,582	66,398	67,984
(Gain) loss on change in fair value of hedging arrangements (2)	—	(9,869)	7,589	13,602	9,586
Loss on early retirement of debt	14,105	7,837	7,894	—	—
Loss on acquired affiliate, net of tax	—	—	—	5,833	262
Other, net	3,043	2,692	(1,275)	(3,640)	(1,931)

Income (loss) before taxes and cumulative effect of accounting change	271	49,503	1,026	(14,650)	(2,360)
Provision for income taxes	10,246	6,214	10,634	3,757	4,362

Income (loss) before cumulative effect of accounting change	(9,975)	43,289	(9,608)	(18,407)	(6,722)
Cumulative effect of accounting change, net of tax (3)	—	—	—	—	2,817

Net income (loss)	$(9,975)	$43,289	$(9,608)	$(18,407)	$(9,539)

Balance Sheet Data:
Working capital	$112,395	$117,427	$102,459	$80,747	$119,649
Total assets	853,340	887,531	861,113	862,605	681,836
Total debt	734,204	659,234	479,826	562,481	561,562
Total stockholder’s equity (deficit)	$(62,866)	$44,010	$170,716	$86,705	$(5,329)

(1)	See “Note 5. Acquisitions and Unusual Charges” to the Company’s consolidated financial statements.
(2)	See “Note 2. Summary of Significant Accounting Policies” to the Company’s consolidated financial statements.
(3)	Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission in the fourth quarter of 2000, required the Company to recognize revenue from its post-payment bill review services effectively on a cash basis. Prior to adoption of this standard, the Company recognized this revenue as savings were identified for its clients. The cumulative charge recognized in 2000 from this change in accounting principle was $2.8 million, net of tax effect of $2.3 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements. See page 3 for a detailed explanation of forward-looking statements relied upon in this report. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results may differ materially from those expressed in forward-looking statements because of assumptions, risks, and uncertainties, including the risk factors discussed in detail in Item 1, “Business,” including “Risk Factors.” This discussion and analysis should be read in conjunction with our audited consolidated financial statements.

Executive Summary

During 2004, due in part to improving national employment trends and increased volumes from new clients, we achieved revenue and earnings growth as compared to 2003. Due to the high concentration of our services that relate to the nation’s employed workforce, changes in employment can have a direct influence on the underlying demand for our services.

During 2004, we achieved overall revenue growth of 4.9% from the prior year due to growth in our Health Services and Network Services business segments, partially offset by a decline in the revenue in our Care Management Services business segment. Our Health Services segment grew primarily due to increased visits to our centers. Revenue in our Network Services segment continued to grow primarily due to higher comparative group health and workers’ compensation bill review volumes. However, our rate of revenue growth was slowed in part due to the effects of changes made to the workers’ compensation fee schedule in the State of California in early 2004. Revenue in our Care Management Services segment continued to decline in 2004 due in part to the effects of past declines in the national employment rate and the related decline in the number of workplace injuries that have become longer-term disability cases. Additionally, we experienced revenue declines in our independent medical exams and case management services associated with client referral volume decreases due to the effects of our continuing consolidation of operations, increased competition on a regional and local level, and a potential reduction in the reliance by insurers on independent medical exams and case management services.

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

Our Health Services and Network Services business segments provide higher gross and operating margins than does our Care Management Services business segment. In 2004, our Network Services gross margin decreased as compared to the prior year due primarily to a shift in the mix of our business to our relatively lower margin bill review services and the effects of the California fee schedule change. However, our gross profit for this segment increased on a year-over-year basis primarily due to increases in our relatively higher margin out-of-network medical providers’ bill review services. Our overall gross profit increased 6.3% for 2004 over the prior year primarily due to growth in our Health Services segment. While we will continue to seek measures that will minimize our costs of doing business, in future periods our growth in operating earnings may become increasingly dependent on our ability to increase revenue.

During 2004, we continued our focus on working capital management and on reducing our overall cost of indebtedness. We provided $98.9 million in cash flow from operating activities in 2004, which was primarily a result of our positive operating results. Our days sales outstanding on accounts receivable (“DSO”) increased to 61 days as compared to 58 days at the same time in the prior year, primarily due to an increase of the DSO of our Network Services business.

Overview

We are a leading provider of workers’ compensation and other occupational healthcare services in the United States. We offer our customers a broad range of services designed to improve patient recovery and to reduce the total costs of healthcare. In 2004, we serviced over 5.9 million patient visits, reviewed and repriced over $14.0 billion in medical bills, and managed or reviewed over 301,000 cases. Our initial treatment of workplace injuries and illnesses accounts for approximately 8% of total reported workplace injuries in the United States. The knowledge we have developed in improving workers’ compensation results for our customers has enabled us to expand successfully into other industries, such as group health and auto insurance, where payors of healthcare and insurance benefits are also seeking to reduce costs.

We believe we are the largest outsource provider of occupational healthcare improvement and cost containment services in the nation. Through our nationwide network of occupational healthcare centers, we serve more than 136,000 employer locations. We also provide services to over 3,700 insurance companies, group health plans, third-party administrators, and other healthcare payors. These payors and our employer customers provide virtually all of our revenue, with less than 0.1% of our revenue derived from Medicare or Medicaid reimbursement.

In August 2003, we completed a series of refinancing transactions (the “2003 Refinancing Transactions”) that included issuing $150.0 million aggregate principal amount of 9½% senior subordinated notes and entering into a $435.0 million senior secured credit facility. The credit facility consisted of a $335.0 million term loan facility and a $100.0 million revolving loan facility. We used the proceeds from the 9½% senior subordinated notes offering, together with borrowings under our credit facility and cash on hand, to (1) repay the $335.2 million of outstanding indebtedness under our previous credit facility, (2) terminate previously existing hedging arrangements valued at $23.6 million, (3) transfer $141.2 million of cash proceeds to our parent, Concentra Inc. (“Concentra Holding”), to enable it to redeem a portion of its 14% senior subordinated debentures, (4) pay $4.6 million of accrued interest on the previous credit facility and hedging arrangements, and (5) pay approximately $11.4 million of related fees and expenses. In connection with the termination of the previous credit facility as part of the 2003 Refinancing Transactions, we recorded approximately $7.8 million of debt extinguishment costs in the third quarter of 2003 for the write-off of related deferred financing fees and other expenses. In October 2003, we completed an exchange offer in which we exchanged the 9½% senior subordinated notes for notes that were registered under the Securities Act of 1933.

In November 2003, we issued an additional $30.0 million aggregate principal amount of our 9½% senior subordinated notes. These notes were issued at 106.5% of their face value, resulting in the receipt of $2.0 million in additional gross proceeds. We used these proceeds, together with cash on hand, to (1) transfer $52.8 million of cash proceeds to our parent, Concentra Holding, to enable it to redeem all of its remaining outstanding 14% senior discount debentures, and (2) pay approximately $1.8 million of related fees and expenses. Additionally, Concentra Holding extended the maturity of its $55.0 million bridge loan from June 2004 to March 2005.

In May 2004, we completed a cash tender offer and consent solicitation for any and all of our 13% senior subordinated notes in which we received tenders and related consents from holders of approximately 80% of our outstanding 13% senior subordinated notes. Additionally, Concentra Holding extended the maturity of its $55.0 million bridge loan from March 2005 to March 2007.

In June 2004, we completed a series of financing transactions that included issuing $155.0 million of 9 1/8% senior subordinated notes due 2012 and amending our credit facility to borrow an additional $70.0 million in incremental term loans. We used the proceeds from the notes’ issuance and the term loan along with cash on hand to: (1) purchase $114.9 million principal amount of our 13% senior subordinated notes, pay $4.7 million of accrued and unpaid interest and pay $9.8 million of tender offer premiums and consent payments, (2) declare a dividend of $97.3 million to our parent company, Concentra Holding, and (3) pay $9.8 million of associated fees, expenses and compensatory costs. These transactions allowed us to lower the interest rate on our debt and allowed Concentra Holding to pay a dividend to its stockholders. In January 2005, we completed an exchange offer in which we exchanged the 9 1/8% senior subordinated notes for notes that were registered under the Securities Act of 1933.

In August 2004, we redeemed the remaining $27.6 million principal amount of our 13% senior subordinated notes and paid $1.8 million in call premiums. We also completed an additional amendment to our credit facility to extend the maturity by one year to 2010 and to reduce the effective interest rate of borrowing under that facility.

Business Segments

We provide our services through three operating segments: Health Services, Network Services and Care Management Services. Through our Health Services segment we treat workplace injuries and perform other occupational healthcare services. As of March 1, 2005, we provided these services through our 264 owned and managed centers, located in more than 80 markets within 34 states. Approximately 680 affiliated primary care physicians, as well as affiliated physical therapists, nurses and other healthcare providers, perform professional services at our centers. Our Network Services segment offers services designed to assist insurance companies and other payors in the review and reduction of the bills they receive from medical providers. We estimate that, during 2004, this segment enabled our customers to reduce their medical expenses by approximately $2.5 billion. Our Care Management Services segment offers services designed to monitor cases and facilitate the return to work of injured employees who have been out of work for an extended period of time due primarily to a work-related illness or injury.

The following table provides certain information concerning our occupational healthcare centers:

	Year Ended December 31,
	2004	2003	2002
Centers at the end of the period (1)	257	250	244
Centers acquired during the period (2)	7	6	3
Centers developed during the period	—	—	1

(1)	Does not include the centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.
(2)	Represents centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period. We acquired three centers, six centers, and four centers that were subsequently consolidated into existing centers during the years ended December 31, 2004, 2003, and 2002, respectively.

Significant Acquisitions

In December 2002, we acquired Em3 Corporation (“Em3”), a privately-held company located in Addison, Texas, in a transaction valued at $30.7 million. Following its inception in 2000, Em3 established a nationwide network of primary care physicians specializing in occupational healthcare, and its proprietary information systems and approach to the integration and management of workers’ compensation care attracted several large national employers as its clients. Under the terms of the transaction, our parent issued approximately $30.1 million of its common stock to Em3’s equity holders through an exchange of its common stock for substantially all the assets and liabilities of Em3. Concurrently with the closing of the acquisition, our parent contributed the assets and liabilities of Em3 to us and we subsequently repaid $0.6 million of Em3’s indebtedness to its largest stockholder, Welsh, Carson, Anderson & Stowe (“WCAS”). The repayment of this indebtedness was financed through the use of cash on hand and by drawing down our existing revolving credit line.

In December 2002, we also acquired OccMed Systems, Inc. (“OccMed”), a privately-held company located in Addison, Texas, in a transaction valued at $16.6 million. OccMed, established in 2001, developed 12 occupational healthcare centers across six geographic markets in the United States. Under the terms of the transaction, our parent issued approximately $12.8 million of its common stock for OccMed’s assets and liabilities. Concurrent with this acquisition, our parent contributed the OccMed assets and liabilities to us, and we repaid $1.0 million of OccMed’s indebtedness to its largest stockholder, WCAS, and $2.8 million of other indebtedness. This repayment was financed through the use of cash on hand and by drawing down our existing revolving credit line.

Because we are controlled by our primary stockholder, WCAS, and because WCAS also owned approximately 66% of Em3 and 69% of OccMed, the acquisition accounting for both acquisitions is viewed as a reorganization of entities under common control. Accordingly, we recorded Em3’s and OccMed’s assets and liabilities as if WCAS contributed its 66% and 69% respective interests in Em3 and OccMed to us at its historical cost. We accounted for the remaining 34% of Em3 and 31% of OccMed under the purchase method of accounting, whereby assets and liabilities were “stepped-up” to fair value; any purchase price in excess of the amounts allocated to identifiable intangible assets acquired was allocated to goodwill. The effective date of these acquisitions was December 1, 2002.

In accordance with existing accounting requirements, we accounted for these acquisitions in a manner similar to a pooling, whereby we retroactively restated our historical financial statements to consolidate the historical results of Em3 and OccMed beginning with the period each entity was under the control of WCAS, which was 2000 for Em3 and 2001 for OccMed. The equity interests of other investors, which were 34% for Em3 and 31% for OccMed, have been reflected as a “minority interest” in our financial statements for periods prior to the date of the acquisitions. In connection with the Em3 acquisition, we expensed approximately $0.1 million in restructuring costs primarily associated with employee severance and facilities consolidation costs. This amount was expensed pursuant to the standards of entities under common control accounting, and is reflective of the proportionate ownership percentage of WCAS as applied to the total amount of restructuring liabilities that occurred in connection with the acquisition.

During 2003, we began integrating the operations and information systems of Em3 and OccMed within our Health Services segment. This integration involves both the primary operational activities and systems associated with the provision of Em3’s and OccMed’s services, as well as the general and administrative processes of these acquired companies, including their billing and accounts receivable systems. We believe that there has been and will be no appreciable reductions in the overall combined costs of our services and in general and administrative expenses as a result of this integration process.

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of a company’s financial condition and results and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenue and expenses. Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We base these determinations upon the best information available to us during the period in which we are accounting for our results. Our estimates and assumptions could change materially as conditions within and beyond our control change or as further information becomes available. Further, these estimates and assumptions are affected by management’s application of accounting policies. Changes in our estimates are recorded in the period the change occurs. Our critical accounting policies include:

•	revenue recognition;

•	contractual and bad debt allowances;

•	deferred income tax asset valuation allowance;

•	goodwill and other intangible assets;

•	professional liability insurance claims; and

•	acquired assets and liabilities.

The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities. A full description of all of our significant accounting policies is included in “Note 2. Summary of Significant Accounting Policies” in our audited consolidated financial statements.

Revenue Recognition

We generally recognize revenue when there is persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. We reduce revenue for estimated contractual allowances and record any amounts invoiced to the customer in advance of service performance as deferred revenue. We recognize this revenue as the services are performed. The amount of deferred revenue, which is included in accrued liabilities, was $6.0 million and $7.3 million as of December 31, 2004 and 2003, respectively. In addition to the aforementioned general policy, the following are the specific revenue recognition policies of each segment of our operations.

Health Services. Health Services consists of two primary components: (1) workers’ compensation injury care and related services; and (2) non-injury healthcare services related to employer needs or statutory requirements. We recognize revenue for both of these services as the services are performed. The provider reimbursement methods for workers’ compensation injury care and related services vary on a state-by-state basis. Currently, 42 states have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are determined by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In the states without fee schedules, healthcare providers are reimbursed based on usual, customary, and reasonable fees charged in the particular state in which the services are provided. We include billings for services in states with fee schedules in revenue net of allowance for estimated differences between our list prices and allowable fee schedule rates. In the states without fee schedules, we include billings for our services in revenue net of allowance for estimated differences between our list prices and amounts allowed as usual, customary, and reasonable. We record adjustments to the allowance based on final payment from the states upon settlement. We record the net revenue amount as accounts receivable. Workers’ compensation laws that govern state fee schedules and define usual, customary, and reasonable charges for healthcare providers are very complex and vary from state to state. Changes in these laws could materially affect our estimated reimbursement levels for our services and the related allowances for differences between our list prices and reimbursed amounts.

Network Services. We derive a significant portion of our Network Services’ revenue from the review and repricing of provider invoices, which determines the appropriate amount of reimbursement to be paid by our clients, including insurers, third-party administrators, and other payors of healthcare costs. Our fees are normally based on the number of charges reviewed, or a percentage of the discounts from original invoiced amounts that we determine. We are also contractually entitled to receive a fixed and determinable portion of the savings identified. We recognize this portion of our Network Services revenue as the services are performed, net of estimated allowances. Credits and chargebacks are significant to our revenue for this segment. Estimated allowances are based upon both client-specific and aggregated factors that include historical billing and adjustment data, client contract terms, and performance guarantees. Changes in these factors and trends could materially affect our estimated revenue. A smaller portion of Network Services revenue relates to retrospective, or post-payment, bill review services. We recognize revenue from our post-payment bill review services when we collect cash because that is when our sales price becomes determinable.

Care Management Services. We recognize revenue for our case management and independent medical examinations businesses as we perform the services. We recognize revenue for care management services on a fee-for-service basis at estimated collectible amounts at the time the services are rendered. Our fees are typically flat fees determined in advance for each type of service we perform. Out-of-pocket costs that are incurred in administering a claim are passed on by us to our clients and are included in revenue.

Contractual and Bad Debt Allowances

We are paid for virtually all our services by insurance companies, third-party administrators, and employers. Accordingly, payments from Medicare, Medicaid, or directly from individual patients constitute less than one percent of our revenue. We maintain allowances for anticipated contractual billing adjustments that our clients or we may make to invoiced amounts. We also maintain allowances for doubtful accounts for estimated losses resulting from clients’ inability to make required payments. We estimate our potential contractual and bad debt allowances, for billed and unbilled receivables, relative to current period service revenue and by considering the current credit-worthiness of our clients, any known specific collection problems, and our assessment of current client conditions. We analyze both client-specific and aggregated historical collection and adjustment data when evaluating the adequacy of the contractual and bad debt allowances. If our clients’ ability to pay deteriorates, additional allowances may be required. Each patient’s status as a client is verified prior to the performance of any procedures at our health centers. Each quarter, we evaluate the adequacy of the assumptions used in determining these allowances and make adjustments as necessary. Changes in estimates are recognized in the period in which they are determined.

We must make significant management judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our past experience will be indicative of future periods. Although we consider future projections when estimating contractual and bad debt allowances, we ultimately make our decisions based on the best information available to us at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for our services could affect our contractual and bad debt allowance estimates, collection of accounts receivable, cash flows and results of operations.

We have improved the degree to which our billing and collection procedures are automated and have increased our focus on billing and collections activity. Our policy is to write off accounts after all collection efforts have failed, typically no longer than one year after the service date. DSO increased to 61 days at December 31, 2004 from 58 days at December 31, 2003. This increase primarily resulted from increases in the DSO for our Network Services business. DSO is computed by dividing accounts receivable, net of allowances, by the average revenue per day for the prior three months.

Our provision for contractual and bad debt allowances amounted to $86.5 million and $76.6 million in 2004 and 2003, respectively. The increase in our provision for contractual and bad debt allowances was primarily due to growth in revenue and to the liquidity and recoverability concerns related to certain customers. Our accounts receivable balance was $219.3 million, prior to contractual and bad debt allowances of $44.0 million as of December 31, 2004.

The estimate for the allowances for contractual adjustments and doubtful accounts is a critical accounting estimate for all of our segments.

Deferred Income Tax Asset Valuation Allowance

Deferred income tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of our deferred income tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and tax credit carryforwards. We evaluate the recoverability of the deferred income tax assets and associated valuation allowance on a regular basis. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We evaluate a variety of factors on a regular basis to determine the amount of deferred income tax assets to recognize in the financial statements, including our recent earnings history, current and projected future taxable income, the number of years our net operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and available tax planning strategies. Based upon our recent operating history and other factors, management determined that it is more likely than not that our deferred income tax assets will be realized with the exception of certain state net operating loss carryforwards for which a valuation allowance was established. In the event of changes in the factors discussed above, we may determine that the realization of the deferred tax asset is different than the net recorded amount. Accordingly, an adjustment to income in future periods could be necessary.

Goodwill and Other Intangible Assets

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors that could trigger an impairment review include:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	a significant decline in our public bond price for a sustained period; or

•	a significant decline in our estimated market capitalization relative to net book value.

If we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The value of these projected discounted cash flows could be subject to change based on differences in the assumptions noted above. Our net identifiable intangible assets and goodwill amounted to $449.7 million as of December 31, 2004.

We use a fair value approach to test goodwill and indefinite life intangibles for impairment. We recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill and indefinite life intangibles exceeds its fair value. We established fair values using projected cash flows. When available and as appropriate, we used comparative market multiples to corroborate projected cash flow results. We completed our annual impairment test in the third quarter of 2002 and 2003. We did not record an impairment charge upon completion of this review. However, the fair value of our Care Management Services segment exceeded its carrying value by approximately 22% for the third quarter of 2003 impairment test, due primarily to this reporting unit’s recent performance trends. During the third quarter of 2004, we determined that an impairment of goodwill for our Care Management Services reporting unit had occurred. Accordingly, we recorded a $36.0 million goodwill impairment charge in the third quarter of 2004. For a further discussion of the goodwill impairment, see “Loss on Impairment of Goodwill and Long-Lived Assets.”

Professional Liability Insurance Claims

We operate, along with virtually all healthcare providers, in an environment with medical malpractice and professional liability risks. The entire primary care segment of the healthcare industry is experiencing a dramatic increase in professional liability costs because of the volume of claims and the large legal settlements based on alleged negligence in providing healthcare. Allowances for professional liability risks, net of amounts payable under insurance policies, were $9.2 million at December 31, 2004. Through December 31, 2004, we were insured for professional liability risks on a claims made basis under traditional insurance policies. We formed a self-insurance, or captive, insurance company in December 2004 to partially self-insure for professional liability costs effective January 1, 2005. The captive arrangement, combined with excess coverage, provides insurance on a per claim basis. We do not have any aggregate excess stop loss protection.

We base our provisions for losses related to professional liability risks upon actuarially determined estimates that incorporate appropriate discount rates. Loss and loss expense allowances represent the present value of the estimated ultimate net cost of all reported and unreported losses incurred. We estimate the allowances for unpaid losses and loss expenses using individual case-basis valuations and statistical analyses. Trends in loss severity and frequency affect these estimates. We continually review and record adjustments for these estimates as experience develops or new information becomes known, however the amounts of any actual losses for professional liability risk may not become known for several years after incurrence. Current operating results include the changes to the estimated allowances. However, due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed our estimates.

Acquired Assets and Liabilities

Our business has grown in part through several strategic acquisitions over the last few years. During 2002, 2003, and 2004, we acquired a total of 16 occupational healthcare centers, Em3 and OccMed. Except for transactions involving related parties (see “Note 5. Acquisitions and Unusual Charges” in our audited consolidated financial statements), the individual assets and liabilities of each acquired company were recorded at fair value, reflecting amounts for tangible assets and liabilities, and intangible assets.

In many cases, we prepare our own internal purchase price allocations and determine the lives of the acquired assets. However, we may also use independent appraisers to assist us in these efforts for our larger or more complex acquisitions. We use several valuation techniques in order to estimate fair values, including discounted cash flow analysis, replacement cost analysis, and market comparables. These methods require significant assumptions regarding market conditions, operational integration issues, and the utilization of the underlying assets that could change in the future and result in a significant impact on our earnings. Additionally, we make estimates of restructuring liabilities incurred in connection with these assets. These estimates involve assumptions relating to the timing and cost of personnel reductions, facility lease charges, and other related exit costs. Because of the inherent nature of these assumptions and techniques, we could experience changes in estimated values that could be significant to our earnings.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 concludes that gains or losses from debt extinguishments used as part of a company’s risk management strategy should not be classified as an extraordinary item, effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, effective for transactions occurring after May 15, 2002. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, effective for financial statements issued on or after May 15, 2002. We adopted the provisions of this pronouncement for all related transactions in the second quarter of 2002.

This adoption did not have a significant impact on our consolidated financial statements. We redeemed $47.5 million of our existing 13% senior subordinated notes in July 2002 and prepaid $25.0 million of our senior term indebtedness in November 2002. Additionally, we terminated our previous credit facility in the third quarter of 2003. We redeemed $114.9 million and $27.6 million of our existing 13% senior subordinated notes in the second and third quarters of 2004, respectively. In accordance with SFAS 145, the related losses from debt extinguishment were included in income from continuing operations in the respective periods of 2002, 2003, and 2004. For a further discussion, see “Note 8. Revolving Credit Facility and Long-Term Debt,” in our audited consolidated financial statements.

In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), replacing the original interpretation issued in January 2003. FIN 46R requires certain entities to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans, or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities. The provisions of FIN 46R must be immediately applied for variable interest entities created after January 31, 2003 and for variable interests in entities commonly referred to as “special purpose entities.” For all other variable interest entities, implementation is required by March 31, 2004. Physician and physical therapy services are provided at our Health Services centers under management agreements with affiliated physician groups (the “Physician Groups”), which are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers’ patients. The Physician Groups, whose financial statements historically have been consolidated with our financial statements, are considered variable interest entities and will continue to be consolidated.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 (“SFAS 153”), which is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. SFAS 153 amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not anticipate any material financial impact on our financial statements upon our adoption of this statement.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). This statement requires companies to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123R eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that we currently use. This statement is effective for public companies for fiscal periods beginning after June 15, 2005 and for nonpublic companies for fiscal years beginning after December 15, 2005. As a nonpublic company as defined by SFAS 123R, this statement is effective for us beginning in the first quarter of 2006. SFAS 123R offers alternate methods of adopting this standard. We have not yet determined which alternative we will use or the resulting impact on our consolidated financial position, results of operations, or cash flows of applying the provisions of SFAS 123R.

Results of Operations

Year ended December 31, 2004 compared with the year ended December 31, 2003

The following table provides the results of operations for years ended December 31, 2004 and 2003 ($ in millions):

	Years Ended December 31,		Change
	2004	2003	$	%
Revenue:
Health Services	$576.9	$511.4	$65.5	12.8%
Network Services	281.4	260.2	21.2	8.2%
Care Management Services	244.0	279.1	(35.1)	(12.6)%

Total revenue	$1,102.3	$1,050.7	$51.6	4.9%

Cost of services:
Health Services	$474.4	$421.7	$52.7	12.5%
Network Services	163.8	147.3	16.5	11.2%
Care Management Services	216.0	248.3	(32.3)	(13.0)%

Total cost of services	$854.2	$817.3	$36.9	4.5%

Gross profit:
Health Services	$102.5	$89.7	$12.8	14.3%
Network Services	117.6	112.8	4.8	4.2%
Care Management Services	28.0	30.8	(2.8)	(9.2)%

Total gross profit	$248.1	$233.3	$14.8	6.3%

Gross profit margin:
Health Services	17.8%	17.5%		0.3%
Network Services	41.8%	43.4%		(1.6)%
Care Management Services	11.5%	11.0%		0.5%

Total gross profit margin	22.5%	22.2%		0.3%

Revenue

The increase in revenue in 2004 was primarily due to growth in our Health Services and Network Services businesses, partially offset by decreased volumes in our Care Management Services business. Total contractual allowances offset against revenue during the years ended December 31, 2004 and 2003 were $74.3 million and $64.4 million, respectively. The contractual allowance increase was primarily due to revenue growth in our Health Services and Network Services businesses.

Health Services. Health Services’ revenue increased primarily due to growth in visits to our centers. Increases in ancillary services, which include our managed prescription program and laboratory services, also contributed to this segment’s revenue growth. The number of total patient visits per day to our centers in 2004 increased 12.8% as compared to 2003 and increased 8.7% on a same-center basis. Our “same-center” comparisons represent all centers that Health Services has operated for the previous two full years and includes the effects of any centers acquired and subsequently consolidated into existing centers. The increase in same-center visits for 2004 from 2003 relates primarily to increases in non-injury and non-illness related visits, which increased 13.7% on a same-center basis. We believe these trends are a result of the improving national employment trends during 2004 and the last half of 2003, as well as the efforts of our sales and account management teams.

For 2004 and 2003, our Health Services segment derived 71.8% and 72.5%, respectively, of its comparable same-center net revenue from the treatment of work-related injuries and illnesses, and 28.2% and 27.5%, respectively, of its net revenue from non-injury and non-illness related medical services. Excluding on-site and ancillary services, injury-related visits constituted 47.9% and 50.1% of same-center visits in 2004 and 2003, respectively. On a same-center basis, average revenue per visit decreased slightly in 2004 as compared to the prior year, primarily due to a higher percentage of our visits in 2004 being related to pre-employment physical exams, drug screens, and other non-injury related visits, as compared to injury-related visits. Our fees for these non-injury services are usually lower than those charged for injury-related services, and as such, our average revenue per visit decreased in 2004 due primarily to this change in visit mix. As hiring trends continue and national employment levels grow, we anticipate that there may be a gradual shift in the growth trends toward work-related injuries and illnesses in the coming year. Same-center revenue was $491.7 million and $454.6 million for 2004 and 2003, respectively, while revenue from acquired and developed centers and ancillary services was $85.2 million and $56.8 million for the same respective periods. During the fourth quarter of 2004, our results were affected by the well-publicized shortage of flu vaccinations. We had approximately $3.6 million in revenue from flu vaccinations in the fourth quarter of 2003, but we did not have any such revenue for the fourth quarter of 2004.

Network Services. This segment’s revenue increased primarily through growth in billings for services we provide to payors of group health insurance as well as to payors of workers’ compensation and auto insurance. Increases in our out-of-network medical providers’ bill review services were the primary contributor to the growth in this business segment. As compared to the prior year, our revenue from these services grew by $9.7 million during 2004. This increase in revenue was due to growth in the amount of savings achieved through our review of medical charges as compared to the prior year. Growth in the group health portion of our Network Services segment could be offset beginning in the late spring of 2005 based on the possible loss of a significant portion of the revenue from a customer account that provided us approximately $19.7 million in revenue during 2004. Increased revenue for our auto-based provider bill repricing and review services provided growth of $5.1 million for 2004 as compared to 2003. As compared to the prior year, revenue from our workers’ compensation-based provider bill repricing and review services grew by $4.6 million during the 2004. Increases in revenue from workers’ compensation related clients have primarily been related to our bill review and re-pricing services. During 2004, these increases in revenue were partially mitigated by decreases in revenue related to our workers’ compensation preferred provider organization (“PPO Services”). These PPO Services have been experiencing increased price competition that has and may continue to restrict our ability to grow our revenue from these types of services during 2005.

Workers’ compensation fee schedule changes enacted in early 2004 in the State of California mitigated the growth for our network services in 2004 compared to 2003. We believe these changes reduced our revenue growth by approximately $5.6 million during 2004 and could further reduce our revenue from the Network Services segment of our business by $4.6 million to $5.6 million in 2005. Since these fee schedule changes were enacted in early 2004, we anticipate that the majority of this year-over-year effect on revenue will be incurred in the first quarter of the year.

Results for this segment in 2004 were also aided by approximately $5.2 million of revenue associated with our sale of a software license and associated services to a major property and casualty insurance company in 2004. While we believe we will continue to add new customer accounts and bill volumes in the Network Services segment of our business during 2005, due to the various factors described above, we currently believe that our future rate of growth may be lower than that achieved during 2004.

Care Management Services. Revenue for our Care Management Services segment decreased due to lower billings that were due primarily to referral declines in our case management and independent medical exams services.

Like our other business segments, we provide a majority of our care management services to clients in the workers’ compensation market. We have experienced declines in referral trends that we believe primarily relate to the overall drop in nationwide employment and related rates of workplace injuries that have become longer-term disability cases. Generally, Health Services is the first segment affected by economic downturns and upturns since it sees patients at the time of initial injury. Network Services is the second segment affected because it involves the review of bills generated from injury-related visits. Care Management Services is the final segment to experience the effects of changing injury trends since it generally receives referrals for service a number of months after the initial injury occurs. Accordingly, we believe one of the causes of the decline in revenue experienced in Care Management Services in 2004 from 2003 may relate to the effects of declines in workplace injuries that we experienced in our Health Services business during the first three quarters of 2003.

In addition to the economic effects described above, we believe the continuing declines in our Care Management Services revenue levels have also been due to increased regional and local competition and a potential reduction in the reliance by insurers on these types of services, as well as to the effects of our continuing consolidation of operations. During the third quarter of 2004, we further restructured our Care Management Services business, closed a primary office that provided independent medical exams services, and replaced the senior officer responsible for the majority of the operations within our Care Management Services segment.

Other key Care Management Services personnel also left the Company during the third quarter, and we continued to experience decreases in the number of nurse case managers. Additionally, we are currently reviewing our policies and practices relating to nurse case manager services and compensation. We anticipate that changes in these areas could further decrease our prospective earnings from our Care Management Services segment. The foregoing factors could delay the timing and amount of a recovery in the revenue growth from this segment.

Cost of Services

Total cost of services increased due to higher expenses in Health Services and Network Services, partially offset by decreased costs in Care Management Services. The increases in expenses relate primarily to an increase in the number of visits to our health centers and increased business volumes in our workers’ compensation-based provider bill repricing and review services.

The decrease in expenses in our Care Management Services business segment relates primarily to decreased personnel headcounts from cost reduction initiatives and our continued focus on expense management. The decrease in expenses for Care Management Services was partially offset by $1.6 million of charges incurred in the third quarter of 2004 associated with severance for terminated employees of $0.6 million, lease termination costs of $1.0 million, and the write-off of $0.9 million of prepaid expenses made on behalf of a Canadian case management client.

Gross Profit

We had an increase in our gross profit in 2004 from the prior year, due primarily to growth in our Health Services and Network Services business segments. Our gross profit margin increased slightly due to increases in our revenue from our higher margin Health Services and Network Services, which were partially offset by a decrease in revenue from our lower margin Care Management Services.

Health Services. The primary factors in Health Services’ gross profit and gross profit margin increases were higher visits, increases in ancillary services, and the fixed nature of expenses for our existing center facilities.

Network Services. This segment’s gross profit increased in 2004 from 2003 primarily due to growth in our relatively higher margin out-of-network medical providers’ bill review services, partially offset by decreases in our workers’ compensation-based provider repricing and review services. Network Services’ gross profit margin decreased in 2004 from the 2003 because our newer workers’ compensation clients and bill volumes have generally related to our relatively lower margin bill review services and as a result of the change in the California workers’ compensation fee schedule. In coming quarters, we believe that our gross margin percentage for these services will continue to decrease due to the shift in our mix to lower margin bill review services and as a result of the change in the California workers’ compensation fee schedule.

Care Management Services. The decrease in the 2004 gross profit was primarily due to a reduction in revenue in excess of the decline in costs. However, due primarily to our cost reductions, this segment’s overall gross profit margin increased slightly during 2004.

General and Administrative Expenses

General and administrative expenses increased $7.3 million, or 5.9%, in 2004 to $130.3 million from $123.0 million in 2003. These expenses constituted 11.8% and 11.7% as a percentage of revenue for 2004 and 2003, respectively. The increase in general and administrative expenses during 2004 was primarily due to increased personnel costs and contract labor, which grew by $13.0 million. These increases in personnel costs and contract labor related primarily to increased headcount, $1.1 million of severance and benefit expenses in connection with the resignation of our President and Chief Operating officer, approximately $3.7 million in contract labor costs related to our compliance efforts associated with Section 404 of the Sarbanes-Oxley Act of 2002, and $2.5 million of compensatory expenses related to the financing transactions we completed in June 2004. See “Liquidity and Capital Resources” for a further discussion of these transactions. In addition to the contract labor costs described above, we incurred an additional $0.5 million in external auditor fees associated with obtaining auditor certification under Section 404 of the Sarbanes-Oxley Act. These increases in costs were partially offset by decreases in general and administrative expenses associated with our Care Management Services segment, telecommunications costs, and bad debt expenses.

The Securities and Exchange Commission rules implementing Section 404 of the Sarbanes-Oxley Act will require our 2006 annual report on Form 10-K to contain a management’s report and an independent registered public accounting firm’s attestation report regarding the effectiveness of internal control over financial reporting. However, in this annual report on Form 10-K, we voluntarily chose to include our internal management report and our independent accountant’s attestation report on internal controls over financial reporting.

Loss on Impairment of Goodwill and Long-Lived Assets

As discussed above, we experienced a further decline in the operating performance of our Care Management Services (“CMS”) reporting unit during the third quarter of 2004, and a culmination of events led us to lower the long-term outlook for this line of our business. As a result of the change in our outlook for our CMS reporting unit, we performed an evaluation of our long-lived assets, which include property, plant, and equipment as well as our internal use software. In reviewing the long-lived asset values, we applied the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We performed our impairment evaluation of the asset groups at each CMS business unit, as these are the lowest levels for which identifiable cash flows are available. In performing the evaluation of the assets of the independent medical exams portion of our CMS reporting unit, we determined that the total expected future undiscounted cash flows for this business unit were less than the carrying value of its assets. Accordingly, during the third quarter of 2004, we incurred an impairment charge of $5.7 million, which represents the difference between the fair value of the independent medical exams services long-lived assets and their carrying value. We estimate that our future annual depreciation expense will be reduced by approximately $2.1 million for these impaired assets.

In accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), we periodically evaluate the carrying value of goodwill and indefinite life intangible assets. The change in our outlook for the future performance of CMS as well as the departures of key personnel caused a “triggering event” in the third quarter of 2004 that indicated the necessity of a review of our goodwill pursuant to the provisions of SFAS 142. The goodwill impairment assessment included a review of our long-term view of the care management market, projections of future cash flows, and the estimated fair value of the overall business segment. We concluded that an impairment of our goodwill for the CMS reporting unit occurred in the third quarter of 2004.

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

On a combined basis, the two impairment charges total $41.7 million and are reflected as a non-cash pre-tax charge to our operations for the year ending December 31, 2004. The $41.7 million in charges for long-lived asset and goodwill impairment discussed above are non-cash and will not result in future cash expenditures or have an impact on our liquidity or debt covenants. After the recognition of these impairment charges, we had $445.4 million of goodwill, with approximately $10.1 million related to the CMS reporting unit at December 31, 2004. Due to the continuing uncertainties and operational reviews that are being conducted within Care Management Services, we could incur additional charges in future periods. We cannot currently estimate the timing and amount of any such charges.

Although our outlook for this reporting unit has been lowered, we have traditionally reduced its cost structure commensurate with declines in business volumes. To the extent that CMS’ volumes decline in the future, we would seek to reduce further the primarily variable cost structure of this business unit. CMS represents a relatively small percentage of our operating income and cash flows. We believe further reduction in CMS’ business volumes would not have a significant adverse impact on our overall operating results, cash flows or financial position.

Interest Expense, Net

Interest expense decreased $0.7 million in 2004 to $55.6 million from $56.3 million in 2003. The decrease was primarily due to the termination of our interest rate collars in August 2003 and the redemption of our 13% senior subordinated notes in June and August 2004, partially offset by the 9½% senior subordinated notes issued in the last half of 2003 and the 9 1/8% senior subordinated notes issued in June 2004. As of December 31, 2004, approximately 54.4% of our debt contained variable interest rates. Rising interest rates would negatively impact our results. See “Liquidity and Capital Resources” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Interest Rate Hedging Arrangements

In 2003, we used interest rate collars to reduce our exposure to variable interest rates and because our previous credit agreement required them. These collars generally provided for certain ceilings and floors on interest payments as the three-month LIBOR rate increased and decreased, respectively. The changes in fair value of this combination of ceilings and floors were recognized each period in earnings. We recorded a gain of $9.9 million in 2003 related to the change in the fair value of these interest rate collars. The computation of gains and losses was based upon the change in the fair value of our interest rate collar agreements. The earnings impact from the gains and losses resulted in non-cash charges or credits and did not impact cash flows from operations or operating income. There had been periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. In August 2003, we completed a series of refinancing transactions, which included terminating our hedging arrangements. Accordingly, no gains or losses related to hedging arrangements were recorded in 2004.

Early Retirement of Debt

We redeemed $114.9 million principal amount of our 13% senior subordinated notes in June 2004 and the remaining $27.6 million principal amount of our 13% senior subordinated notes in August 2004. In accordance with SFAS 145, we included in income from continuing operations $14.1 million of debt extinguishment costs in 2004. These costs were comprised of $11.6 million of call premiums and consent payments on the redeemed notes and $2.5 million of related existing deferred financing fees. See “Liquidity and Capital Resources” for a further discussion of these transactions.

Provision for Income Taxes

We recorded tax provisions of $10.2 million and $6.2 million in 2004 and 2003, respectively, which reflected effective tax rates of 3,780.8% and 12.6%, respectively. The 2004 effective rate differed from the statutory rate primarily due to the impact of state taxes, the impairment of goodwill in the third quarter of 2004, and other permanent differences. The 2003 effective rate differed from the statutory rate primarily due to the impact of state taxes, the release of the deferred income tax valuation allowance, and other permanent differences. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate in 2005.

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

Health Services. Health Services’ revenue increased $31.5 million or 6.6% in 2003 from 2002 primarily due to growth in average revenue per visit. Increases in ancillary services, which include our managed prescription program and laboratory services, also contributed significantly to this segment’s revenue growth as compared to the prior year. The first quarter 2002 revenue reduction of $7.9 million for the accounts receivable reserve increase also contributed to the revenue increase in 2003 from 2002. The number of total patient visits per day to our centers in 2003 increased 1.8% compared to 2002 and increased 0.9% on a same-center basis. The increase in same-center visits for 2003 from 2002 relates primarily to increases in non-injury and non-illness related visits, and a slight increase in work-related injuries and illnesses visits. We believe the increase in same-center non-injury and non-illness related visits in 2003 primarily relates to stabilization in the nationwide employment trends during the third and fourth quarters of 2003, partially offsetting decreases in nationwide employment in jobs that are more prone to workplace injuries and illnesses. For 2003 and 2002, Health Services derived 72.6% and 71.8%, respectively, of its comparable same-center net revenue from the treatment of work-related injuries and illnesses, and 27.4% and 28.2%, respectively, of its net revenue from non-injury and non-illness related medical services. Excluding on-site and ancillary services, injury-related visits constituted 50.1% and 50.5% of same-center visits in 2003 and 2002, respectively. On a same-center basis, average revenue per visit increased 2.5% in 2003 as compared to the prior year, primarily due to increases in the average prices charged for our services. Same-center revenue was $445.1 million and $430.5 million for 2003 and 2002, respectively, while revenue from acquired and developed centers and ancillary services was $66.3 million and $41.5 million for the same respective periods.

Network Services. This segment’s revenue increased $31.1 million, or 13.6%, for 2003 from 2002 due to growth in billings. The increase for 2003 was partially offset by the $1.3 million revenue increase due to the first quarter of 2002 accounts receivable reserve decrease. Our revenue increased due to growth in services we provide to payors of workers’ compensation insurance as well as to payors of group health insurance. Increases of $15.7 million in our workers’ compensation-based preferred provider organization and provider bill repricing and review services was the primary contributor to growth in this business segment. Approximately 60% of these increases related to the addition of new customer accounts and the remainder to increased business volumes in these lines of business. Additionally, our out-of-network medical providers’ bill review services contributed $11.9 million to this segment’s increased revenue due to growth in the amount of gross charges reviewed as compared to the prior year and the amount of savings achieved through our review of medical charges.

Care Management Services. Revenue for our Care Management Services segment decreased by $16.5 million, or 5.6%, for 2003 from 2002 due to lower billings. The $1.2 million revenue increase in the first quarter of 2002 for the accounts receivable reserve decrease also contributed to the 2003 revenue decline. The billing decrease was due primarily to referral declines in our case management and independent medical exams services.

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

Cost of Services

Total cost of services increased $5.9 million, or 0.7%, in 2003 from the prior year due to increased expenses in Health Services and Network Services, partially offset by decreased costs in Care Management Services. The increases in expenses relate primarily to an increase in the number of visits to our health centers and increased business volumes in our workers’ compensation-based preferred provider organization and provider bill repricing and review services. The decrease in expenses in our Care Management Services business segment relates primarily to decreased personnel headcounts from cost reduction initiatives and other factors. Primarily during the fourth quarter of 2002, we undertook several measures to reduce our overall personnel costs and other expenses. These initiatives had a favorable effect on our overall cost structure during 2003 and particularly benefited the Care Management Services business segment. During the summer of 2002 we had approximately 10,450 employees and, primarily due to our cost reduction initiatives, during the course of 2003 we had approximately 10,000. These reductions were partially responsible for our ability to limit the relative increase in expenses during 2003 as compared to the increase in revenue.

Gross Profit

Due primarily to growth in the higher margin Health Services and Network Services business segments, and the benefits of cost reductions put into place during the later part of 2002, we had a significant increase in gross profit and gross profit margin in 2003 as compared to 2002.

Health Services. The primary factor in Health Services’ gross profit increase of $23.9 million in 2003 as compared to 2002 was a $14.3 million improvement in revenue, increases in ancillary services, and our corresponding utilization of the fixed-cost nature of our existing center facilities. Health Services remaining gross profit increase was a $9.6 million increase in accounts receivable reserves related to the change in accounting estimate in the first quarter of 2002, consisting of a $7.9 million reduction in revenue and a $1.7 million increase in cost of services.

Network Services. Network Services’ gross profit and gross profit margin increases in 2003 from 2002 were primarily due to revenue growth in 2003 and the relatively fixed nature of this segment’s expenses. This segment’s gross profit increase for 2003 compared 2002 was partially offset by the $1.3 million accounts receivable adjustment in the first quarter of 2002.

Care Management Services. The slight increases in this segment’s 2003 gross profit and gross profit margin were due to the $1.2 million accounts receivable reserve adjustment in the first quarter of 2002, partially offset by reductions in costs in excess of the declines in revenue.

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

Interest Expense, Net

Interest expense decreased $7.3 million in 2003 to $56.3 million from $63.6 million in 2002. This decrease was primarily due to the termination of our interest rate collars in August 2003, the redemption of $47.5 million of our 13% senior subordinated notes in July 2002 and the prepayment of $25.0 million of our previous credit facility in November 2002, slightly offset by the additional $180.0 million of 9½% senior subordinated notes issued in the later half of 2003. As of December 31, 2003, approximately 50.6% of our debt contained floating rates.

Interest Rate Hedging Arrangements

In 2003 and 2002, we used interest rate collars to reduce our exposure to variable interest rates and because our previous credit agreement required them. These collars generally provided for certain ceilings and floors on interest payments as the three-month LIBOR rate increased and decreased, respectively. The changes in fair value of this combination of ceilings and floors were recognized each period in earnings. We recorded a gain of $9.9 million in 2003 as compared to a loss of $7.6 million in the prior year. The computation of these gains and losses was based upon the change in the fair value of our interest rate collar agreements. The earnings impact from these gains and losses resulted in non-cash charges or credits and did not impact cash flows from operations or operating income. There had been periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. In August 2003, we completed the 2003 Refinancing Transactions, which included terminating our hedging arrangements. The costs related to recognizing changes in their fair value were charged to expense in the third quarter of 2003.

Early Retirement of Debt

In August 2003, we terminated our previous credit facility in connection with the 2003 Refinancing Transactions. In accordance with SFAS 145, we included in income from continuing operations $7.8 million of debt extinguishment costs in the third quarter of 2003 for the write-off of related deferred financing fees and other expenses. For a further discussion of our debt, see “Note 8. Revolving Credit Facility and Long-Term Debt” in our audited consolidated financial statements.

Provision for Income Taxes

We recorded tax provisions of $6.2 million and $10.6 million in 2003 and 2002, respectively, which reflected effective tax rates of 12.6% and 1,036.5%, respectively. The effective rate differed from the statutory rate primarily due to the impact of state income taxes and the release of the deferred income tax valuation allowance. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. Due to the 2003 Refinancing Transactions and other factors, we determined that the valuation allowance against our deferred income tax assets was no longer required. This determination was made in the fourth quarter of 2003. Accordingly, during the quarter, we recorded a one time benefit of approximately $4.0 million in our income tax provision associated with the reversal of the deferred income tax valuation allowance. For a further discussion of income taxes, see “Note 10. Income Taxes” in our audited consolidated financial statements.

Acquisitions and Divestitures

Periodically, we evaluate opportunities to acquire or divest of businesses when we believe those actions will enhance our future growth and financial performance. Currently, to the extent we consider acquisitions, they are typically businesses that operate in the same markets or along the same service lines as those in which we currently operate. Our evaluations are subject to our availability of capital, our debt covenant requirements, and a number of other financial and operating considerations. The process involved in evaluating, negotiating, gaining required approvals, and other necessary activities associated with individual acquisition or divestiture opportunities can be extensive and involve a significant passage of time. It is also not uncommon for discussions to be called off or anticipated acquisitions or divestitures to be terminated shortly in advance of the date upon which they were to have been consummated. As such, we generally endeavor to announce material acquisitions and divestitures based on their relative size and anticipated effect on our company once we believe they have reached a state in the acquisition or divestiture process where we believe that their consummation is reasonably certain and with consideration of other legal and general business practices.

During 2004, 2003, and 2002, we acquired a total of 16 occupational healthcare centers, as well as the 12 centers obtained in the acquisition of substantially all of the assets and liabilities of OccMed. During this time we also acquired Em3. We currently believe we will consummate additional acquisitions of centers in small transactions through our Health Services segment during 2005.

Liquidity and Capital Resources

Because the majority of our debt maturities do not commence until 2009 and our current level of cash provided by operating activities exceeds our currently anticipated capital expenditures, occupational healthcare center acquisitions, and principal repayment requirements, we currently believe that our cash balances, the cash flow generated from operations, and our borrowing capacity under our revolving credit facility will be sufficient to provide for our liquidity needs over the next two years. Although we currently anticipate achieving the financial covenant requirements of our senior credit facility, our ability to be in compliance with the increasingly restrictive ratios depend on our ability to increase cash flows over current levels. If we are confronted by adverse business conditions during the coming two years and our cash flows decline, we could face more immediate pressures on our liquidity that might necessitate us taking actions to amend or refinance our senior indebtedness.

Our long-term liquidity needs will consist of working capital and capital expenditure requirements, the funding of any future acquisitions, repayment of borrowings under our revolving credit facility, and the repayment of outstanding indebtedness. We intend to fund these long-term liquidity needs from the cash generated from operations, available borrowings under our revolving credit facility and, if necessary, future debt or equity financing. However, our ability to generate cash or raise additional capital is subject to our performance, general economic conditions, industry trends, and other factors. Many of these factors are beyond our control or our current ability to anticipate. Therefore, it is possible that our business will not generate sufficient cash flow from operations. We regularly evaluate conditions in the credit market for opportunities to raise new capital or to refinance debt. We cannot be certain that any future debt or equity financing will be available on terms favorable to us, or that our long-term cash generated from operations will be sufficient to meet our long-term obligations.

Cash Flows from Operating Activities. Cash flows from operating activities provided $98.9 million, $113.6 million, and $56.0 million for the years ended December 31, 2004, 2003, and 2002, respectively. The decrease in cash flows from operating activities in 2004 from 2003 was primarily a result of a decline in operating income. During 2004, $20.7 million of cash was provided by changes in working capital, primarily related to an increase in accounts payable and accrued expenses of $9.5 million and decreases in prepaid expenses and other assets of $14.1 million, partially offset by increased accounts receivable of $2.9 million. The increase in accounts receivable primarily relates to increases in revenue in 2004 and slight decreases in our contractual and bad debt allowances. Accounts payable and accrued expenses increased and prepaid expenses and other assets decreased primarily due to the timing of certain payments, including the payment of taxes and employee benefits. During 2003, $21.4 million of cash was provided by changes in working capital, relating to increased accounts payable and accrued liabilities of $32.5 million, partially offset by increased accounts receivable of $2.1 million and increased prepaid expenses and other assets of $9.0 million. Prepaid expenses and other assets increased primarily due to the timing of certain payments, and accounts receivable increased primarily due to continued and seasonal revenue growth. Accounts payable and accrued expenses increased due to the timing of certain payments and an increase of $7.1 million in deferred revenue. During 2002, $10.7 million of cash was provided by changes in working capital, primarily relating to decreased accounts receivable of $13.1 million and decreased prepaid expenses and other assets of $6.4 million, partially offset by decreased accounts payable and accrued expenses of $8.8 million. The 2002 decrease in net accounts receivable primarily relates to a $7.1 million net adjustment to increase contractual and bad debt allowances in the first quarter of 2002 and other increases to contractual and bad debt allowances. The first quarter 2002 adjustment was a result of the change in accounting estimate for accounts receivable reserves discussed earlier. During 2002, accounts payable and accrued expenses decreased due to the timing of certain payments, including payment of accrued interest on our debt.

One of our financial objectives is to minimize the amount of net working capital necessary for us to operate. We believe that through these efforts, we may be able to reduce our overall borrowing requirements. Accordingly, we periodically strive to improve the speed at which we collect our accounts receivable and to maximize the duration of our accounts payable.

Our DSO on accounts receivable was 61 days at December 31, 2004, as compared to 58 days as of December 31, 2003 and 62 days as of December 31, 2002. We calculated DSO based on accounts receivable, net of allowances, divided by the average revenue per day for the prior three months. The increase in the DSO in 2004 from 2003 and 2002 was primarily due to an increase in the DSO for our Network Services business.

Cash Flows from Investing Activities. In 2004, we used net cash of $27.9 million in connection with acquisitions and $6.8 million to purchase property, equipment, and other assets, consisting primarily of new computer hardware and software technology. Additionally, we used $1.2 million for restricted cash associated with our captive insurance arrangements. In 2003, we used net cash of $6.2 million in connection with acquisitions and $29.6 million to purchase property, equipment, and other assets, the majority of which was spent on new computer hardware and software technology, including $1.5 million of software acquired under a capital lease. In 2002, we used net cash of $1.7 million in connection with acquisitions and $35.1 million of cash to purchase property, equipment, and other assets, the majority of which was spent on new computer hardware and software technology and leasehold improvements. Cash flows from investing activities also included $0.5 million of cash received from the sale of internally-developed software. As required by relevant accounting literature, the proceeds from this sale were offset against the amount capitalized on the consolidated balance sheet and were not recognized as revenue.

Given the current rate of growth in our Health Services segment and the opportunities we perceive for future expansion of this business, we anticipate increasing our expenditures during 2005 for health center relocations, de novo development of health centers, improvements to acquired health centers, and renovations. Additionally, in the ordinary course of business we endeavor to fund capital expenditures for various information technology projects that we believe will support our continued growth. Based upon our current estimates, we believe our various information technology expenditures could increase in coming quarters, primarily to support our future growth in the Network Services segment. As a result of these trends in health center and information technology projects, we anticipate that our capital expenditures for 2005 will increase to an amount greater than that incurred during the preceding years. In prior years, our capital expenditures have generally been in a range of 3% to 5% of our revenue. Despite the anticipated increases in our expenditures, we believe that our expenditures for 2005 will not exceed this range. Additionally, we anticipate using approximately $5.0 million to $7.0 million of restricted cash in 2005 as required by our captive insurance arrangement.

Cash Flows from Financing Activities. Cash flows used in financing activities in 2004 of $44.2 million were primarily due to the previously discussed June and August 2004 financing transactions. In connection with these financing transactions, we used cash to redeem $142.5 million of our 13% senior subordinated notes, pay a $96.0 million dividend to Concentra Holding, pay $11.6 million of early debt retirement costs, and pay $8.5 million of deferred financing costs. We received $152.9 million in net proceeds from the issuance of our 9 1/8% senior subordinated notes and $70.0 million in incremental term loan borrowings under our credit agreement. In 2004, we also paid $3.9 million on our term loans under our credit facility, $1.5 million on a capital lease, and $3.4 million in distributions to shareholders with minority interests. Cash flows used in financing activities in 2003 of $54.1 million were primarily due to payments on debt of $340.5 million, transfers of $193.9 million to Concentra Holding, $23.6 million in payments to terminate hedging arrangements, and $13.2 million of payments of deferred financing costs, partially offset by $519.2 million in proceeds from the issuance of debt. These activities primarily related to the August 2003 and November 2003 refinancing transactions previously discussed. Included in the $519.2 million in proceeds from the issuance of debt was $1.5 million in proceeds from a five-year capital lease for software that we entered in February 2003. We paid $1.5 million at the lease execution, with the remaining payment due in one year. Additionally, we paid $2.3 million in distributions to minority interests in 2003. Cash flows used in financing activities in 2002 of $9.6 million were primarily due to $80.6 million in debt repayments, partially offset by $53.0 million of proceeds from the issuance of 54 shares of our common stock to Concentra Holding and $25.4 million in proceeds contributed to us from the issuance of common stock by Concentra Holding. In order to finance the purchase of 54 shares of our common stock, Concentra Holding entered into a $55.0 million bridge loan agreement in June 2002 with affiliates of Salomon Smith Barney, Credit Suisse First Boston LLC, and Citicorp North America, Inc. This loan requires no cash interest payments until maturity and is guaranteed by WCAS and WCAS Capital Partners III, L.P. In connection with the November 2003 refinancing transactions, Concentra Holding extended the maturity of this loan from June 2004 to March 2005. In May 2004, Concentra Holding extended the maturity of this loan to March 2007. The repayment of debt primarily consisted of the third quarter 2002 redemption of $47.5 million of our 13% senior subordinated notes and $28.7 million in principal payments on our senior debt. Of the $28.7 million in principal payments, $25.0 million reflected a fourth quarter prepayment of debt made in connection with our amendment of our senior debt covenants, and the remainder reflected scheduled payments of principal. Additionally, cash flows from financing activities in 2002 reflect the payment of $3.3 million in deferred financing fees to our senior lenders under our amended credit facility in connection with gaining their approval for the redemption discussed above and in establishing revised covenant requirements as described below. Cash flows from financing activities for 2002 also reflected $4.0 million in net proceeds and payments from the issuance and repayment of short-term debt for Em3 and OccMed.

As necessary, we make short-term borrowings under our credit facility and have made short-term borrowings under our previous credit facility for working capital and other purposes. Given the timing of our expenditures for payroll, interest payments, acquisitions and other significant outlays, our level of borrowing under our revolving credit facility can vary substantially throughout the course of an operating period. Since January 1, 2003, the level of our borrowings under our revolving credit facilities has varied in the following manner (in thousands):

Borrowing Level
Quarters Ending	Minimum	Maximum	Average	Ending
March 31, 2003	—	9,500	1,961	—
June 30, 2003	—	—	—	—
September 30, 2003	—	—	—	—
December 31, 2003	—	—	—	—
March 31, 2004	—	—	—	—
June 30, 2004	—	—	—	—
September 30, 2004	—	—	—	—
December 31, 2004	—	—	—	—

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations. The following table sets forth our schedule of contractual obligations at December 31, 2004, including current maturities of our long-term debt, future minimum lease payments due under noncancelable operating leases, capital lease obligations, and other contractual obligations reflected in long-term liabilities. We did not have any open purchase obligations at December 31, 2004. Amounts in thousands:

	Total	2005	2006-07	2008-09	After 2009
Operating leases	$214,083	$42,246	$65,345	$45,608	$60,884
Capital lease obligations	100	30	60	10	—
Long-term debt	734,468	34,070	8,030	120,442	571,926
Other contractual obligations reflected in long-term liabilities on the consolidated balance sheet	22,083	5,052	3,528	13,189	314

Total	$970,734	$81,398	$76,963	$179,249	$633,124

Our interest payment obligations on the long-term debt in the above table would be approximately $53.1 million, $110.7 million, $111.9 million, and $59.1 million for the years 2005, 2006-2007, 2008-2009, and after 2009, respectively. For the term loans under our amended credit facility, we used forecasted three month LIBOR interest rates of 2.6%-3.4% for 2005, 3.6%-4.2% for 2006-2007, 4.3%-4.8% for 2008-2009, and 4.9% for 2010.

Senior Credit Facility. Our amended credit facility requires us to satisfy certain financial covenant ratio requirements including leverage ratios, interest coverage ratios, and fixed charge coverage ratios. In 2003 and 2004, we were in compliance with our covenants, including our financial covenant ratio tests. The leverage ratio and interest coverage ratio requirements for the quarter ended December 31, 2004 were 5.25 to 1.00 and 2.45 to 1.00, respectively. The leverage ratio and the interest coverage ratio requirements under the amended credit facility become increasingly more restrictive in future quarters through the first quarter of 2009 and the fourth quarter of 2008, respectively. Although we currently anticipate achieving these required covenant levels, our ability to be in compliance with these more restrictive ratios depends on our ability to increase cash flows over current levels. At December 31, 2004, we had no borrowings and $17.6 million of letters of credit outstanding under our $100.0 million revolving credit facility and $399.5 million in term loans outstanding under our term loan facility. Our total indebtedness outstanding was $734.2 million at December 31, 2004.

Our amended credit facility also contains prepayment requirements that occur based on certain net asset sales outside the ordinary course of business by us, from the proceeds of specified debt and equity issuances by us, and if we have excess cash flow, as defined in the agreement. We were not required to make any prepayments under the respective provisions in 2002, 2003, or 2004. We will prepay $30.1 million of our term loan during the second quarter of 2005. Further, based upon our financial projections, we anticipate that we may continue to be required to make prepayments in future periods.

Our amended credit facility was arranged by J.P. Morgan Securities Inc., as Lead Arranger and Sole Book Manager, JPMorgan Chase Bank as Administrative Agent, Citicorp North America, Inc. and Credit Suisse First Boston as Co-Syndication Agents, and Deutsche Banc Alex Brown as Documentation Agent. The lead lender under our amended credit facility is JPMorgan Chase Bank and the remaining lenders are a syndicate of commercial banks, the various members of which change as banks join or leave the syndicated group.

Interest Rate Hedging Arrangements. In March 2005, we committed to enter into a series of interest rate hedging arrangements. These arrangements will convert $80.0 million of variable rate debt to fixed rates and will expire over a three-year period ending March 31, 2008. We will recognize subsequent changes to the fair value of these hedging arrangements as assets or liabilities and will include any adjustments to the fair value in our income statement.

Legal Proceedings

In January 2005, a wholly owned subsidiary of the Company, Concentra Integrated Services, Inc. (“CISI”), received a subpoena from the Office of the Attorney General of the State of New York (“NYAG”). The subpoena requests documents and information regarding CISI’s relationships with third party administrators and health care providers in connection with the NYAG’s review of contractual relationships in the workers’ compensation segment of the insurance industry. CISI has been in discussions with the NYAG concerning its response to the subpoena, and CISI intends to cooperate fully with the investigation.

We are party to certain claims and litigation in the ordinary course of business. We are not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations.

Other Considerations

Departure of Executive Officer. In October 2004, we accepted the resignation of our President and Chief Operating Officer. Daniel J. Thomas, our Chief Executive Officer and a director of the Company, assumed the role of President of the Company. During the fourth quarter of 2004, we incurred approximately $1.1 million in severance and benefit expenses in connection with our Chief Operating Officer’s departure.

Professional Liability Costs. Effective January 1, 2005, we replaced our existing professional liability insurance coverage with third-party insurance companies with a new self-insurance, or captive, arrangement. We entered into this self-insurance arrangement because we were unable to renew our existing coverage at acceptable rates, which we believe was an industry-wide situation. Under our self-insurance structure, we provide insurance on a per claim basis and retain more risk for professional liability costs, including settlements and claims expense, than under our previous coverage. Based upon our historical and expected levels of exposure, we believe that our excess liability coverage for professional liability costs is adequate, and we have not elected to purchase aggregate excess stop loss protection. Our professional liability costs are based on actuarial estimates of our professional liability settlement and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for professional liability costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our professional liability costs are based could materially affect results of operations in a particular period even if we do not experience an actual increase in claims or related expenses. For the year ended December 31, 2004, our professional liability costs were $5.7 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. We have performed sensitivity analyses to assess the impact of changes in the interest rates on the value of our market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value, or cash flows relative to our debt instruments. Market rate volatility is dependent on many factors that are impossible to forecast and actual interest rate increases could be more or less severe than this 10% increase. We do not hold or issue derivative financial instruments for trading or speculation purposes and are not a party to any leveraged derivative transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2004, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been evaluated by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which audited the consolidated financial statements of the Company included in this report on Form 10-K, as stated in their attestation report which is included herein. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION

None.

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

Concentra Holding

Executive officers of Concentra Operating and Concentra Holding are elected annually by their respective boards of directors and serve until their successors are duly elected and have qualified. Directors of Concentra Operating and Concentra Holding are elected annually by the respective companies’ stockholders and serve until their successors are duly elected and have qualified. There are no arrangements or understandings between any officer or director and any other person pursuant to which any officer or director was, or is to be, selected as an officer, director, or nominee for officer or director; however as long as any Class A common stock is outstanding, the holders of Class A common stock, voting as a class, shall have the right to elect one member of Concentra Holding’s board of directors. There are no family relationships among any of our executive officers or directors. The names, ages as of March 1, 2005, and positions of the executive officers and directors of Concentra Operating and Concentra Holding are listed below along with their relevant business experience.

Name	Age	Position
Daniel J. Thomas.	46	Director, President and Chief Executive Officer
Thomas E. Kiraly.	45	Executive Vice President, Chief Financial Officer and Treasurer
James M. Greenwood.	44	Executive Vice President - Corporate Development
Richard A. Parr II.	46	Executive Vice President, General Counsel and Corporate Secretary
Paul B. Queally.	40	Chairman of the Board and Director
John K. Carlyle.	50	Director
Carlos A. Ferrer.	51	Director
David A. George.	49	Director
D. Scott Mackesy.	36	Director
Steven E. Nelson.	50	Director
Richard J. Sabolik.	56	Director

Daniel J. Thomas has served as a director of our parent since January 1998 and of us since August 1999. He has served as Chief Executive Officer of our parent since September 1998 and was appointed as the President of us and our parent in October 2004. He served as President and Chief Executive Officer of our parent from January 1998 until August 2002. He served as President and Chief Operating Officer of our parent from January 1998 until September 1998. He served as Executive Vice President of our parent and President of Concentra Health Services, Inc. from August 1997 until January 1998. He served as a director of OccuSystems, Inc., or OccuSystems, one of our predecessor companies, and as its President and Chief Operating Officer from January 1997 to August 1997. From April 1993 through December 1996, Mr. Thomas served as OccuSystems’ Executive Vice President and Chief Operating Officer. Prior to joining OccuSystems in 1993, Mr. Thomas served in various capacities with Medical Care International, Inc., a national outpatient surgery center company, including Senior Vice President and Divisional Director. Mr. Thomas is a certified public accountant.

Thomas E. Kiraly has served as Executive Vice President, Chief Financial Officer, and Treasurer of our parent since May 1999 and of us since August 1999. Prior to that time, Mr. Kiraly served as the principal accounting and financial officer of BRC Holdings, Inc. from December 1988 to May 1999. BRC Holdings, Inc. was a diversified provider of specialized information systems and services to healthcare institutions and local governments and was acquired in February 1999 by Affiliated Computer Services, Inc., an information services provider. During his tenure at BRC Holdings, Inc., Mr. Kiraly held the titles of Executive Vice President and Chief Financial Officer

from March 1994 through May 1999 and Vice President of Finance from December 1988 through March 1994. Prior to that time, Mr. Kiraly was a Senior Management Consultant with the national accounting firm of Touche Ross & Co., a predecessor to Deloitte L.L.P., from May 1985 until December 1988.

James M. Greenwood has served as Executive Vice President - Corporate Development of our parent since February 1998 and of us since August 1999 and as Senior Vice President - Corporate Development of our parent from August 1997 to February 1998. He served as OccuSystems’ Chief Financial Officer from 1993 until August 1997. Mr. Greenwood also served as a Senior Vice President of OccuSystems from May 1994 to August 1997. From 1988 until he joined OccuSystems in 1993, Mr. Greenwood served in numerous positions with Bank One, Texas, N.A., and its predecessors, including as Senior Vice President and Manager of Mergers and Acquisitions.

Richard A. Parr II has served as Executive Vice President, General Counsel and Corporate Secretary of our parent since August 1997 and of us since August 1999. He served as OccuSystems’ Executive Vice President, General Counsel and Secretary from August 1996 to August 1997. Prior to joining OccuSystems, Mr. Parr served as Vice President and Assistant General Counsel of OrNda HealthCorp, a national hospital management company, from April 1993 through August 1996 and as Associate General Counsel of OrNda HealthCorp from September 1991 through March 1993.

Paul B. Queally has served as a director and the Chairman of the Board of our parent and us since August 1999. He has served as a managing member or general partner of the respective sole general partner of WCAS and other associated investment partnerships since February 1996. Prior to joining WCAS in February 1996, Mr. Queally held various positions, including General Partner at The Sprout Group, a private equity affiliate of Credit Suisse First Boston Corporation, since 1987. He is a director and compensation committee member of United Surgical Partners International, Inc., an ambulatory surgery center company, MedCath, Inc., a cardiac care management and cardiac specialty hospital company, Ameripath, Inc., a pathology services company, and SHPS Inc., an integrated health management provider, and is a director of several other private companies.

John K. Carlyle has served as a director of our parent since August 1997 and of us since August 1999. He currently serves as President and Chief Executive Officer of Accuro Healthcare Solutions, Inc., a healthcare reimbursement services company and a WCAS-affiliated company. Mr. Carlyle served as Chief Executive Officer of MAGELLA Healthcare Corporation, a private physician group devoted to neonatology and perinatology, from July 2000 until its sale to Pediatrix Medical Group, Inc., in May 2001, and as President and Chief Executive Officer of MAGELLA from February 1998 through June 2000. He served as Chairman of the Board of our parent from August 1997 to January 1998 and from September 1998 until August 17, 1999. Mr. Carlyle served as OccuSystems’ Chairman of the Board and Chief Executive Officer from January 1997 until August 1997 and as Chief Executive Officer and a director of OccuSystems from 1991 until August 1997. He joined OccuSystems in 1990 as its President and served in that capacity until December 1996. Mr. Carlyle is a director of Odyssey Healthcare, Inc., a hospice care company, and serves on that company’s audit committee and nominating and governance committee.

Carlos A. Ferrer has served as a director of our parent and us since August 1999. He has served as a member of the general partner of Ferrer Freeman & Company, LLC, a healthcare-focused private equity firm, since 1995. Prior to 1995, he was employed by Credit Suisse First Boston Corporation as a Managing Director. He is a director of Ardent Health Services, LLC, a provider of healthcare services, OrthoRx, Inc., an orthopaedic medical equipment company, and several other private companies and is Vice Chairman of the Board of Trustees of the Cancer Research Institute.

David A. George has served as a director of our parent and us since December 2003. He served as President of AdvancePCS, a provider of health improvement services that has since merged into Caremark Rx, Inc., a leading pharmaceuticals services company, from 2000 to 2003 and as Executive Vice President of that company’s predecessor, Advance Paradigm, Inc., from 1999 until its acquisition of PCS Health Services and name change to AdvancePCS. He also served on the board of directors of Advance Paradigm from 1998 to 2000 and on the board of AdvancePCS from 2000 to 2003. Prior to his tenure with AdvancePCS, Mr. George was a founding officer and Executive Vice President of MetraHealth from 1994 until MetraHealth’s acquisition by United Healthcare in 1995, where he continued to serve as Executive Vice President through 1999. From 1979 to 1994, Mr. George progressed through positions of increasing responsibility at The Prudential, where he ultimately became President of Southern Operations.

D. Scott Mackesy has served as a director of our parent and us since August 1999. Mr. Mackesy joined WCAS in early 1998 and has served as a general partner or managing member of the respective sole general partner of

WCAS and other associated investment partnerships since 2001. Mr. Mackesy is a director and compensation committee member of Ardent Health Services, LLC, a provider of healthcare services, SHPS, Inc., an integrated health management provider, and Ameripath, Inc., a pathology services company. Mr. Mackesy is also a board member of US Oncology, Inc., the nation’s leading healthcare services network dedicated exclusively to cancer treatment and research, and several other private companies.

Steven E. Nelson has served as a director of our parent and us since August 1999. From October 1999 to November 2001, he served as President of HealthNetwork Systems LLC, a private provider of network management services to the payor and PPO industries, until its acquisition in 2001 by Concentra Preferred Systems, Inc., a subsidiary of ours engaged in bill review services. Mr. Nelson served as President of Concentra Preferred Systems, Inc. from March 1997 to June 2000. From 1990 to March 1997, he served as President and Chief Executive Officer of Preferred Payment Systems, Inc., a provider of bill review services, until its acquisition by our parent in 1998.

Richard J. Sabolik has served as a director of our parent and us since June 2003. From March 2004 until December 2004, he served as Senior Vice President and Chief Financial Officer at Radiologix, Inc., a leading national provider of diagnostic imaging services. He previously served as Chief Executive Officer of ez-GT, Inc., an Internet-based transportation services company that he founded in March 2000. Prior to that time, he was a partner with KPMG LLP from July 1981 to January 2000, where he served large regional and national clients and was responsible for various regional KPMG healthcare practices and national service offerings. He also was a member of KPMG’s National Healthcare Practice “Board of Directors” for more than 15 years. He is a member of the board of directors of the North Texas Chapter of the National Association of Corporate Directors and of the board of directors of CEO Netweavers, Inc. Mr. Sabolik is a certified public accountant.

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

Composition of Audit and Compliance Committee

Our board of directors has a separately designated, standing Audit and Compliance Committee composed of the following members of the board of directors: Richard J. Sabolik, chairman of the committee, John K. Carlyle, D. Scott Mackesy, and Steven E. Nelson. Neither Concentra Operating nor Concentra Holding is listed on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, and we are not subject to either the listing standards of the New York Stock Exchange or the rules of the National Association of Securities Dealers’ listing standards. Accordingly, aside from Mr. Sabolik, our board of directors has not made a determination whether the members of the Audit and Compliance Committee are independent as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Exchange Act.

Nominations for the Board of Directors

Our board of directors does not have a separately designated, standing nominating committee, a nominating committee charter, or a formal procedure for security holders to recommend nominees to the board of directors. Neither Concentra Operating nor Concentra Holding is listed on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, and we are not subject to either the listing standards of the New York Stock Exchange or the rules of the National Association of Securities Dealers’ listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Neither Concentra Operating nor Concentra Holding has any class of equity securities registered under Section 12 of the Exchange Act. Consequently, Section 16(a) of the Exchange Act is not applicable.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions. A copy of this Code of Business Conduct and Ethics is available free of charge on our Internet website at www.concentra.com/About/code_of_conduct.asp. We intend to disclose any amendments to our Code of Business Conduct and Ethics, and any waiver from a provision of the code granted to a board member or executive officer, on our Internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this report and should not be considered part of this or any other report we file with or furnish to the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation paid or earned for the fiscal year 2004, 2003, and 2002 to Concentra Holding’s and Concentra Operating’s Chief Executive Officer, the three most highly compensated executive officers of Concentra Holding and Concentra Operating other than the Chief Executive Officer serving in this capacity as of December 31, 2004, and an officer for whom disclosure would have been provided except that he resigned from Concentra Holding and Concentra Operating in October 2004. These executive officers are referred to as the named executive officers.

	Annual Compensation					Long-Term Compensation Awards			All Other Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Other Annual Compensation ($)		Restricted Stock Awards($) (2)(3)		Securities Underlying Options	($)(4)
Daniel J. Thomas President and Chief Executive Officer, Director	2004 2003 2002	$568,654 500,000 495,769	$850,000 100,000 125,000	— — 17,864	(7)	$1,636,500 — 1,237,500	(5)(6)	200,000 — 207,000	$18,146 644 1,465

Frederick C. Dunlap(8) President and Chief Operating Officer	2004 2003 2002	589,255 500,000 182,692	650,000 — —	— 165,210 —	(9)	1,237,500 — 825,000	(5)	— — 625,000	525 1,180 69

James M. Greenwood Executive Vice President - Corporate Development	2004 2003 2002	311,289 295,000 294,365	197,500 — 75,000	— — —		276,000 24,240 —	(5)(6)	45,000 — —	9,472 519 515

Thomas E. Kiraly Executive Vice President, Chief Financial Officer and Treasurer	2004 2003 2002	352,077 320,000 319,154	435,000 85,000 100,000	— — —		633,000 90,910 —	(5)	120,000 — —	10,472 1,525 1,519

Richard A. Parr II Executive Vice President, General Counsel and Corporate Secretary	2004 2003 2002	295,636 278,500 277,823	190,000 85,000 75,000	— — —		151,500 18,180 —	(5)(6)	25,000 — —	12,731 1,643 1,480

(1)	The bonus amounts paid each year were determined based on our performance, the performance of the individual, and related factors for the immediately preceding year, and for 2004, include amounts in consideration of the successful completion of Concentra Holding’s June 2004 dividend distribution.
(2)	Because there is no active trading market for Concentra Holding’s common stock, we rely on the Compensation Committee to determine in good faith the fair value of securities underlying awards at the time they are granted. Neither Concentra Holding nor Concentra Operating has any class of equity securities registered under Section 12 of the Exchange Act. The restricted stock is not entitled to receive dividends, if any, paid on Concentra Holding’s common stock until all restrictions on such shares have lapsed, but the restricted stock is entitled to receive additional incremental shares as an equitable adjustment in the event that an extraordinary cash or stock dividend affects the value of Concentra Holding’s common stock. See footnote 5 below for information regarding Concentra Holding’s making of such an adjustment in connection with a cash dividend made in 2004. All unvested restricted stock awards are subject to immediate forfeiture in the event of termination of employment of the named executive officer. With respect only to 5,000 shares of restricted stock granted to Mr. Thomas, the restrictions will lapse on December 15, 2011, or if earlier, upon the achievement of adjusted EBITDA of at least $200,000,000 for four sequential fiscal quarters. Aggregate restricted common stock holdings (not including deferred common shares) as of December 31, 2004 and the corresponding value based upon the determined fair value per share on December 31, 2004 ($13.80 per share) are as follows: Mr. Thomas, 214,740 shares, $2,963,412; Mr. Dunlap, 0 shares, $0; Mr. Kiraly, 47,013 shares, $648,779; Mr. Greenwood, 20,000 shares, $276,000; and Mr. Parr, 11,169 shares, $154,132.

(3)	For Messrs. Greenwood, Kiraly, and Parr, amounts shown for 2003 include deferred shares of Concentra Holding’s common stock awarded in exchange for the cancellation of options granted in 2001 to purchase shares of Concentra Holding’s common stock at an exercise price of $22.06 per share. All deferred common shares were fully vested upon grant. The deferred common shares are entitled to receive dividends, if any, paid on Concentra Holding’s common stock, but such dividends are accrued and their payment deferred until such time as the deferred shares are issued. The deferred shares are not subject to forfeiture in the event of termination of employment of the named executive officer. Aggregate deferred common stock holdings as of December 31, 2004 and the corresponding value based upon the determined fair value per share on December 31, 2004 ($13.80 per share) are as follows: Mr. Thomas, 40,714 shares, $561,853; Mr. Dunlap, 0 shares, $0; Mr. Kiraly, 9,091 shares, $125,456; Mr. Greenwood, 12,603 shares, $173,921; and Mr. Parr, 20,325 shares, $280,485.
(4)	Amounts shown represent: (a) to the extent that the named executive officer participated in Concentra Holding’s 401(k) plan, Concentra Holding’s matching provision under its 401(k) plan, if any; (b) premiums paid by Concentra Holding for group term life insurance that are taxable compensation to the named executive officers; (c) to the extent applicable to the named executive officer, premiums paid by the Company for split-dollar life insurance policies that are considered taxable compensation to the named executive officer, and a cash payment to provide for taxes applicable to such premiums; and (d) to the extent the named executive officer participated in an executive medical evaluation program, payments made by the Company toward the cost of an annual comprehensive medical analysis.
(5)	Does not include incremental restricted shares distributed to holders of prior restricted stock awards in connection with Concentra Holding’s payment of a cash dividend to the holders of its common stock in June 2004. In lieu of paying the June 2004 cash dividend to holders of restricted shares, Concentra Holding granted additional restricted shares in an amount equal to the aggregate estimated fair market value for each holder equal to the amount of cash the holder would have received had he received the dividend.
(6)	Does not include deferred shares of Concentra Holding’s common stock that were issued to certain named executive officers during 2004 in consideration for the cancellation of an equivalent number of prior restricted share awards. See footnote 3 above for information regarding deferred common shares.
(7)	Amount shown was for relocation-related costs and benefits paid to Mr. Thomas totaling $17,864 in 2002 associated with his relocation from temporary to permanent housing in Dallas, Texas.
(8)	Mr. Dunlap resigned as President and Chief Operating Officer in October 2004. His restricted stock awards and options awards were cancelled in accordance with the terms and conditions of the agreements under which such awards were originally granted.
(9)	Amount shown was for relocation-related costs and benefits paid to Mr. Dunlap totaling $165,210 in 2003 associated with his relocation from Orlando, Florida to Dallas, Texas.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-end Option and Restricted Stock Values

The following table provides summary information about option exercises by the named executive officers during 2004 and the value realized by them. The table also provides information about the number and value of options held by the named executive officers at the close of business on December 31, 2004.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year End (#)		Value of Unexercised In-The-Money Options At Fiscal Year End ($)(1)
			Unexercisable	Exercisable	Unexercisable	Exercisable
Daniel J. Thomas	—	—	414,543	361,514	—	—
Frederick C. Dunlap(2)	—	—	—	312,500	—	—
James M. Greenwood	—	—	79,759	181,585	—	—
Thomas E. Kiraly	—	—	139,939	106,644	—	—
Richard A. Parr II	—	—	34,610	50,203	—	—

(1)	Because there is no active trading market for Concentra Holding’s common stock, we rely on the Compensation Committee to determine in good faith the fair value of securities underlying in-the-money options. Neither Concentra Holding nor Concentra Operating has any class of equity securities registered under Section 12 of the Exchange Act.
(2)	Mr. Dunlap resigned as President and Chief Operating Officer in October 2004. His restricted stock awards and option awards were cancelled in accordance with the terms and conditions of the agreements under which such awards were originally granted.

Compensation of Directors

Members of our parent’s board of directors who are also our officers or employees do not receive compensation for their services as directors. Each non-employee director receives a $10,000 annual retainer, payable in equal quarterly installments, $3,500 for each regular or special board of directors meeting attended, and $1,000 for each regular or special standing board of directors committee meeting not held in conjunction with a board of directors meeting. The chairman of each standing board of directors committee receives an additional fee of $500 for each regular or special standing board of directors committee meeting attended as chairman, whether or not such meeting was held in conjunction with a board of directors meeting. In addition, the chairman of the Audit and Compliance Committee receives a $10,000 annual fee, payable in equal quarterly installments.

Each new non-employee director receives an award of nonqualified options to purchase 10,000 shares of common stock under Concentra Holding’s 1999 Stock Option and Restricted Stock Purchase Plan, as amended (the “1999 Stock Plan”), with such awards to be made on the next business day following their first election to the board of directors. This initial option award is immediately vested and exercisable. Each non-employee director also receives an annual award of options to purchase 4,000 shares of common stock. These annual awards are made on the next business day following each annual meeting of Concentra Holding, and vest and become exercisable at a rate of 25% each year for four years. Each non-employee director stock option award has an exercise price no less than 100% of fair market value on the date of award, and will expire on the earlier of 10 years from the date of award or one year after the holder ceases to serve on the board of directors. On June 25, 2004, each non-employee director received 4,000 nonqualified stock options to purchase shares of our common stock at an exercise price of $13.80 per share.

Other Compensation Arrangements

Employment Agreements

Each of the named executive officers has entered into an employment agreement with Concentra Holding. The employment agreements were entered into in August 1999 for Messrs. Thomas, Kiraly, Greenwood, and Parr, and in August 2002 for Mr. Dunlap, who resigned as our President and Chief Operating Officer in October 2004. The principal terms of these employment agreements are as follows:

•	each agreement has a term of two years, subject to automatic renewal for additional one-year terms, unless terminated in accordance with the agreement’s terms;

•	each agreement provides for compensation consisting of base salary amounts, bonuses at the discretion of the board of directors of Concentra Holding, and participation in any group health plan adopted by us for our employees;

•	each agreement provides for a severance payment in the event of (1) termination by Concentra Holding without cause, or (2) resignation by the employee for good reason, consisting of two years’ base salary for Mr. Thomas, 18 months base salary for Mr. Dunlap, and one year’s base salary for each of Messrs. Greenwood, Kiraly, and Parr; and

•	effective January 1, 2005, base salaries under the employment agreements are as follows: $570,000 Mr. Thomas, $320,000 for Mr. Greenwood, $350,000 for Mr. Kiraly, and $295,000 for Mr. Parr.

Compensation Plans

1999 Stock Plan

General

Concentra Holding’s board of directors and stockholders approved the 1999 Stock Plan in August 1999 for the purpose of promoting the interests of Concentra Holding and its subsidiaries and the interests of its stockholders. The 1999 Stock Plan provides an opportunity for selected employees and officers of Concentra Holding and its subsidiaries and to other persons providing services to Concentra Holding and its subsidiaries to purchase Concentra Holding’s common stock. By encouraging such stock ownership, we seek to attract, retain, and motivate such employees and other persons and to encourage such employees and other persons to devote their best efforts to our business and financial success. The following summary describes the principal features of the 1999 Stock Plan and is qualified in its entirety by reference to the specific provisions of the 1999 Stock Plan, a copy of which has been filed with the SEC.

Description of 1999 Stock Plan

Shares and Options Subject to Plan. The 1999 Stock Plan provides for the grant of options to purchase or awards to receive an aggregate of up to 5,250,000 shares of common stock, either in the form of incentive stock options intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986 (“IRC” or the “Code”), nonqualified stock options, or restricted stock awards. The 1999 Stock Plan includes provisions for adjustment of the number of shares of common stock available for grant or award thereunder and in the number of shares of common stock underlying outstanding options in the event of any stock splits, stock dividends, or other relevant changes in the capitalization of Concentra Holding.

Eligibility. Under the 1999 Stock Plan, employees, including officers, are eligible to receive grants of incentive stock options structured to qualify under Section 422 of the Code, nonqualified stock options, or shares of restricted stock; neither of the latter two awards is intended to meet the requirements of IRC Section 422. Non-employee directors are eligible to receive only nonqualified stock options and restricted stock awards.

Administration. Our Compensation Committee designates the individuals to receive the grants and awards, the nature of the grants and awards, the number of options or shares granted, and the terms and conditions of each grant or award.

Terms of Options and Awards. Each option grant or award made under the 1999 Stock Plan is evidenced by a stock option or restricted stock award agreement, as applicable.

The exercise price of non-qualified stock options shall not be less than 85% of the fair market value of the shares of Concentra Holding common stock, as determined by our parent’s board of directors or its Compensation Committee, as the case may be, on the date the options are granted; provided that, in the case of non-qualified stock options intended to qualify as “performance-based compensation” within the meaning of IRC Section 162(m), the exercise price may not be less than 100% of the fair market value at the time of grant. The exercise price of incentive stock options may not be less than 100% of the fair market value of the shares of Concentra Holding’s common stock on the date that the options are granted. In addition, the aggregate fair market value of the shares of Concentra Holding’s common stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year may not exceed $100,000. Further, no incentive stock options may be granted to an optionee who owns more than 10% of the total combined voting power of all classes of stock of Concentra Holding, unless the exercise price is at least 110% of the fair market value of the shares of Concentra Holding’s common stock and the exercise period does not exceed five years.

Restricted stock awards made under the 1999 Stock Plan are in such amounts and at such times as determined by the Compensation Committee. The vesting, restriction, and release provisions of such awards are also determined by the Compensation Committee.

Term of the 1999 Stock Plan. The 1999 Stock Plan will continue in effect until August 17, 2009 unless terminated prior to such date by our parent’s board of directors.

Other Outstanding Options

In addition to the options and awards granted under the 1999 Stock Plan, as of March 1, 2005, Concentra Holding had issued or assumed from its predecessors or acquired companies outstanding options to purchase an aggregate of 376,621 shares of common stock pursuant to separate agreements between Concentra Holding and the holders thereof.

The aggregate 4,354,258 options that were outstanding as of March 1, 2005, under the 1999 Stock Plan and all predecessor plans assumed from acquired companies, had a weighted average exercise price of approximately $13.4689 per share, and remain subject to various vesting provisions.

Unexercised options and their exercise prices are subject to adjustment if there is a subdivision or consolidation of Concentra Holding’s common stock, the payment of a stock dividend, or other increase or decrease in the number of shares of Concentra Holding’s common stock outstanding, and Concentra Holding does not receive compensation for any such adjustments. In addition, the number and type of securities underlying an option are subject to adjustment if Concentra Holding is party to a merger or consolidation.

Certain Federal Income Tax Consequences of the 1999 Stock Plan

The tax consequences of incentive stock options, nonqualified stock options, and restricted stock awards are complex. Therefore, the description of tax consequences set forth below is necessarily general in nature and does not purport to be complete. Moreover, statutory provisions are subject to change, as are their interpretations, and their application may vary in individual circumstances. Finally, the tax consequences under applicable state and local income tax laws may not be the same as under the federal income tax laws.

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

If shares received upon exercise of incentive stock options are disposed of prior to satisfaction of the holding period requirements, the optionee generally will recognize taxable ordinary income, in the year in which such disqualifying disposition occurs, in an amount equal to the lesser of (1) the excess of the fair market value of the shares on the date of exercise over the exercise price, and (2) the gain recognized on such disposition. Such amount will ordinarily be deductible by Concentra Holding for federal income tax purposes in the same year, provided that Concentra Holding satisfies certain federal income tax information reporting requirements. In addition, the excess, if any, of the amount realized by the exercise of the incentive stock options will be treated as capital gain, long-term or short-term, depending on whether the shares were held for more than one year after the exercise of the options.

Nonqualified stock options may be granted under the 1999 Stock Plan. An optionee generally will not recognize any taxable income upon grant of nonqualified stock options. The optionee will recognize taxable ordinary income at the time of exercise of such options in an amount equal to the excess of the fair market value of the shares on the date of exercise over the exercise price. Such amount will ordinarily be deductible by Concentra Holding in the same year, provided that Concentra Holding satisfies certain federal income tax information reporting requirements. Any gain or loss subsequently recognized by the optionee upon a sale or exchange of the shares will be capital gain or loss, long-term or short-term, depending on whether the shares were held for more than one year after the exercise of the options and prior to such sale or exchange.

Restricted stock awards may also be granted under the 1999 Stock Plan. A recipient of a restricted stock award generally will not recognize taxable income upon the award of shares of such stock, unless he or she makes a timely election under Section 83(b) of the IRC. Such a recipient, however, would recognize taxable ordinary income and the holding period for such shares would commence at the time that such shares become vested, in an amount equal to the excess of the fair market value of the shares at the time over the purchase price paid for such shares, if any. If, on the other hand, the recipient makes a timely election under Section 83(b), he or she would recognize taxable ordinary income and the holding period for such shares would commence at the time of purchase or grant, in an amount equal to the excess of the fair market value of the shares at that time, determined without regard to any transfer restrictions imposed on the shares, vesting provisions, or any restrictions imposed by the securities laws, over the purchase price paid for such shares, if any. In either case, Concentra Holding should be entitled to a deduction in an amount equal to the ordinary income recognized by the recipient in the same year that the recipient recognized such income, provided that it satisfies certain federal income tax information reporting requirements. Any gain or loss subsequently recognized by the recipient upon a sale or exchange of the shares will be recorded as capital gain or loss, long-term or short-term, depending on whether the shares were held for more than one year prior to such sale or exchange.

401(k) Plan

Concentra Holding has a defined contribution plan that complies with Section 401(k) of the IRC. Substantially all employees of Concentra Holding, its subsidiaries, and affiliates, including certain officers of Concentra Operating, are eligible to participate in the 401(k) plan. Since January 1, 2004, eligible employees, once they have attained age 21, may participate in the plan at the first of the calendar month following 30 days of employment. Generally, employees may contribute amounts up to the lesser of a specified statutory amount and of 25% of their pre-tax eligible compensation. Under the 401(k) plan, Concentra Holding has the option of matching a portion of the participants’ pretax contributions. For 2004, we elected to match 25% of participants’ pretax contributions during the plan year, up to a maximum of 4% of each participant’s eligible compensation as defined in the 401(k) plan document, subject to maximum eligible compensation of $60,000. For 2003 and 2002, we elected to match 25% of participants’ pretax contributions during the plan year, up to a maximum of 4% of each participant’s eligible compensation as defined in the 401(k) plan document, subject to maximum eligible compensation of $30,000.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of Concentra Holding is composed of Messrs. Queally, Carlyle, Ferrer, and George. Mr. Carlyle, who served as the non-employee Chairman of Concentra Holding until August 1999, has served as a member of the Compensation Committee since December 1998.

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

Compensation Committee Report on Executive Compensation

The Compensation Committee of our parent’s board of directors has overall responsibility for the executive officer compensation program. The Compensation Committee reviews, evaluates, and establishes the compensation for our executive officers. No member of the Compensation Committee is an employee of ours or participates in our executive compensation program.

Objectives

The executive officer compensation program has been designed to achieve the following principal objectives:

•	Attract, motivate, and retain talented executives;

•	Link the financial interests of our executives and our parent’s stockholders; and

•	Promote the achievement of our goals and objectives.

The Compensation Committee considers objective and subjective factors to achieve these objectives in making compensation decisions for our executive officers. In determining executive compensation for 2004, the Compensation Committee considered our financial performance as compared to service industry companies with similar earnings as measured by growth in Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), and included amounts in consideration of the successful completion of Concentra Holding’s June 2004 dividend distribution. The Compensation Committee also considered certain subjective factors, including each executive officer’s participation and success in developing and executing our strategic plans, effectively promoting career development for management employees, demonstrating leadership, and other activities that could contribute to our future success.

Executive Compensation Components

The principal components of our executive compensation program are: (1) base salary; (2) annual bonus; and (3) equity participation. The Compensation Committee reviews each component of executive compensation on an annual basis. The “Summary Compensation Table” at the beginning of this item contains information regarding the compensation provided to the named executive officers in 2004.

Base Salary. Salary is paid for ongoing performance throughout the year. Base salary increases are provided to executive officers based on an evaluation of each executive officer’s performance, as well as our performance as a whole.

Annual Bonus. In furtherance of the Compensation Committee’s objective to link the financial interests of our executive officers and our parent’s stockholders, a significant proportion of total cash compensation for executive officers is contingent on attainment of specific individual and company performance goals. This approach creates a direct incentive for executive officers to achieve desired performance goals and places a significant percentage of each executive officer’s compensation at risk. At or prior to the beginning of each year, the Compensation Committee establishes a potential bonus amount for each executive officer based on the achievement of specific individual and company goals. The Compensation Committee established annual bonus potential for 2004 based upon our achievement of predetermined EBITDA criteria and certain subjective factors applicable to each individual executive officer.

Equity Participation. Equity participation is a key component of our executive compensation program. Option grants and restricted stock awards are designed to retain executive officers and provide incentives to enhance stockholder value through the alignment of the financial interests of executive officers with those of stockholders. Stock options also provide an effective incentive for management to create stockholder value over the long term, because the full benefit of the compensation package cannot be realized unless an appreciation in the price of our parent’s common stock occurs over a number of years.

Chief Executive Officer Compensation

The Compensation Committee determined the base salary, bonus, and equity awards received by Daniel J. Thomas, President and Chief Executive Officer, for services rendered in 2004 in a manner consistent with the executive compensation objectives and components described above. For 2004, Mr. Thomas’s base salary was $550,000 and he received bonus compensation $850,000, which includes an amount in consideration of the successful completion of the Company’s June 2004 dividend distribution. In addition, the Compensation Committee awarded Mr. Thomas equity awards as follows: options to purchase 200,000 shares of Concentra Holding common stock, and awards of 100,000 shares of restricted stock. The options were granted at an exercise price of $13.80 per share and vest over a four-year period, with 25% of the options vesting and becoming exercisable on August 2 in each of 2005, 2006, 2007, and 2008. The restrictions on the shares of restricted stock lapse on April 1, 2011 with respect to 95,000 shares and on December 15, 2011 with respect to 5,000 shares, or, if earlier, upon the achievement of adjusted EBITDA of at least $200,000,000 for four sequential fiscal quarters. The Compensation Committee granted these equity awards based on consideration of Mr. Thomas’s potential contribution to our Company, as well as the equity awards outstanding and granted in previous years.

The Compensation Committee determined the total compensation granted to Mr. Thomas in 2004 based on its judgment that the amounts are reasonable, appropriate, and desirable in light of his contributions to our current and possible future performance. The assessment of his contributions was based on the Compensation Committee’s subjective evaluation of Mr. Thomas’s abilities, skills, efforts, and leadership, as well as consideration of executive compensation at companies of similar size and profitability engaged in the same or similar businesses.

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

The Compensation Committee
Paul B. Queally, Chairman
John K. Carlyle
Carlos A. Ferrer
David A. George

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Concentra Operating does not issue any of its equity securities in conjunction with an equity compensation plan. See Item 11, “Executive Compensation,” for a discussion of Concentra Holding’s equity compensation plan.

All the issued and outstanding capital stock of Concentra Operating is owned by Concentra Holding. As of March 1, 2005, Concentra Holding had 35,589,512 shares of common stock outstanding. The table below contains information regarding the beneficial ownership of Concentra Holding’s common stock as of March 1, 2005, by:

•	each stockholder who owns beneficially 5% or more of Concentra Holding’s common stock;

•	each director of Concentra Holding;

•	each named executive officer; and

•	all directors and executive officers as a group.

We have determined beneficial ownership according to the rules of the SEC. Unless otherwise noted in the footnotes to this table, each stockholder named in this table has sole voting and investment power with respect to the Concentra Holding common shares shown as beneficially owned, subject to applicable community property laws. The number of shares beneficially owned by a person includes shares of common stock that are subject to stock options or warrants that are either currently exercisable or exercisable within 60 days after March 1, 2005. These shares are also deemed outstanding for the purpose of computing the percentage of outstanding shares owned by the person. These shares are not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, all stockholders set forth below have the same principal business address as Concentra Operating.

Name	Number of Shares	Percent Ownership
Welsh, Carson, Anderson & Stowe VIII, L.P.(1) 320 Park Avenue, Suite 2500 New York, NY 10022	24,884,028	67.16%
FFC Partners I, L.P.(2) c/o Ferrer Freeman & Company, LLC The Mill 10 Glenville Street Greenwich, CT 06831	2,298,551	6.44
Paul B. Queally(3) c/o Welsh, Carson, Anderson & Stowe 320 Park Avenue, Suite 2500 New York, NY 10022	24,106,073	65.13
Carlos A. Ferrer(4) c/o Ferrer Freeman & Company, LLC The Mill 10 Glenville Street Greenwich, CT 06831	2,298,551	6.44
D. Scott Mackesy(5) c/o Welsh, Carson, Anderson & Stowe 320 Park Avenue, Suite 2500 New York, NY 10022	24,091,784	65.09
John K. Carlyle(6)	59,466	*
David A. George(7)	10,000	*
Steven E. Nelson(8)	86,812	*
Richard J. Sabolik(9)	10,000	*
Daniel J. Thomas(10)	402,715	*
Thomas E. Kiraly(11)	115,731	*
James M. Greenwood(12)	203,967	*
Richard A. Parr II(13)	60,014	*
All directors and executive officers as a group (11 individuals)	27,379,250	72.15%

*	Less than one percent.
(1)	Includes 1,441,682 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 22,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by WCAS are owned of record by Welsh, Carson, Anderson & Stowe VI, L.P. (1,729,712), WCAS Healthcare Partners, L.P. (118,873), WCAS Capital Partners III, L.P. (764,285), and WCAS Management Corp. (270). An aggregate of 818,165 shares reflected as owned by WCAS are owned beneficially and of record by certain individuals, including Messrs. Mackesy and Queally, who are members of the limited liability company that serves as its sole general partner, or who are employed by its investment adviser. Except for 40,210 shares held by Mr. Queally and 25,921 shares held by Mr. Mackesy, such individuals disclaim beneficial ownership of such shares.
(2)	Includes 74,730 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 11,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by FFC Partners I, L.P. are owned beneficially and of record by FFC Partners II, L.P. (249,112), FFC Executive Partners I, L.P. (80,836) and FFC Executive Partners II, L.P. (3,587). Carlos A. Ferrer and David A. Freeman are managers of the limited liability company that serves as the sole general partner of FFC Partners I, L.P. and FFC Executive Partners I, L.P. and are managing members of entities that serve as the sole general partners of each of FFC Partners II, L.P. and FFC Executive Partners II, L.P. These individuals may be deemed to share beneficial ownership of the shares owned of record by these entities. Except for 11,000 shares, Mr. Ferrer disclaims beneficial ownership of any such shares, except to his pecuniary interest therein, if any.
(3)	Includes 1,410,791 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 11,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by Mr. Queally are owned of record by WCAS (21,452,723), Welsh, Carson, Anderson & Stowe VI, L.P. (1,729,712), WCAS Healthcare Partners, L.P. (118,873), WCAS Capital Partners III, L.P. (764,285), and WCAS Management Corp. (270). Except for 40,210 shares, Mr. Queally disclaims beneficial ownership of such shares.

(4)	Includes 74,730 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 11,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. The shares reflected as owned by Mr. Ferrer are owned of record by FFC Partners I, L.P. (1,954,016), FFC Partners II, L.P. (249,112), FFC Executive Partners I, L.P. (80,836) and FFC Executive Partners II, L.P. (3,587). Carlos A. Ferrer and David A. Freeman are managers of the limited liability company that serves as the sole general partner of FFC Partners I, L.P. and FFC Executive Partners I, L.P. and are managing members of entities that serve as the sole general partners of each of FFC Partners II, L.P. and FFC Executive Partners II, L.P. These individuals may be deemed to share beneficial ownership of the shares owned of record by these entities. Except for 11,000 shares, Mr. Ferrer disclaims beneficial ownership of any such shares, except to his pecuniary interest therein, if any.
(5)	Includes 1,410,132 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 11,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by Mr. Mackesy are owned of record by WCAS (21,452,723), Welsh, Carson, Anderson & Stowe VI, L.P. (1,729,712), WCAS Healthcare Partners, L.P. (118,873), WCAS Capital Partners III, L.P. (764,285), and WCAS Management Corp. (270). Except for 25,921 shares, Mr. Mackesy disclaims beneficial ownership of such shares.
(6)	Includes 51,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(7)	Includes 10,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(8)	Includes 3,803 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 16,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(9)	Includes 10,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(10)	Includes 3,803 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 381,278 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Does not include 40,714 shares that may be acquired upon the exchange of deferred share units for our parent’s common stock.
(11)	Includes 721 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 113,289 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Does not include 9,091 shares that may be acquired upon the exchange of deferred share units for our parent’s common stock.
(12)	Includes 193,171 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Does not include 12,603 shares that may be acquired upon the exchange of deferred share units for our parent’s common stock.
(13)	Includes 1,559 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 53,406 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Does not include 20,325 shares that may be acquired upon the exchange of deferred share units for our parent’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This Item 13 describes certain relationships and transactions involving us and certain of our directors, executive officers, and other related parties. We believe that all the transactions described in this Item 13 of this report are upon fair and reasonable terms no less favorable than could be obtained in comparable arm’s length transactions with unrelated parties.

Equity Investor Agreements

Stockholders Agreement

Concentra Holding, WCAS, investors affiliated with WCAS (the “WCAS Investors”), certain management investors (including certain executive officers of Concentra Holding and Concentra Operating), Ferrer Freeman and Company, LLC (“FFC”) and certain of its affiliates are parties to a stockholders agreement, dated as of August 17, 1999. The stockholders agreement provides:

•	for limitations on the transfer of shares owned by the investors;

•	for tag-along rights for FFC and its affiliates, the management investors, and the WCAS Investors, other than WCAS, to participate in proposed dispositions of Concentra Holding’s common stock by WCAS;

•	that, in the event WCAS receives a third-party offer to purchase a significant portion its Concentra Holding common stock, WCAS may require FFC, the WCAS Investors and the management investors to accept the offer and sell their shares of Concentra Holding to the third party; and

•	for preemptive rights to the investors to participate, on a pro rata basis according to their ownership of Concentra Holding’s capital stock, in equity offerings of Concentra Holding with certain customary exceptions.

The stockholders agreement does not provide for any agreements among the WCAS Investors, the management investors, and the FFC investors with respect to voting of shares or management of Concentra Holding.

Registration Rights Agreement

At the same time they entered into the stockholders agreement, Concentra Holding, the WCAS Investors, the management investors, and the FFC investors also entered into a registration rights agreement. The registration rights agreement gives investors certain rights to require Concentra Holding to register their shares of Concentra Holding’s capital stock under the Securities Act and, upon request, to include their shares in any other registration of shares by Concentra Holding.

Class A Common Stock

Certain shares of Concentra Holding’s common stock held by FFC and certain of its affiliates are designated Class A common stock. The Amended and Restated Certificate of Incorporation of Concentra Holding provides that the Class A common stock is identical in all respects to Concentra Holding’s common stock, except that, as long as any Class A common stock is outstanding, the holders of Class A common stock, voting as a class, shall have the right to elect one member of Concentra Holding’s board of directors. All shares of Class A common stock automatically convert into shares of common stock upon the occurrence of certain events, including the completion of a firm commitment underwritten public offering of the common stock of Concentra Holding resulting in gross proceeds to Concentra Holding of at least $30,000,000.

Concentra Holding’s Debt and Equity Instruments

WCAS Capital Partners III, L.P., a WCAS affiliate, held approximately $73.3 million in accreted value of our 14% senior discount debentures until August 13, 2003. Concentra Holding redeemed $53.9 million in accreted value of these debentures on August 13, 2003 in connection with Concentra Operating’s issuance of $150 million aggregate principal amount of its 9½% senior subordinated notes, and the remaining $19.4 million, plus $0.7 million of additional accrued interest, was redeemed on November 20, 2003 in connection with Concentra Operating’s issuance of an additional $30 million aggregate principal amount of its 9½% senior subordinated notes. Messrs. Queally and Mackesy, who are members of WCAS, may be deemed to control WCAS Capital Partners III, L.P.

Other Related-Party Transactions

Acquisition of Em3 Corporation

In December 2002, in a transaction valued at $30.7 million (consisting of $30.1 million in our parent’s common stock and assumption of $0.6 million of indebtedness to WCAS), we acquired Em3, a provider of information technology and a software-based system for the management of work-related injuries. Prior to the acquisition, we provided certain administrative services to Em3, including leasing employees to Em3, providing office space, providing access to certain of our software and systems, and related administrative services. During the eleven-month period ending November 20, 2002, Em3 paid us $2.8 million for the administrative services and reimbursable expenses we provided.

The stockholders of Em3 were primarily the same as our parent’s principal stockholders. Mr. Queally, Mr. Mackesy, and Mr. Carlyle, each of whom is a director of our parent and us, Mr. Thomas, a director and executive officer of our parent and us, and Mr. Greenwood and Mr. Parr, each of whom is an executive officer of our parent and us, owned equity interests in Em3. The percentage of total Em3 share ownership by our parent’s principal stockholders and by our directors and executive officers prior to the acquisition was as follows: WCAS-affiliated entities and individuals as a group, 66.24%; FFC entities, 6.65%; Mr. Queally, 0.08%; Mr. Mackesy, 0.04%; Mr. Carlyle, 0.46%; Mr. Thomas, 0.47%; Mr. Greenwood, 0.59%; and Mr. Parr, 0.07%. Mr. Ferrer, a director of our parent and us, and Messrs. Greenwood, Carlyle, Queally, and Mackesy served on Em3’s board of directors.

Acquisition of OccMed Systems, Inc.

In December 2002, in a transaction valued at $16.6 million (consisting of $12.8 million in our parent’s common stock, assumption of $1.0 million in indebtedness to WCAS, and assumption of $2.8 million of other indebtedness), we acquired the assets of OccMed, a company engaged in developing new, free-standing, primary care occupational healthcare centers. Prior to the acquisition, we were party to a management and administrative services agreement with OccMed and performed management services for the development and construction of OccMed’s occupational healthcare centers, leased employees to OccMed, recruited, hired and trained employees for its occupational healthcare centers, and provided accounting, billing and collection services for its occupational healthcare centers. During the eleven-month period ending November 20, 2002, OccMed paid us $6.0 million for the administrative services and reimbursable expenses we provided in 2002, net of $3.0 million of OccMed receivables balances collected by us.

The stockholders of OccMed were primarily the same as our parent’s principal stockholders and included certain of our directors. The percentage of total OccMed share ownership by our principal stockholders and by our directors prior to the date of acquisition was as follows: WCAS-affiliated entities and individuals as a group, 69.40%; FFC entities, 7.56%; Mr. Queally, 0.09%; and Mr. Mackesy, 0.04%. Messrs. Queally, Mackesy, and Ferrer served on OccMed’s board of directors.

Other Related Party Transactions

W. Tom Fogarty, M.D., an officer of Concentra Holding and Concentra Operating, is the President, a director, and a stockholder of Occupational Health Centers of the Southwest, P.A. (“OHCSW”), and a stockholder, officer, and/or director of several other of the physician groups. A subsidiary of ours has entered into a 40-year management agreement with each of the physician groups. These management agreements have expiration dates from 2041 through 2043. OHCSW paid approximately $217.9 million, $217.6 million, and $178.7 million in management fees to a subsidiary of Concentra Operating in the years ended December 31, 2004, 2003, and 2002, respectively, under its management agreement with that subsidiary. These management fees eliminate in consolidation. Dr. Fogarty receives no remuneration from any of the physician groups for serving as an officer or director.

We derive revenue in the normal course of business from other companies owned or controlled by or affiliated with related parties. Health Services revenue from related parties totaled $0.2 million, $0.6 million, and $0.3 million during 2004, 2003, and 2002, respectively. Care Management Services revenue from related parties totaled $0.3 million, $0.4 million, and $0.1 million during 2004, 2003, and 2002, respectively.

We also purchase services in the normal course of business from other companies owned or controlled by or affiliated with related parties. These services include local phone service in certain geographic regions, information technology consulting, claims editing services, administration of open enrollment for employee benefits and third party laboratory services. We made payments to related parties for these services totaling $0.7 million, $0.6 million, and $0.7 million during 2004, 2003, and 2002, respectively.

In the normal course of business, we, our subsidiaries, affiliates, and our parent engage in certain intercompany transactions that reflect the obligations of the various business units. The transactions between us, our subsidiaries, affiliates, and our parent have been eliminated in the consolidated financial statements, except as described in “Note 10. Income Taxes” and “Note 14. Dividend and Other Equity Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP, our independent accountant, during the years ended December 31, 2004 and 2003 (in thousands):

Description of Fees	2004	2003
Audit Fees (1)	$921	$580
Audit Related Fees (2)	135	85
Tax Fees (3)	163	109
All Other Fees (4)	13	1

	$1,232	$775

(1)	Audit Fees. Includes fees billed for professional services rendered for the audit of our annual financial statements included in our Form 10-K, reviews of our quarterly financial statements included in Forms 10-Q, reviews of our other filings with the SEC, and other research work necessary to comply with generally accepted audited standards for the years ended December 31, 2004 and 2003.
(2)	Audit Related Fees. Includes fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include audits of our employee benefit plans, issuance of consents, and other accounting and reporting consultations.
(3)	Tax Fees. Includes fees billed for tax compliance, tax advice, and tax planning.
(4)	All Other Fees. Includes fees billed for software licenses and survey information.

Concentra Holding adopted a policy that the Audit Committee must approve in advance all audit and non-audit services provided by PricewaterhouseCoopers LLP. The Audit Committee approved all of these services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Consolidated Financial Statements

The following consolidated financial statements of the Company are included in Item 8.

2. Financial Statement Schedule

All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

3. Exhibits:

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit Number	Description
2.1

—Agreement and Plan of Reorganization dated August 29, 1997, by and among CRA Managed Care, Inc., OccuSystems, Inc., and Concentra Inc., formerly known as Concentra Managed Care, Inc. (incorporated by reference to Exhibit 2.1 to Concentra Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997).

2.2

—Agreement and Plan of Merger dated February 24, 1998, by and among Concentra Holding and Preferred Payment Systems, Inc. (incorporated by reference to Exhibit 2.2 to Concentra Holding’s Annual Report on Form 10-K for the year ended December 31, 1997).

2.3

—Agreement and Plan of Merger dated March 2, 1999, by and between Yankee Acquisition Corp. and Concentra Inc. (incorporated by reference to Exhibit 2.1 to Concentra Inc.’s Current Report on Form 8-K filed on March 3,1999).

2.4

—Amended and Restated Agreement and Plan of Merger dated March 24, 1999, by and between Yankee Acquisition Corp. and Concentra Inc. (incorporated by reference to Exhibit 2.1 to Concentra Inc.’s Current Report on Form 8-K filed on July 14, 1999).

2.5

—Agreement and Plan of Merger dated as of November 2, 2001, by and among Concentra Holding, NHR Acquisition Company, Inc., and National Healthcare Resources, Inc. (incorporated by reference to Exhibit 2.5 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.1	—Articles of Incorporation of Concentra Operating (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

3.2

—Amended and Restated By-Laws of Concentra Operating, as further amended June 20, 2002 (incorporated by reference to Exhibit 3.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.1

—Indenture dated as of August 13, 2003, by and among Concentra Operating, The Bank of New York, as Trustee, and the guarantors named therein relating to Concentra Operating’s 9½% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.7 to Concentra Operating’s Registration Statement on Form S-4 filed with the SEC on August 28, 2003).

4.2

—First Supplemental Indenture dated as of November 20, 2003, by and between Concentra Operating and The Bank of New York, as Trustee, relating to issuance of an additional $30.0 million in aggregate principal amount of Concentra Operating’s 9½% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.6 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003).

4.3

—Warrant Agreement dated as of August 17, 1999, by and among Concentra Inc. and the several persons named on Schedule I thereto (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

4.4

—Amendment No. 1 to Warrant Agreement dated as of November 1, 2001, by and among Concentra Inc. and the several warrant holders that are signatories thereto (incorporated by reference to Exhibit 4.6 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.5	—Form of Warrant to acquire Concentra Inc. common stock (included as an exhibit to Exhibit 4.3).

4.6

—Registration Rights Agreement dated as of November 17, 2003 by and among Concentra Operating, each of the subsidiary guarantors listed on the signature pages thereto, Credit Suisse First Boston LLC and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.11 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003).

4.7

—Warrant Agreement dated as of November 1, 2001, by and among Concentra Inc. and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.11 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.8	—Form of Warrant to acquire Concentra Inc. common stock (included as an exhibit to Exhibit 4.7).

4.9

—Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Inc. and the persons named in Schedules I and II thereto (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

4.10

—Amendment No. 1 to Registration Rights Agreement dated as of November 1, 2001, by and among Concentra Inc. and the persons named in Schedules I and II thereto (incorporated by reference to Exhibit 4.14 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.11

—Amendment No. 2 to Registration Rights Agreement dated as of November 5, 2001, by and among Concentra Inc. and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.15 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.12

—Amendment No. 3 to Registration Rights Agreement dated as of November 20, 2002, by and among Concentra Inc. and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.17 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.13

—Amendment No. 4 to Registration Rights Agreement dated as of December 1, 2002, by and among Concentra Inc. and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.18 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.14

—Stockholders Agreement dated as of August 17, 1999, by and among Concentra Inc. and the several persons named in Schedules I and II thereto (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

4.15

—Amendment No. 1 to Stockholders Agreement dated as of November 1, 2001, by and among Concentra Inc. and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.26 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.16

—Amendment No. 2 to Stockholders Agreement dated as of November 20, 2002, by and among Concentra Inc. and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.30 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.17

—Amendment No. 3 to Stockholders Agreement dated as of December 1, 2002, by and among Concentra Inc. and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.31 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.18

—Stockholders Agreement dated as of November 20, 2001, by and among Concentra Inc., Welsh, Carson, Anderson & Stowe VIII, L.P., certain holders of common stock and warrants to purchase common stock of Concentra Inc., certain stockholders of National Healthcare Resources, Inc., and Ferrer Freeman and Company, LLC, formerly known as Ferrer, Freeman, Thompson & Co., LLC (incorporated by reference to Exhibit 10.27 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.19

—Bridge Loan Agreement dated as of June 25, 2002 by and among Concentra Inc., the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.20

—Amendment No. 1 to Bridge Loan Agreement dated as of October 23, 2002, by and among Concentra Inc., the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 4.20 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.21

—Amendment No. 2 to Bridge Loan Agreement dated as of November 14, 2002, by and among Concentra Inc., the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 4.21 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003).

4.22

—Amendment No. 3 to Bridge Loan Agreement dated as of May 10, 2004, by and among Concentra Inc., the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K on May 12, 2004).

10.1

—Securities Purchase Agreement dated November 1, 2001, by and among Concentra Inc. and the several purchasers named on Schedule I thereto, relating to the issuance and sale of 2,266,546 shares of Concentra Inc. common stock and warrants to purchase 771,277 shares of Concentra Inc. common stock (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.2

—Credit Agreement dated as of August 13, 2003, by and among Concentra Inc., Concentra Operating, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Registration Statement on Form S-4, initially filed on August 28, 2003).

10.3

—Amendment to Credit Agreement dated as of November 17, 2003, by and among Concentra Inc., Concentra Operating, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003).

10.4

—Second Amendment to Credit Agreement dated as of June 8, 2004, by and among Concentra Inc., Concentra Operating, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.4 to Concentra Operating’s Registration Statement on Form S-4, initially filed on June 28, 2004).

10.5

—Third Amendment to Credit Agreement dated as of August 23, 2003, by and among Concentra Inc., Concentra Operating, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K, filed on August 24, 2004).

10.6

—Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.7

—Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan, as amended through June 20, 2002 (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002). (1)

10.8

—Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan as Amended Through September 24, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002). (1)

10.9

—Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Appendix G to the Joint Proxy Statement/Prospectus forming a part of Concentra Inc.’s Registration Statement on Form S-4 filed on July 31, 1997). (1)

10.10

—Employment Agreement dated as of August 17, 1999, between Concentra Inc. and James M. Greenwood (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.11

—Employment Agreement dated as of August 17, 1999, between Concentra Inc. and Richard A. Parr II (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.12

—Employment Agreement dated as of August 17, 1999, between Concentra Inc. and Daniel J. Thomas (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.13

—Employment Agreement dated as of August 17, 1999, between Concentra Inc. and Thomas E. Kiraly (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.14

—Indemnification Agreement dated as of June 26, 2003 between Concentra Inc. and Daniel J. Thomas (identical agreements were executed as of June 26, 2003 between Concentra Inc. and each of the following: John K. Carlyle, Frederick C. Dunlap, Carlos A. Ferrer, James M. Greenwood, Thomas E. Kiraly, D. Scott Mackesy, Steven E. Nelson, Richard A. Parr, Paul B. Queally and Richard J. Sabolik) (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.15

—Indemnification Agreement dated as of December 15, 2003 between Concentra Inc. and David A. George (incorporated by reference to Exhibit 10.15 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16

—Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between CHS and Occupational Health Centers of New Jersey, a New Jersey professional association (incorporated by reference to Exhibit 10.8 to OccuSystems’ Registration Statement on Form S-1 filed on March 28, 1996).

10.17

—Amended and Restated Occupational Medicine Center Management and Consulting Agreement dated as of July 30, 2003 between Concentra Health Services, Inc. and Occupational Health Centers of the Southwest, P.A. (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.18

—Asset Purchase Agreement among Concentra Inc., Concentra Operating and Em3 Corporation dated as of December 1, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on December 13, 2002).

21.1	—Subsidiaries of Concentra Operating. (2)

31.1	—Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	—Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	—Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	—Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.
(2)	Filed herewith.
(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCENTRA OPERATING CORPORATION

Date: March 31, 2005	By:	/s/ THOMAS E. KIRALY
Thomas E. Kiraly
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date
/s/ DANIEL J. THOMAS Daniel J. Thomas	President and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

/s/ THOMAS E. KIRALY Thomas E. Kiraly	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2005

/s/ PAUL B. QUEALLY Paul B. Queally	Chairman of the Board and Director	March 31, 2005

/s/ JOHN K. CARLYLE John K. Carlyle	Director	March 31, 2005

/s/ CARLOS A. FERRER Carlos Ferrer	Director	March 31, 2005

/s/ DAVID A. GEORGE David A. George	Director	March 31, 2005

/s/ D. SCOTT MACKESY D. Scott Mackesy	Director	March 31, 2005

/s/ STEVEN E. NELSON Steven E. Nelson	Director	March 31, 2005

/s/ RICHARD J. SABOLIK Richard J. Sabolik	Director	March 31, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Concentra Operating Corporation:

We have completed an integrated audit of Concentra Operating Corporation and its subsidiaries’ 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Concentra Operating Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP Dallas, Texas March 29, 2005

CONCENTRA OPERATING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$61,319	$42,621
Restricted cash	1,250	—
Accounts receivable, net	175,294	170,444
Prepaid expenses and other current assets	15,958	30,679
Deferred income taxes	16,053	14,386

Total current assets	269,874	258,130

Property and equipment, net	103,058	120,101
Goodwill and other intangible assets, net	449,698	483,773
Other assets	30,710	25,527

Total assets	$853,340	$887,531

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Revolving credit facility	$—	$—
Current portion of long-term debt	34,092	4,841
Accounts payable	11,395	7,355
Accrued expenses	60,182	71,392
Accrued compensation	51,810	57,115

Total current liabilities	157,479	140,703

Long-term debt, net	700,112	654,393
Deferred income taxes	18,414	11,687
Other liabilities	40,201	36,738

Total liabilities	916,206	843,521

Commitments and contingencies (See Note 11)

Stockholder’s equity:
Common stock, par value $.01 per share:
Authorized shares - 10,000
Issued and outstanding shares – 1,054	—	—
Paid-in capital	42,890	140,659
Retained deficit	(105,756)	(96,649)

Total stockholder’s equity (deficit)	(62,866)	44,010

Total liabilities and stockholder’s equity	$853,340	$887,531

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Revenue:
Health Services	$576,880	$511,387	$471,968
Network Services	281,374	260,159	230,299
Care Management Services	243,996	279,142	296,783

Total revenue	1,102,250	1,050,688	999,050

Cost of services:
Health Services	474,343	421,663	406,164
Network Services	163,800	147,350	138,218
Care Management Services	215,999	248,312	267,054

Total cost of services	854,142	817,325	811,436

Total gross profit	248,108	233,363	187,614

General and administrative expenses	130,263	122,949	106,222
Amortization of intangibles	3,234	3,933	3,776
Loss on impairment of goodwill and long-lived assets	41,682	—	—
Unusual gains	(96)	—	(1,200)

Operating income	73,025	106,481	78,816

Interest expense, net	55,606	56,318	63,582
(Gain) loss on change in fair value of hedging arrangements	—	(9,869)	7,589
Loss on early retirement of debt	14,105	7,837	7,894
Other, net	3,043	2,692	(1,275)

Income before income taxes	271	49,503	1,026
Provision for income taxes	10,246	6,214	10,634

Net income (loss)	$(9,975)	$43,289	$(9,608)

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Operating Activities:
Net income (loss)	$(9,975)	$43,289	$(9,608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	39,799	45,876	42,888
Amortization of intangibles	3,234	3,933	3,776
Restricted stock amortization	868	423	69
Loss on impairment of goodwill and long-lived assets	41,682	—	—
(Gain) loss on change in fair value of hedging arrangements	—	(9,869)	7,589
Write-off of deferred financing costs	2,505	7,837	1,588
Write-off of fixed assets	160	662	135
Unusual gains	(96)	—	(1,200)
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(2,972)	(2,083)	13,118
Prepaid expenses and other assets	14,127	(11,126)	5,341
Accounts payable and accrued expenses	9,541	34,646	(7,730)

Net cash provided by operating activities	98,873	113,588	55,966

Investing Activities:
Purchases of property, equipment and other assets	(27,897)	(29,648)	(35,074)
Acquisitions, net of cash acquired	(6,794)	(6,237)	(1,726)
Increase in restricted cash	(1,250)	—	—
Proceeds from the licensing of internally-developed software	—	—	515

Net cash used in investing activities	(35,941)	(35,885)	(36,285)

Financing Activities:
Borrowings (payments) under revolving credit facilities, net	—	—	(6,000)
Proceeds from the issuance of debt	222,850	519,218	3,960
Repayments of debt	(147,926)	(340,485)	(80,615)
Dividend to parent	(96,028)	—	—
Payment of early debt retirement costs	(11,600)	—	—
Payment of deferred financing costs	(8,495)	(13,152)	(3,321)
Distributions to minority interests	(3,445)	(2,316)	(1,935)
Contribution from issuance of common stock by parent	410	266	25,370
Contributions to parent	—	(193,912)	—
Payment to terminate hedging arrangements	—	(23,603)	—
Proceeds from issuance of common stock to parent	—	—	52,955
Other	—	(100)	(43)

Net cash used in financing activities	(44,234)	(54,084)	(9,629)

Net Increase in Cash and Cash Equivalents	18,698	23,619	10,052
Cash and Cash Equivalents, beginning of year	42,621	19,002	8,950

Cash and Cash Equivalents, end of year	$61,319	$42,621	$19,002

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$58,506	$49,867	$62,983
Income taxes paid (received), net	$2,031	$2,785	$(861)
Liabilities and debt assumed in acquisitions	$956	$1,154	$258
Net asset contribution (to) from parent	$—	$(193,912)	$42,964
Non-cash investing and financing activities:
Capital lease obligations	$153	$1,351	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except share amounts)

	$ 0.01 Par Value Common Stock
	Number of Shares	Value	Paid-In Capital	Retained Deficit	Stockholder’s Equity
Balance, December 31, 2001	1,000	$—	$188,678	$(101,973)	$86,705

Amortization of deferred compensation	—	—	—	69	69
Tax benefits from parent (see Note 10)	—	—	211	—	211
Contribution from issuance of common stock by parent	—	—	68,334	—	68,334
Shares issued to parent	54	—	52,955	—	52,955
Modification of stock options and other	—	—	899	—	899
Deemed dividend from acquisition of affiliate (see Note 5)	—	—	—	(28,849)	(28,849)
Net loss	—	—	—	(9,608)	(9,608)

Balance, December 31, 2002	1,054	—	311,077	(140,361)	170,716

Amortization of deferred compensation	—	—	—	423	423
Contribution to parent (see Note 8)	—	—	(193,912)	—	(193,912)
Tax benefits from parent (see Note 10)	—	—	22,860	—	22,860
Contribution from issuance of common stock by parent	—	—	266	—	266
Modification of stock options and other	—	—	368	—	368
Net income	—	—	—	43,289	43,289

Balance, December 31, 2003	1,054	—	140,659	(96,649)	44,010

Amortization of deferred compensation	—	—	—	868	868
Dividend to parent (see Note 8)	—	—	(97,252)	—	(97,252)
Tax benefits from parent (see Note 10)	—	—	782	—	782
Contribution from issuance of common stock by parent	—	—	410	—	410
Contribution to parent from issuance of deferred shares	—	—	(1,506)	—	(1,506)
Modification of stock options and other	—	—	(203)	—	(203)
Net loss	—	—	—	(9,975)	(9,975)

Balance, December 31, 2004	1,054	$—	$42,890	$(105,756)	$(62,866)

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Concentra Operating Corporation (the “Company” or “Concentra Operating”) is a leading comprehensive outsource solution for containing healthcare and disability costs. Serving the occupational, auto, and group healthcare markets, Concentra Operating provides employers, insurers, and payors with a series of integrated services that includes employment-related injury and occupational health care, in-network and out-of-network medical claims review and repricing, access to specialized preferred provider organizations, first notice of loss or injury services, case management, and other cost containment services. The Company provides these services through its health services (“Health Services”), network services (“Network Services”), and care management services (“Care Management Services”) segments (see “Note 15. Segment Information”). Earnings per share has not been reported for the periods presented, as Concentra Operating is a wholly-owned subsidiary of Concentra Inc. (“Concentra Holding”) and has no publicly held shares. Welsh, Carson, Anderson & Stowe (“WCAS”) is the largest stockholder of Concentra Holding. Funds managed by Ferrer Freeman and Company, LLC (“FFC”) are also a significant stockholder of Concentra Holding.

2. Summary of Significant Accounting Policies

(a) Consolidation

The consolidated financial statements include the accounts of all subsidiaries and joint ventures in which a controlling interest is held. Investments in certain joint ventures where the Company owns a 50% or less interest are accounted for on an equity basis and, accordingly, consolidated income includes the Company’s share of their income. For joint ventures where the Company owns a more than 50% interest, minority interests of $18.4 million and $18.6 million were included in other liabilities at December 31, 2004 and 2003, respectively. All significant intercompany accounts and transactions are eliminated in consolidation.

Physician and physical therapy services are provided at the Health Services centers under management agreements with affiliated physician groups (the “Physician Groups”), which are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers’ patients. The management agreements have original terms of 40 years, with expiration dates of 2041 through 2043, and provide for the wide array of services that Health Services offers to the physician groups, such as: providing nurses and other medical support personnel, practice and facilities management, billing and collection, accounting, tax, and financial management, human resource management, risk management, and marketing and information-based services. Since the equity investors in the Physician Groups managed by the Company have insignificant capital at risk, lack voting rights, are not obligated to absorb expected losses, and do not have the right to receive expected returns, the physician groups are variable interest entities (“VIE’s”), which are required to be consolidated under the revised Financial Accounting Standards Board (the “FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). The results of the VIE’s are consolidated with those of the Company because: (1) the Company is the primary beneficiary of the VIE’s and the nominee shareholder of the VIE’s is a related party and de facto agent of the Company, (2) the activities of the VIE’s are significant to the Company, and (3) the Company bears the risk for any losses of the VIE’s. All obligations arising from the operations of the Physician Groups are the responsibility of the Company.

(b) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value due to the short maturity of those instruments.

(c) Restricted Cash

Restricted cash at December 31, 2004 consists of $1.3 million of cash held by the Company’s insurance captive to be used as initial capital for future insurance claims and expenses. This insurance captive was formed in December 2004 to begin providing professional liability coverage effective January 1, 2005, and its results are consolidated with those of the Company. For a further description of the Company’s insurance captive, see “(n) Professional Liability Insurance Claims.”

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(d) Revenue Recognition

The Company generally recognizes revenue when there is persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The Company reduces revenue for estimated contractual allowances and records any amounts invoiced to the customer in advance of service performance as deferred revenue. The Company recognizes this revenue in the periods services are performed. The amount of deferred revenue, which is included in accrued liabilities, was $6.0 million and $7.3 million as of December 31, 2004 and 2003, respectively. In addition to the aforementioned general policy, the following are the specific revenue recognition policies of each segment of the Company’s operations.

Health Services. Health Services consists of two primary components: (1) workers’ compensation injury care and related services; and (2) non-injury healthcare services related to employer needs or statutory requirements. The Company recognizes revenue for both of these services as the services are performed. The provider reimbursement methods for workers’ compensation injury care and related services vary on a state-by-state basis. Currently, 42 states have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are determined by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In the states without fee schedules, healthcare providers are reimbursed based on usual, customary, and reasonable fees charged in the particular state in which the services are provided. The Company includes billings for services in states with fee schedules in revenue net of allowance for estimated differences between list prices and allowable fee schedule rates. In states without fee schedules, the Company includes billings for its services in revenue net of allowance for estimated differences between the Company’s list prices and amounts allowed as usual, customary and reasonable. The Company records adjustments to the allowance based on final payment from the states upon settlement. The Company records the net revenue amount as accounts receivable.

Network Services. The Company derives a significant portion of its Network Services’ revenue from the review and repricing of provider invoices, which determines the appropriate amount of reimbursement to be paid by our clients, including insurers, third-party administrators and other payors of healthcare costs. The Company’s fees are normally based on the number of charges reviewed, or a percentage of the discounts from original invoiced amounts that the Company determines. The Company is also contractually entitled to receive a fixed and determinable portion of the savings identified. The Company recognizes this portion of its Network Services revenue as the services are performed net of estimated allowances. The Company’s estimates of credits and chargebacks are based upon both client-specific and aggregated factors that include historical billing and adjustment data, client contract terms and performance guarantees. A smaller portion of Network Services revenue relates to retrospective, or “post-payment,” bill review services. The Company recognizes revenue from its post-payment bill review services when cash is collected because that is when the sales price becomes determinable.

Care Management Services. The Company’s revenue for Care Management Services is recognized on a fee-for-service basis at estimated collectible amounts at the time that the services are rendered. The Company’s fees are determined in advance for each type of service performed. Out of pocket costs incurred by the Company in administering a claim are passed on to the client and are included in revenue.

(e) Cost of Services

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

(f) Contractual and Bad Debt Allowances

The Company is paid for virtually all of its services from insurance companies, third-party administrators and employers. Accordingly, payments from Medicare, Medicaid or directly from individual patients constitute less than 1% of the Company’s revenue. Management maintains allowances for anticipated contractual billing adjustments that its clients or it may make to invoiced amounts. Management also maintains allowances for doubtful accounts for estimated losses resulting from clients’ inability to make required payments. Each quarter, management evaluates the adequacy of the assumptions used in determining these allowances and makes

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

adjustments as necessary. Changes in estimates are recognized in the period in which they are determined. Management writes-off accounts after all collection efforts have failed; typically no longer than one year after the service date.

Management must make significant management judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in its analysis is whether the Company’s experience will be indicative of future periods. Although future projections are considered when estimating contractual and bad debt allowances, management’s decisions are ultimately based on the best information available at the time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the contractual and bad debt allowance estimates, collection of accounts receivable, cash flows and results of operations.

(g) Inventories

Inventories primarily consist of medical supplies and related products held for resale and are valued at the lower of cost (first-in, first-out method) or market. Inventories are included in prepaid expenses and other current assets on the consolidated balance sheet.

(h) Property and Equipment

Property and equipment are recorded at cost or fair market value at the date of acquisition. Major expenditures for property, plant and equipment and those that substantially increase useful lives are capitalized. Direct internal and external costs of developing software for internal use, including programming and enhancements, are capitalized and amortized over the estimated useful lives once the software is placed in service. Software training costs, maintenance, and repairs are expensed as incurred. When assets are sold or otherwise disposed of, costs and related accumulated depreciation are removed from the financial statements and any resulting gains or losses are included in operating income. Property and equipment were comprised of the following, as of December 31 (in thousands):

	2004	2003
Land	$2,462	$2,462
Buildings and improvements	5,981	5,971
Leasehold improvements	74,929	69,055
Furniture and equipment	69,621	67,080
Computer hardware	87,663	84,659
Computer software	108,507	97,754

	349,163	326,981
Accumulated depreciation and amortization	(246,105)	(206,880)

	$103,058	$120,101

The Company provides for depreciation on property and equipment using straight-line and accelerated methods by charges to operations in amounts that allocate the cost of depreciable assets over their estimated lives as follows:

Asset Classification	Estimated Useful Life
Buildings and improvements	5 – 40 years
Leasehold improvements	The shorter of the life of lease or asset life, 5 – 15 years
Furniture and equipment	5 – 7 years
Computer hardware	3 – 5 years
Computer software	3 – 5 years

(i) Goodwill and Other Intangible Assets

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	significant negative industry or economic trends;

•	significant decline in the Company’s public bond price for a sustained period; and

•	significant decline in the Company’s estimated market capitalization relative to net book value.

Under generally accepted accounting principles, the Company is required to write down its intangible assets if they are determined to be impaired. Under current accounting standards, an impairment of an intangible asset is considered to have occurred when the estimated undiscounted future cash flows related to the assets are less than the carrying value of the asset. Estimates of future cash flows involve consideration of numerous factors, depending upon the specific asset being assessed. Relevant factors in this assessment include estimates of future market growth rates, service acceptance and lifecycles, selling prices and volumes, responses by competitors, service delivery costs, and assumptions as to other operating expenses. When the Company determines that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in the Company’s current business model. The value of these projected discounted cash flows could be subject to change based on differences in the assumptions noted above.

Goodwill and indefinite life intangible assets, such as the Company’s trademarks, are subject to annual impairment tests. Impairment testing may be more frequent if there are interim “triggering” events, such as adverse revenue trends or adverse economic conditions.

The Company tests all existing goodwill and indefinite life intangibles for impairment on a reporting unit basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the component level), discrete financial information is prepared and regularly reviewed by management, and the businesses are not otherwise aggregated due to having certain common characteristics, in which case such component is the reporting unit. The Company uses a fair value approach to test goodwill and indefinite life intangibles for impairment. The Company recognizes an impairment charge for the amount, if any, by which the carrying amount of goodwill and indefinite life intangibles exceeds its fair value. The Company establishes fair values using projected cash flows. When available and as appropriate, the Company uses comparative market multiples to corroborate projected cash flow results.

The value of goodwill and other intangible assets acquired was recorded at fair value. Other intangibles were amortized on a straight-line basis over their estimated lives as follows:

Asset Classification	Estimated Useful Life
Customer contracts	2.5-4.0 years
Covenants not to compete	3.0-5.0 years
Servicing contracts	10.0 years
Customer lists	7.0 years
Licensing and royalty agreements	2.7 years
Trademarks	Indeterminate life

(j) Deferred Finance Costs

The Company capitalizes deferred finance costs and amortizes them on a straight-line basis over the life of the indebtedness. Deferred finance costs, net of accumulated amortization, of $18.2 million and $15.2 million were included in other assets at December 31, 2004 and 2003, respectively. For a further description of deferred finance costs, see “Note 8. Revolving Credit Facility and Long-Term Debt.”

(k) Valuation of Hedging Arrangements

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

(l) Valuation of Acquired Assets and Liabilities

The Company has grown in part through several strategic acquisitions over the last few years. In many cases, the Company estimates the fair value of the acquisitions and the purchase price allocations and determines the lives of the acquired assets. However, the Company may also use independent appraisers to assist in these efforts for larger or more complex acquisitions. The Company uses several valuation techniques in order to estimate fair values, including discounted cash flow analysis, replacement cost analysis and market comparables. These methods require significant assumptions regarding market conditions, operational integration issues, and the utilization of the underlying assets, which could change in the future and result in a significant impact on the Company’s earnings. Additionally, the Company is required to make estimates of restructuring liabilities incurred in connection with these assets. These estimates involve assumptions relating to the timing and cost of personnel reductions, facility lease charges and other related exit costs. Because of the inherent nature of these assumptions and techniques, the Company could experience changes in estimated values that could be material to its earnings.

During 2004, 2003 and 2002, the Company acquired a total of 16 occupational healthcare centers, as well as the 12 centers obtained in the acquisition of substantially all of the assets and liabilities of OccMed Systems, Inc. (“OccMed”). During this time the Company also acquired Em3 Corporation (“Em3”). Except as discussed in “Note 5. Acquisitions and Unusual Charges,” the individual assets and liabilities of each acquired company were recorded at fair value, reflecting amounts for tangible assets and liabilities and intangible assets.

(m) Self-Insurance

The Company self-insures a portion of certain insurable risks consisting primarily of current and prior years’ losses related to workers’ compensation, professional liability, general liability, automobile and certain employee health benefits. The Company’s 2004 self-insurance retention liability on a per claim basis ranges from $500 to $750,000. Liabilities in excess of these amounts are the responsibility of the insurer, up to stop loss limits on certain policies. The Company is self-insured for a portion of healthcare claims for eligible participating employees, subject to certain deductibles and limitations. In addition to actuarially determined estimates, provisions for claims under the self-insured programs are made based on the Company’s estimate of the aggregate liability for claims incurred. There are many factors that are used in determining the estimates, including amount and timing of historical payments, severity of individual cases and anticipated volume of services provided and discount rates for future cash flows. Ultimate actual payments for worker’ compensation and general and professional liability risks may not become known for several years after incurrence. Any additional factors changing the underlying data used in determining the loss reserves cannot currently be estimated, but could result in adjustments to the liability. In addition, reserves are established for losses that have occurred but have not been reported and for the adverse development of reserves on reported losses. Effective January 1, 2005, the Company replaced its existing professional liability insurance coverage with third-party insurance companies with a new self-insurance, or captive, arrangement.

(n) Professional Liability Insurance Claims

The Company operates, along with virtually all healthcare providers, in an environment with medical malpractice and professional liability risks. The entire primary care segment of the healthcare industry has recently experienced dramatic increases in professional liability costs because of the volume of claims and the large legal settlements based on alleged negligence in providing healthcare. The Company maintains professional malpractice liability insurance and general liability insurance in amounts that it believes to be sufficient for its operations, although it is possible that some claims may exceed the scope of the coverage in effect. Allowances for professional liability risks, net of amounts payable under insurance policies, were $9.2 million and $6.1 million at December 31, 2004 and 2003, respectively.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company bases its provisions for losses related to professional liability risks upon actuarially determined estimates for deductibles. Loss and loss expense allowances represent the present value of the estimated ultimate net cost of all reported and unreported losses incurred. The Company estimates the allowances for unpaid losses and loss expenses using individual case-basis valuations and statistical analyses. Trends in loss severity and frequency affect these estimates. The Company continually reviews and records adjustments for these estimates as experience develops or new information becomes known. Current operating results include the changes to the estimated allowances. Due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed the Company’s estimates.

Through December 31, 2004, the Company was insured for professional liability risks on a claims made basis under traditional insurance policies. The Company formed a self-insurance, or captive, insurance company in December 2004 to partially self-insure for professional liability costs effective January 1, 2005. The Company entered into this self-insurance arrangement because it was unable to renew its existing coverage at acceptable rates, which it believes was an industry-wide situation. Under the self-insurance structure, the Company provides insurance on a per claim basis and retains more risk for professional liability costs, including settlements and claims expense, than under its previous coverage. Based on the Company’s historical and expected levels of exposure, management believes that the Company’s excess liability coverage for professional liability costs is adequate, and the Company has not elected to purchase aggregate excess stop loss protection. The Company’s professional liability costs are based on actuarial estimates of its professional liability settlement and claims expense and the costs of maintaining its captive insurance program and excess coverage. The Company periodically reviews and updates the appropriateness of its accrued liability for professional liability costs. Because the Company retains these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which its professional liability costs are based could materially affect results of operations in a particular period even if the Company does not experience an actual increase in claims or related expenses.

(o) Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets are recognized for deductible temporary differences, net operating loss carryforwards and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of the Company’s deferred income assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and tax credit carryforwards. The Company evaluates the recoverability of the deferred income tax assets and any associated valuation allowance on a regular basis. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company evaluates a variety of factors on a regular basis to determine the amount of deferred income tax assets to recognize in the financial statements, including its recent earnings history, current and projected future taxable income, the number of years its net operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and available tax planning strategies.

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

(q) Reclassifications

Certain reclassifications have been made in the 2003 and 2002 financial statements to conform to classifications used in 2004. As a result, the amounts reported in the consolidated financial statements of the Company differ from amounts previously reported in the Company’s Forms 10-K for the years ended December 31, 2003 and 2002 and Forms 10-Q for the quarters ended March 31, June 30 and September 30, 2004, 2003, and 2002.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Recent Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 concludes that gains or losses from debt extinguishments used as part of a company’s risk management strategy should not be classified as an extraordinary item, effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, effective for transactions occurring after May 15, 2002. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, effective for financial statements issued on or after May 15, 2002. The Company adopted the provisions of this pronouncement for all related transactions in the second quarter of 2002. This adoption did not have a significant impact on the consolidated financial statements. The Company redeemed $47.5 million of its existing 13% senior subordinated notes in July 2002 and prepaid $25.0 million of its senior term indebtedness in November 2002. Additionally, the Company terminated its previous credit facility in the third quarter of 2003. The Company redeemed $114.9 million and $27.6 million of its existing 13% senior subordinated notes in June 2004 and August 2004, respectively. In accordance with SFAS 145, the related losses from debt extinguishment were included in income from continuing operations in the respective periods of 2002, 2003, and 2004. For a further discussion, see “Note 8. Revolving Credit Facility and Long-Term Debt.”

In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN46R”), replacing the original interpretation issued in January 2003. FIN 46R requires certain entities to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans, or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities. The provisions of FIN 46R must be immediately applied for variable interest entities created after January 31, 2003 and for variable interests in entities commonly referred to as “special purpose entities.” For all other variable interest entities, implementation is required by March 31, 2004. Physician and physical therapy services are provided at the Company’s Health Services centers under management agreements with the Physician Groups, which are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers’ patients. The Physician Groups, whose financial statements historically have been consolidated with the Company’s financial statements, are considered variable interest entities and will continue to be consolidated.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 (“SFAS 153”), which is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. SFAS 153 amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate any material financial impact on its financial statements upon its adoption of this statement.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). This statement requires companies to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123R eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, that the Company currently uses. This statement is effective for public companies for fiscal periods beginning after June 15, 2005 and for nonpublic companies for fiscal years beginning after December 15, 2005. As a nonpublic company as defined by SFAS 123R, this statement is effective for the Company beginning in the first quarter of 2006. SFAS 123R offers alternate methods of adopting this standard. The Company has not yet determined which alternative it will use or the resulting impact on its consolidated financial position, results of operations, or cash flows of applying the provisions of SFAS 123R.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Accounts Receivable and Allowances

Accounts receivable, net of related allowances, was comprised of the following at December 31 (in thousands):

	2004	2003
Accounts receivable	$219,252	$216,601

Bad debt allowances	(17,837)	(20,776)
Contractual allowances	(26,121)	(25,381)

Total allowances	(43,958)	(46,157)

Accounts receivable, net	$175,294	$170,444

The following are rollforwards of the bad debt allowances and contractual allowances at December 31 (in thousands):

	Beginning Balance	Charged To Expense	Acquisitions	Net Deductions From Reserves	Ending Balance
Bad Debt Allowances
2002	$9,333	$15,925	$787	$12,784	$13,261
2003	13,261	12,203	301	4,989	20,776
2004	20,776	12,195	321	15,455	17,837

Contractual Allowances
2002	$20,375	$53,737	$305	$45,505	$28,912
2003	28,912	64,408	1,978	69,917	25,381
2004	25,381	74,331	207	73,798	26,121

The increase in the Company’s provision for contractual allowances was due to revenue growth and additional reserves related to specific customer contracts.

5. Acquisitions and Unusual Charges

In December 2002, the Company acquired Em3, a privately-held company located in Addison, Texas, in a transaction valued at $30.7 million. Following its inception in 2000, Em3 established a nationwide network of primary care physicians specializing in occupational healthcare, and its proprietary information systems and approach to the integration and management of workers’ compensation care attracted several large national employers as its clients. Under the terms of the transaction, Concentra Holding issued approximately $30.1 million of its common stock to Em3’s equity holders through an exchange of its common stock for substantially all of the assets and liabilities of Em3. Because there has been no active trading market for Concentra Holding’s common stock, the board of directors relied upon internal financial analyses and negotiation with the principal stockholders of Em3 and other material considered relevant to determine the fair value of the common stock and number of shares to issue in the transaction. Concurrently with the closing of the acquisition, Concentra Holding contributed the assets and liabilities of Em3 to the Company, and the Company subsequently repaid $0.6 million of Em3’s indebtedness to its largest stockholder, WCAS. The repayment of the indebtedness was financed through the use of cash on hand and by drawing down the Company’s existing revolving credit line.

In December 2002, the Company also acquired OccMed, a privately-held company located in Addison, Texas, in a transaction valued at $16.6 million. OccMed, established in 2001, developed 12 occupational healthcare centers across six geographic markets in the United States. Under the terms of the transaction, Concentra Holding issued approximately $12.8 million of its common stock for OccMed’s assets and liabilities. Concurrent with this acquisition, Concentra Holding contributed the OccMed assets and liabilities to the Company, and the Company repaid $1.0 million of OccMed’s indebtedness to its largest stockholder, WCAS, and $2.8 million of other indebtedness. Because there has been no active trading market for Concentra Holding’s common stock, the board of directors relied upon internal financial analyses and negotiation with the principal stockholders of OccMed and other material considered relevant to determine the fair value of the common stock and number of shares to issue in the transaction. The repayment of the indebtedness was financed through the use of cash on hand and by drawing down the Company’s existing revolving credit line.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Because the Company is controlled by its primary stockholder, WCAS, and because WCAS also owned approximately 66% of Em3 and 69% of OccMed, the acquisition accounting for these transactions was viewed as a reorganization of entities under common control. Accordingly, the Company recorded Em3’s and OccMed’s assets and liabilities as if WCAS contributed its 66% and 69% respective interests in Em3 and OccMed to the Company at its historical cost. The Company accounted for the remaining 34% of Em3 and 31% of OccMed under the purchase method of accounting in accordance with SFAS 141, Business Combinations, whereby assets and liabilities are “stepped-up” to fair value; any purchase price in excess of the amounts allocated to identifiable intangible assets acquired was allocated to goodwill. The effective date of these acquisitions was December 1, 2002. For the year ended December 31, 2002, the Company recorded $3.3 million of losses allocated to minority interest in Em3 and OccMed, which is included in Other Income.

Pursuant to the acquisition accounting discussed above, portions of the acquired assets that were considered to have been contributed from WCAS were recorded at historical values and the remaining portion was “stepped up” to fair value.

In accordance with existing accounting requirements, the Company accounted for these acquisitions in a manner similar to a pooling, whereby the Company retroactively restated its historical financial statements to consolidate the historical results of Em3 and OccMed beginning with the period each entity was under the control of WCAS, which was 2000 for Em3 and 2001 for OccMed. The equity interests of other investors, which were 34% for Em3 and 31% for OccMed, have been reflected as a “minority interest” in its financial statements for periods prior to the date of the acquisitions. In connection with the Em3 acquisition, the Company expensed approximately $0.1 million in restructuring costs primarily associated with employee severance and facilities consolidation costs. This amount was expensed pursuant to the standards of entities under common control accounting, and is reflective of the proportionate ownership percentage of WCAS as applied to the total amount of restructuring liabilities that occurred in connection with the acquisition.

The following amounts are included in the Consolidated Statements of Stockholder’s Equity related to these transactions. In the year ended December 31, 2002, a capital contribution of $42.9 million represents the value of the Concentra Holding stock issued for the Em3 and OccMed acquisitions and contributed to the Company ($30.1 million for Em3 and $12.8 million for OccMed). In the year ended December 31, 2002, although an actual dividend was not declared, the Company recorded deemed dividends to WCAS of $20.0 million and $8.9 million to reflect WCAS’ respective portions of Em3’s and OccMed’s sales proceeds from Concentra Holding (total deemed dividend of $28.9 million). The net balance of deemed capital reflects the fair value of the consideration paid for, and therefore WCAS’ and the Company’s basis in, the newly-acquired third party interests in each entity. Neither Concentra Holding nor the Company incurred any obligation to pay any contingent consideration in these transactions.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

2002
Pro forma revenue	$999,050
Pro forma net loss	(12,845)

In connection with the Em3 acquisition, the Company recorded $0.5 million in restructuring costs primarily associated with professional fees, facilities consolidation costs, and personnel reductions. Unusual charges of $0.5 million were recorded to reflect transaction costs associated with the Em3 and OccMed acquisitions. Through December 31, 2003, the Company had paid approximately $0.5 million for professional fees and services, including legal and accounting fees, and no restructuring accrual remained in connection with this acquisition.

Health Services acquired seven centers in six transactions in 2004, and six centers in four transactions in 2003. The Company paid approximately $6.8 million and $6.2 million, net of cash acquired, and recorded approximately $5.2 million and $5.1 million for goodwill in 2004 and 2003, respectively. No contingent consideration exists related to these transactions. All of the acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values at the dates of acquisition. Some of those estimates are preliminary and subject to further adjustment.

Due to a change in estimates, the Company reversed $1.7 million in restructuring costs in 2002 related to restructuring reserves from 1998 and 1999. Transaction costs of $0.5 million relating to the Em3 and OccMed acquisitions partially offset these expense reversals, resulting in a net $1.2 million unusual gain in 2002. The Company has no significant restructuring or unusual charge reserves remaining at December 31, 2004.

6. Impairment of Assets and Other Charges

During the third quarter of 2004, the Company experienced a further decline in the operating performance of its Care Management Services (“CMS”) reporting unit, and a culmination of events led the Company to lower its long-term outlook for this line of its business. The Company’s management believes declines in the performance of this segment were due in part to the lingering effects of the downturn in the national economy and its corresponding effect on the number of workplace injuries that became longer-term disability cases. The Company’s management believes these continuing declines in its CMS revenue levels have also been due to regional and local competition and a potential reduction in the reliance by insurers on these types of services, as well as to the effects of its continuing consolidation of operations. During the third quarter, the Company further restructured its CMS reporting unit, closed a primary office that provided independent medical exams (“IME”) services, and terminated the employment of the senior officer responsible for the majority of the operations within its CMS reporting unit. Other key CMS personnel also left the Company during the third quarter, and the Company continued to experience decreases in the number of nurse case managers. Additionally, the Company is currently reviewing its policies and practices relating to nurse case manager services and compensation. The Company anticipates that changes in these areas could further decrease its prospective earnings from the CMS reporting unit. The Company’s management believes these factors could delay the timing and amount of a recovery in revenue growth for this segment.

As a result of the change in the Company’s outlook for its CMS reporting unit, the Company performed an evaluation of its long-lived assets, which include property, plant, and equipment as well as its internal use software. In reviewing the long-lived asset values, the Company applied the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company performed its impairment evaluation of the asset groups at each CMS business unit, as they are the lowest levels for which identifiable cash flows are available. In performing the evaluation of the assets of the IME portion of its CMS reporting unit, the Company determined that

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the total expected future undiscounted cash flows for this business unit were less than the carrying value of its assets. Accordingly, during the third quarter of 2004, the Company incurred an impairment charge of $5.7 million, which represents the difference between the fair value of the IME long-lived assets and their carrying value. The Company estimates that its future annual depreciation expense will be reduced by approximately $2.1 million for these impaired assets.

In accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company periodically evaluates the carrying value of goodwill and indefinite life intangible assets. The change in the Company’s outlook for the future performance of CMS as well as the departures of key personnel caused a “triggering event” in the third quarter of 2004 that indicated the necessity of a review of the Company’s goodwill pursuant to the provisions of SFAS 142. The goodwill impairment assessment included a review of its long-term view of the care management market, projections of future cash flows, and the estimated fair value of the overall business segment. The Company concluded that an impairment of its goodwill for the CMS reporting unit occurred in the third quarter of 2004.

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

On a combined basis, the two impairment charges total $41.7 million and are reflected as a non-cash pre-tax charge to the Company’s operations for the year ended December 31, 2004. The $41.7 million in charges for long-lived asset and goodwill impairment discussed above are non-cash and will not result in future cash expenditures or have an impact on the Company’s liquidity or debt covenants. After the recognition of these impairment charges, the Company had $445.4 million of goodwill, with approximately $10.1 million related to the CMS reporting unit at December 31, 2004.

In the third quarter of 2004, the Company recognized a charge of $1.6 million for costs associated with severance and lease termination costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges arose primarily in connection with the Company’s closure of the CMS Woodbury, New York office in September 2004, which resulted in a reduction in workforce of 34 customer service and support staff positions, of which approximately 26 positions will not be refilled at other locations. Lease termination costs of $1.0 million were recorded for the remaining lease obligation, and severance costs of $0.1 million were recorded for the related employee terminations. The anticipated annual expense savings will be approximately $1.0 million for the net personnel reductions and approximately $0.5 million for the terminated lease. Additional severance costs of $0.5 million were recorded in the third quarter of 2004 in connection with the termination of employment of the senior officer responsible for the majority of operations within CMS and for other terminated CMS employees. The total $1.6 million of severance and lease termination costs are included in Cost of Services for CMS. During the last half of 2004, $0.3 million of these severance costs were paid and $0.8 million of these lease termination costs were paid. At December 31, 2004, $0.3 million of severance and $0.8 million of lease termination liability remained. The majority of the severance costs are expected to be paid within the next three months and the lease termination costs will be paid through the lease expiration in 2006. Additionally, the Company has historically reduced staffing levels as needed to correspond with revenue reductions. All related severance expenses were included in operating expense for the respective periods. Due to the continuing uncertainties and operational reviews that are being conducted within the CMS reporting unit, the Company could incur additional charges in future periods. The timing and amount of any such charges cannot be estimated.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets is comprised of the following, as of December 31 (in thousands):

	2004	2003
Amortized intangible assets, gross:
Customer contracts	$6,190	$6,190
Covenants not to compete	4,305	4,305
Customer lists	3,420	3,420
Servicing contracts	3,293	3,293
Licensing and royalty agreements	285	285

	17,493	17,493
Accumulated amortization of amortized intangible assets:
Customer contracts	(4,854)	(3,342)
Covenants not to compete	(3,729)	(2,628)
Customer lists	(3,416)	(3,141)
Servicing contracts	(1,043)	(713)
Licensing and royalty agreements	(285)	(229)

	(13,327)	(10,053)

Amortized intangible assets, net	4,166	7,440

Non-amortized intangible assets:
Goodwill	445,378	476,179
Trademarks	154	154

	$449,698	$483,773

The change in the net carrying amount of amortized intangible assets during the year ended December 31, 2004 is primarily due to amortization. The net decrease in goodwill is primarily related to the $36.0 million impairment of the Company’s Care Management Services reporting unit goodwill in the third quarter of 2004, partially offset by $5.2 million of increases related to acquisitions by the Company’s Health Services reporting unit.

The net carrying value of goodwill by operating segment is as follows, as of December 31 (in thousands):

	2004	2003
Health Services	$250,410	$245,203
Network Services	184,902	184,902
Care Management Services	10,066	46,074

	$445,378	$476,179

Amortization expense for intangible assets with finite lives was $3.2 million, $3.9 million and $3.8 million, respectively, for the years ended December 31, 2004, 2003 and 2002. Estimated amortization expense on intangible assets with finite lives for the five succeeding fiscal years ending December 31, is as follows (in millions): $2.0, $0.5, $0.4, $0.3, $0.3.

The Company completed its 2004, 2003, and 2002 annual impairment tests of goodwill and determined that no impairment existed at July 1, 2004, July 1, 2003, or July 1, 2002, respectively. The Company recorded no goodwill impairment charges during 2003 or 2002. However, results of the impairment test indicated that the fair value of Care Management Services exceeded its carrying value by approximately 22% at July 1, 2003. The results of the July 1, 2004 impairment test indicated that the estimated fair value of Care Management Services exceeded its carrying amount by approximately 18% at that time. However, certain “triggering events” occurred in the third quarter of 2004 that indicated the need for an impairment review. The Company completed this impairment review and concluded that an impairment of its goodwill for the Care Management Services reporting unit had occurred. Accordingly, the Company recorded a $36.0 million impairment charge in the third quarter of 2004. For a further discussion of the goodwill impairment, see “Note 6. Impairment of Assets and Other Charges.”

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Revolving Credit Facility and Long-Term Debt

The Company’s long-term debt as of December 31, 2004 and 2003 consisted of the following (in thousands):

	December 31,
	2004	2003
Term loan due 2009	$—	$333,325
Term loan due 2010	399,468	—
9 1/8% senior subordinated notes due 2012, net	153,006	—
9 1/2% senior subordinated notes due 2010, net	181,630	181,918
13% senior subordinated notes due 2009	—	142,500
Other	100	1,491

	734,204	659,234
Less: Current maturities	(34,092)	(4,841)

Long-term debt, net	$700,112	$654,393

The Company had no revolving credit borrowings at December 31, 2004 and 2003. As of December 31, 2004 and 2003, accrued interest was $9.7 million and $15.6 million, respectively.

Financing Transactions

In August 2003, the Company completed a series of refinancing transactions (the “2003 Refinancing Transactions”) that included issuing $150.0 million aggregate principal amount of 9 1/2% senior subordinated notes and entering into a new $435.0 million senior secured term credit facility (the “Credit Facility”). The Credit Facility consisted of a $335.0 million term loan facility and a $100.0 million revolving loan facility. The Company used the proceeds from the 9 1/2% senior subordinated notes offering and the Credit Facility, together with cash on hand, to: (1) repay the $335.2 million of outstanding indebtedness under the Company’s previous credit facility, (2) terminate previously existing interest rate hedging arrangements valued at $23.6 million, (3) transfer $141.2 million of cash proceeds to the Company’s parent, Concentra Holding, to enable it to redeem a portion of its 14% senior discount debentures, (4) pay $4.6 million of accrued interest on the previous credit facility and hedging arrangements, and (5) pay approximately $11.3 million of related fees and expenses. In connection with the termination of the existing credit facility, the Company recorded approximately $7.8 million of debt extinguishment costs in the third quarter of 2003 for the write-off of related deferred financing fees and other expenses.

In November 2003, the Company issued an additional $30.0 million aggregate principal amount of its 9 1/2% senior subordinated notes. These notes were issued at 106.5% of their face value, resulting in the receipt of $2.0 million in additional gross proceeds. The proceeds from the 9 1/2% senior subordinated notes, together with cash on hand, were used to: (1) transfer $52.8 million of cash proceeds to the Company’s parent, Concentra Holding, to enable it to redeem the remainder of its outstanding 14% senior discount debentures, and (2) pay approximately $1.8 million of related fees and expenses. Additionally, Concentra Holding extended the maturity of its $55.0 million bridge loan agreement from June 2004 to March 2005.

In May 2004, the Company completed a cash tender offer and consent solicitation (the “Offer”) for any and all of its 13% senior subordinated notes in which it received tenders and related consents from holders of approximately 80% of its outstanding 13% senior subordinated notes. Additionally, Concentra Holding extended the maturity of its $55.0 million bridge loan from March 2005 to March 2007.

In June 2004, the Company completed a series of transactions that included issuing $155.0 million aggregate principal amount of 9 1/8% senior subordinated notes due 2012. In addition, the Company completed a second amendment to its Credit Facility under which the Company borrowed an additional $70.0 million of term debt. The additional $70.0 million in term loans bore the same covenants and maturity dates as established in the Credit Facility. The Company used the net proceeds of the debt offering and additional term debt borrowings together with cash on hand to: (1) redeem $114.9 million principal amount of its 13% senior subordinated notes and pay $4.7 million of related accrued interest and $9.8 million of call premiums and consent payments, (2) declare a dividend of $97.3 million to Concentra Holding, $96.0 million of which was paid to Concentra Holding’s stockholders and $1.3 million of which will be paid on a deferred basis to the holders of Concentra Holding’s deferred share units, (3) pay $7.2 million of associated fees and expenses, and (4) pay $2.5 million of compensatory costs. In connection with these financing transactions, the Company recorded $11.8 million of debt extinguishment

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

costs in the second quarter of 2004 for the write-off of $2.0 million of existing deferred financing fees on the redeemed 13% senior subordinated notes and $9.8 million of call premiums and consent payments on the redeemed 13% senior subordinated notes. Additionally, the Company recorded $2.5 million of compensatory costs related to these financing transactions that it included in general and administrative expenses for the second quarter of 2004. These compensatory costs consisted of $1.9 million of management bonuses and $0.6 million of payments to certain option holders. For a further description of the payments to option holders, see “Note 14. Dividend and Other Equity Transactions.”

In connection with the second amendment of the Credit Facility, the Company placed $29.4 million into escrow for the purpose of funding the $27.6 million principal amount and the $1.8 million call premium payments necessary to redeem the untendered portion of its 13% senior subordinated notes. The Company completed this redemption in August 2004. In connection with these financing transactions, the Company recorded $2.3 million of debt extinguishment costs in the third quarter of 2004 for: (1) the write-off of $0.5 million of remaining deferred financing fees on the 13% senior subordinated notes and (2) $1.8 million of call premium payments. Also in August 2004, the Company completed a third amendment to its Credit Facility to extend its maturity by one year to 2010 and to reduce the effective interest rate on borrowing under that facility. As a part of this amendment, the term loans were combined into a single replacement term loan.

Credit Facility

The Company has its Credit Facility with a consortium of banks. The Credit Facility currently consists of a $401.5 million term loan facility (the “Term Loan”), and a $100.0 million revolving loan facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility and Term Loan bear interest, at the Company’s option, at either (1) the Alternate Base Rate (“ABR”), as defined, plus a margin initially equal to 2.25% for the loans under the Revolving Credit Facility and 1.50% for the Term Loan or (2) the reserve-adjusted Eurodollar rate plus a margin initially equal to 3.25% for the loans under the Revolving Credit Facility and 2.50% for the Term Loan. The margins for borrowings under the Revolving Credit Facility are subject to reduction based on changes in the Company’s leverage ratios and certain other performance criteria. The Term Loan matures on June 30, 2010, and requires quarterly principal payments of $1.0 million through June 30, 2009, $57.2 million for each of the following two quarters, $114.4 million on March 31, 2010 and any remaining balance due on June 30, 2010. The Revolving Credit Facility provides for borrowing up to $100.0 million and matures on August 13, 2008. At December 31, 2004, the Company had $17.6 million of letters of credit outstanding and $82.4 million of additional revolving loan availability under its Credit Facility.

The current Credit Facility originated in August 2003 and initially consisted of a $335.0 million term loan facility and a $100.0 million revolving credit facility. In June 2004, the Company and its lenders increased the Credit Facility to its current amount with the issuance of an additional $70.0 million of term debt. The Credit Facility was subsequently amended in August 2004 to combine the $335.0 million and the $70.0 million term loans into a single replacement loan, reduce the effective interest rate on term loan borrowings and extend the term loan maturity.

The Credit Facility contains certain financial compliance ratio tests. A failure to comply with these and other financial compliance ratios could cause an event of default under the Credit Facility that could result in an acceleration of the related indebtedness before the terms of that indebtedness otherwise require the Company to pay that indebtedness. Such an acceleration would also constitute an event of default under the indentures relating to the Company’s 9 1/8% senior subordinated notes and 9 1/2% senior subordinated notes and could also result in an acceleration of the 9 1/8% senior subordinated notes and the 9 1/2% senior subordinated notes before the indentures otherwise require the Company to pay the notes. The Credit Facility also contains prepayment requirements that would occur based on certain net asset sales outside the ordinary course of business by the Company, from the proceeds of specified debt and equity issuances by the Company and if the Company has excess cash flow, as defined in the agreement. The Company was not required to make prepayments under these provisions in 2003 or 2004. However, because of its excess cash flow (as defined in the agreement) during 2004, the Company will prepay $30.1 million of its Term Loan during the second quarter of 2005. This prepayment amount is included in the current portion of long-term debt at December 31, 2004. Further, based upon its financial projections, management anticipates that the Company may continue to be required to make prepayments in future periods.

The ABR, as defined, and the Eurodollar Rate, as defined, were 5.25% and 2.56%, respectively, at December 31, 2004, and 4.00% and 1.15%, respectively, at December 31, 2003. Commitment fees on the unused Revolving Credit Facility borrowings are 0.5% per annum, consistent with the previous revolving credit facility.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average interest rate for borrowings under the Term Loan was 5.05% at December 31, 2004. The weighted-average interest rate for borrowings under the $335.0 million term loan was 4.94% at December 31, 2003.

The Company paid $1.1 million and $2.2 million in June 2002 and November 2002, respectively, for credit facility amendments. The Company paid $5.9 million and $0.6 million in August 2003 and November 2003, respectively, related to its new credit facility. In August 2003, the Company expensed $7.8 million of deferred financing costs, net of accumulated amortization, related to the termination of its previous credit facility. The Company paid $1.4 million and $1.3 million in June 2004 and August 2004, respectively, related to amendments of its credit facility.

Previous Credit Facility

Prior to August 2003, the Company had a credit agreement (the “Previous Credit Facility”) with a consortium of banks, providing for term loans and a $100 million revolving credit facility. The term loans were issued in 1999 as a $250 million term loan and a $125 million term loan bearing interest, at the Company’s option, at the ABR, as defined, plus 3.00% and 3.25%, respectively, or the Eurodollar Rate, as defined, plus 4.00% and 4.25%, respectively.

In November 2002, in connection with an amendment of the Previous Credit Facility, Concentra Holding completed the sale of $25.0 million of its common stock to its primary equity sponsors and contributed the proceeds to the Company. The Company subsequently prepaid $25.0 million of its term loans in November 2002.

The term loans would have matured in June 2006 and June 2007. As part of the 2003 Refinancing Transactions, the Company repaid all amounts outstanding under the Previous Credit Facility and expensed the write-off of related $7.8 million of deferred financing fees and expenses.

Interest Rate Hedging Arrangements

The Previous Credit Facility required the Company to enter into interest rate hedge agreements for the purpose of reducing the effect of variable interest rate fluctuations on a certain portion of the Previous Credit Facility. Accordingly, the Company entered into an interest rate collar agreement in November 17, 1999, which it subsequently amended on May 17, 2000. The interest rate collar agreement converted $200 million of certain variable rate debt to fixed rates. Had it not been cancelled as a part of the 2003 Refinancing Transactions, this agreement would have expired by its terms on November 17, 2004. Under the agreement, the Company generally paid and received the three month LIBOR rate (the “Swap Rate”) to and from the counterparty on the notional amount subject to the following limitations: the minimum rate the Company paid was 6.3% when the Swap Rate was less than 5.9%; the maximum rate the Company paid was 6.3%, unless the Swap Rate was greater than 7.5% and less than 8.5%; and, if the Swap Rate was greater than 8.5%, the Company paid 8.5% until November 17, 2002. After November 17, 2002 through the maturity of the agreement, there was no maximum rate the Company paid if the Swap Rate exceeded 7.5%.

The Company entered into an additional interest rate collar agreement in May 2000. This agreement converted $100 million of certain variable rate debt to fixed rates and, had it not been cancelled as a part of the 2003 Refinancing Transactions, would have expired by its terms on May 17, 2005. Under the terms of this agreement, the Company generally paid and received the Swap Rate to and from the counterparty on the notional amount subject to the following restrictions: the minimum rate the Company paid was 7.05% when the Swap Rate was less than 6.0%; the maximum rate the Company paid was 7.05%, unless the Swap Rate was greater than 8.25%. Through the maturity of the agreement, there was no maximum rate the Company paid if the Swap Rate exceeded 8.25%.

In connection with the acquisition of National Healthcare Resources, Inc. (“NHR”) in November 2001, the Company assumed an interest rate collar agreement, which converted $23.6 million of certain variable rate debt to fixed rates and expired on May 19, 2003. Under the terms of this agreement, the Company generally paid and received the Swap Rate to and from the counterparty on the notional amount subject to the following restrictions: the minimum rate the Company paid was 6.5% when the Swap Rate was less than that amount; the maximum rate the Company paid was 8.0% when the Swap Rate was greater than that amount; and if the Swap Rate was between 6.5% and 8.0%, the Company paid the Swap Rate. At May 19, 2003, the counterparty elected to exercise its option to fix the interest rate at 7.11% for an additional two years. However, as were the Company’s other interest rate hedge agreements, this agreement was cancelled as a part of the 2003 Refinancing Transactions.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the fair value of the Company’s interest rate hedging arrangements, including the Company’s interest rate collar agreements, were recognized each period in earnings. All earnings adjustments resulting from changes in the fair values of the interest rate collars were non-cash charges or credits and did not impact cash flows from operations or operating income. There were periods with significant non-cash increases or decreases to the Company’s earnings relating to the change in the fair value of the interest rate collars. Further, if the Company held each of these collars to maturity (2004 and 2005), the earnings adjustments would have offset each other on a cumulative basis and would have ultimately equaled zero. These hedging arrangements were eliminated as part of the 2003 Refinancing Transactions, and the costs related to recognizing changes in their fair market value were charged to expense in the third quarter of 2003. In 2003 and 2002, the Company increased its interest expense by $10.4 million and $15.5 million through net cash paid to the counterparty under these collars. The Credit Facility does not require the Company to enter into any hedging arrangements.

In March 2005, the Company committed to enter into a series of interest rate hedging arrangements. These arrangements will convert $80.0 million of variable rate debt to fixed rates and will expire over a three-year period ending March 31, 2008. The Company will recognize subsequent changes to the fair value of these hedging arrangements as assets or liabilities and will include any adjustments to the fair value in its income statement.

Senior Subordinated Notes

In June 2004, the Company issued $155.0 million aggregate principal amount of 9 1/8% senior subordinated notes. The 9 1/8% senior subordinated notes were priced at 98.613% of par to yield 9.375% to maturity. The 9 1/8% senior subordinated notes are general unsecured indebtedness with semi-annual interest payments due on June 1 and December 1 commencing on December 1, 2004. These notes mature on June 1, 2012. As part of the issuance of the 9 1/8% senior subordinated notes, the Company was required to pay $4.6 million in arrangement fees and $1.2 million of other related expenses. At any time prior to June 1, 2007, the Company can redeem, with proceeds from new equity, up to 35% of the aggregate principal amount of the 9 1/8% senior subordinated notes at a redemption price of 109.1% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date. Prior to June 1, 2008, the Company may redeem all, but not less than all, of the 9 1/8% senior subordinated notes at a redemption price of 100.0% of the principal amount of the notes plus the applicable premium, as defined, and accrued and unpaid interest to the redemption date. The Company can also redeem all or part of the 9 1/8% senior subordinated notes on or after June 1, 2008 at 104.6% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, with the redemption premium decreasing annually to 100.0% of the principal amount on June 1, 2010. Upon a change of control, as defined, each holder of the 9 1/8% senior subordinated notes may require the Company to repurchase all or a portion of that holder’s notes at a purchase price of 101.0% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest. In January 2005, the Company completed an exchange offer in which it exchanged the 9 1/8% senior subordinated notes for notes that were registered under the Securities Act of 1933.

The 9 1/2% senior subordinated notes are general unsecured indebtedness with semi-annual interest payments due on February 15 and August 15, commencing on February 15, 2004. These notes mature on August 15, 2010. As part of the issuance of the 9 1/2% senior subordinated notes, the Company was required to pay $4.5 million in arrangement fees and $1.0 million of other related expenses. At any time prior to August 15, 2006, the Company can redeem, with proceeds from new equity, up to 35% of the aggregate principal amount of the 9 1/2% senior subordinated notes at a redemption price of 109.5% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date. Prior to August 15, 2007, the Company may redeem all, but not less than all, of the 9 1/2% senior subordinated notes at a redemption price of 100.0% of the principal amount of the notes plus the applicable premium, as defined, and accrued and unpaid interest to the redemption date. The Company can also redeem all or part of the 9 1/2% senior subordinated notes on or after August 15, 2007 at 104.8% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, with the redemption premium decreasing annually to 100.0% of the principal amount on August 15, 2009. Upon a change of control, as defined, each holder of the 9 1/2% senior subordinated notes may require the Company to repurchase all or a portion of that holder’s notes at a purchase price of 101.0% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest. In October 2003 the Company completed an exchange offer in which it exchanged the 9 1/2% senior subordinated notes for notes that were registered under the Securities Act of 1933.

The Company issued an additional $30.0 million aggregate principal amount of its 9 1/2% senior subordinated notes in November 2003 at 106.5% of their face value. As part of this issuance, the Company was required to pay $1.4 million in arrangement fees and $0.4 million of other related expenses. In January 2004, the Company

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

completed an exchange offer in which it exchanged the 9 1/2% senior subordinated notes for notes that were registered under the Securities Act of 1933.

The 13% senior subordinated notes were issued in August 1999 for $190.0 million and were general unsecured indebtedness with semi-annual interest payments due on February 15 and August 15 commencing on February 15, 2000. In July 2002, as allowed by the indenture to the 13% senior subordinated notes and as elected by the

Company, the Company redeemed 25% of the original face value of the 13% senior subordinated notes through payment of an amount equal to 113.0% of the face value of the notes redeemed. In connection with the July 2002 redemption, the Company paid a $6.2 million premium over the face value of the redeemed bonds and accrued interest of $2.7 million. Concurrently, the Company expensed approximately $1.2 million of related existing deferred financing fees and other expenses associated with this early redemption. In accordance with SFAS 145, these debt extinguishment costs were included in income from continuing operations in the third quarter of 2002. Per the indenture to the 13% senior subordinated notes, the Company could also redeem the remaining $142.5 million principal balance of the 13% senior subordinated notes on or after August 15, 2004 at 106.5% of the principal amount with the redemption premium decreasing annually to 100.0% of the principal amount on August 15, 2008. As previously described, the Company completed a tender offer and consent solicitation in May 2004. In connection with the Offer, the indenture governing the 13% senior subordinated notes was amended to eliminate substantially all of the restrictive covenants. In June 2004, the Company redeemed the tendered $114.0 million principal amount of its 13% senior subordinated notes and paid a $7.5 million call premium, a $2.3 million consent payment and $4.7 million of accrued interest. In connection with the redemption, the Company recorded debt extinguishment costs in the second quarter of 2004 for the write-off of $2.0 million of existing deferred financing fees and $9.8 million of call premiums and consent payments on the redeemed 13% senior subordinated notes. In August 2004, the Company redeemed the remaining $27.6 million principal balance of the 13% senior subordinated notes. In connection with this redemption, the Company recorded debt extinguishment costs of $2.3 million in the third quarter of 2004 for the write-off of $0.5 million of remaining deferred financing fees and $1.8 million of call premium payments.

Other Indebtedness

In June 2002, Concentra Holding entered into a $55.0 million bridge loan agreement (“Bridge Loan”) with affiliates of Salomon Smith Barney and Credit Suisse First Boston. The loans bear interest, at Concentra Holding’s option, at the base rate, as defined, plus 0.50%, or the Eurodollar Rate, as defined, plus 1.5%. The Bridge Loan requires no cash interest payments until maturity. The Bridge Loan is guaranteed by WCAS and WCAS Capital Partners III, L.P. As part of the agreement, Concentra Holding was required to pay fees of $1.0 million to the lenders approving the agreement and $1.0 million to the loan guarantors and others. Pursuant to action by the Company’s board of directors, the Company then issued 54 shares of its common stock to Concentra Holding for $53.3 million of cash. In July 2002, these proceeds were used to redeem 25%, or $47.5 million, of the Company’s outstanding 13% senior subordinated notes, pursuant to the provisions of the indenture. In November 2003, Concentra Holding extended the maturity of its Bridge Loan from June 2004 to March 2005, in conjunction with the Company’s issuance of the additional $30.0 million of its 9 1/2% senior subordinated notes. In May 2004, Concentra Holding extended the maturity of its Bridge Loan from March 2005 to March 2007.

Covenants

The 9 1/8% senior subordinated notes, 9 1/2% senior subordinated notes and the Credit Facility are guaranteed on a joint and several basis by each and every current wholly-owned subsidiary, except for our wholly-owned captive insurance subsidiary, the results of which are consolidated in the results of the Company. These guarantees are full and unconditional. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9 1/8% senior subordinated notes or the 9 1/2% senior subordinated notes. For financial information on guarantor and non-guarantor subsidiaries, see “Note 18. Condensed Consolidating Financial Information.”

The Credit Facility, the 9 1/8% senior subordinated notes and the 9 1/2% senior subordinated notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company’s capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, cross default provisions with other indebtedness of the Company and Concentra Holding, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, in 2004 and 2003. The ratio tests under the Credit Facility

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

become increasingly more restrictive for future quarters through the first quarter of 2009. The Company’s ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. The Company believes it will be in compliance with its covenants for the next twelve months.

9. Financial Instruments

The Company’s fair value of the Company’s long-term debt as of December 31, 2004 and 2003 consisted of the following (in thousands):

	December 31,
	2004	2003
Term loan due 2009	$—	$323,325
Term loan due 2010	403,463	—
9 1/8% senior subordinated notes due 2012, net	172,897	—
9 1/2% senior subordinated notes due 2010, net	205,242	196,471
13% senior subordinated notes due 2009	—	158,888

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, and accounts payable, approximate fair value because of the short maturity of those instruments. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The financial instrument that potentially subjects the Company to concentrations of credit risk consists primarily of accounts receivable. The Company’s accounts receivable are spread over a large customer base and various product lines that the Company offers. The Company monitors the financial performance and credit worthiness of its large customers and regularly reviews outstanding accounts receivable balances.

10. Income Taxes

The provision for income taxes from continuing operations consisted of the following (in thousands):

	2004	2003	2002
Current:
Federal	$1,382	$347	$211
State	2,660	2,941	3,490

	4,042	3,288	3,701

Deferred:
Federal	6,637	1,119	6,958
State	(433)	1,807	(25)

	6,204	2,926	6,933

Total	$10,246	$6,214	$10,634

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant items included in deferred income tax assets and deferred income tax liabilities were as follows at December 31 (in thousands):

	2004	2003
Deferred income tax assets:
Bad debt allowances	$7,872	$7,616
Net operating loss and credit carryforwards	20,318	30,188
Accrued expenses and reserves	9,089	7,149
Other	5,992	5,486

	43,271	50,439
Valuation allowance	(2,958)	(3,203)

Deferred income tax assets	40,313	47,236

Deferred income tax liabilities:
Intangible assets	32,181	30,837
Depreciable assets	9,585	13,321
Other	908	379

Deferred income tax liabilities	42,674	44,537

Net deferred income tax asset (liability)	$(2,361)	$2,699

The Company evaluates a variety of factors on a regular basis to determine the recoverability of its deferred income tax assets and associated valuation allowance. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. This includes the Company’s earnings history, current and projected future taxable income, expiration periods of the Company’s net operating loss (“NOL”) carryforwards, the existence of taxable temporary differences, and available tax planning strategies. Based upon the available evidence, the Company determined that valuation allowances of $3.0 million and $3.2 million were necessary for certain state net operating loss carryforwards of $3.5 million and $3.2 million at December 31, 2004 and 2003, respectively. The Company reduced goodwill by $3.1 million during 2003 relating to the decrease in the valuation allowance.

The Company’s tax provision attributable to continuing operations differs from the federal statutory rate as follows for the years ended December 31 (in thousands):

	2004		2003		2002
	$	%	$	%	$	%
Tax provision (benefit) at federal statutory rate	$95	35.0	$17,326	35.0	$359	35.0
Non-deductible expenses	486	179.4	400	0.8	439	42.8
State taxes (net of federal effect)	1,666	614.8	2,275	4.6	2,232	217.5
Deferred income tax asset valuation allowance	(245)	(90.4)	(13,987)	(28.3)	7,440	725.1
Impairment charge	7,564	2,791.1	—	—	—	—
Other items, net	680	250.9	200	0.4	164	16.0

Total income tax provision and effective rate	$10,246	3,780.8	$6,214	12.6	$10,634	1,036.5

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

The Company has net operating loss carryforwards for federal income tax purposes of $108.9 million that will be available to reduce future taxable income. The utilization of $20.5 million of losses is subject to annual limitations under federal income tax law. The Company believes that it will be able to fully utilize these losses as well as losses that are not limited in use by current federal tax law. The net operating losses have a carryforward period of twenty years. No NOL carryforwards expire in 2005 to 2008, $3.8 million expire in 2009 to 2018, and $105.1 million expire in 2019 to 2023.

The Company and its subsidiaries’ income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service have raised issues and proposed tax adjustments. The Company is reviewing the issues raised by the taxing authorities

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and intends to defend its positions vigorously. If the Company were to be unsuccessful in the defense of its tax position, the Company expects to reduce its net operating loss carryforwards as opposed to incurring a cash outlay. The Company believes it has adequately provided for any reasonably foreseeable outcome related to any examination by taxing authorities. Management believes that the ultimate resolution of these potential tax adjustments and contingencies will not have a material adverse effect on the Company’s financial condition, annual results of operations or cash flows.

11. Commitments and Contingencies

The Company leases certain corporate office space, operating and medical facilities, and office and medical equipment under various non-cancelable operating and capital lease agreements. Certain facility leases require the Company to pay operating costs and real estate taxes.

The following is a schedule of rent expense by major category for the years ended December 31 (in thousands):

	2004	2003	2002
Facilities	$41,463	$37,785	$38,698
Office equipment	4,688	4,450	5,071
Automobiles	1,720	1,887	1,924

Total rent expense	$47,871	$44,122	$45,693

The following is a schedule of future minimum lease payments under noncancelable operating leases for the years ending December 31 (in thousands):

2005	$42,246
2006	35,773
2007	29,572
2008	25,116
2009	20,492
Thereafter	60,884

$214,083

In January 2005, a wholly owned subsidiary of the Company, Concentra Integrated Services, Inc. (“CISI”), received a subpoena from the Office of the Attorney General of the State of New York (“NYAG”). The subpoena requests documents and information regarding CISI’s relationships with third party administrators and health care providers in connection with the NYAG’s review of contractual relationships in the workers’ compensation segment of the insurance industry. CISI has been in discussions with the NYAG concerning its response to the subpoena, and CISI intends to cooperate fully with the investigation.

The Company is party to certain claims and litigation initiated in the ordinary course of business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

Through December 31, 2004, the Company was insured for professional liability risks on a claims made basis under traditional indemnity insurance policies. In December 2004, the Company formed a captive insurance company to partially self-insure for professional liability effective January 1, 2005. The captive, combined with reinsurance and excess insurance coverage, provides insurance on a per claim basis. The Company does not have aggregate stop loss protection for professional liability claims. Accruals for settlement costs, claims expenses, and incurred but not reported claims are made based on actuarial estimates. Actual costs in future periods could differ materially from actuarial studies, depending on the frequency and severity of actual claims experienced.

12. Employee Benefit Plans

(a) Concentra 401(k) Plan

The Company has a defined contribution plan (the “Concentra 401(k) Plan”) that complies with Section 401(k) of the Internal Revenue Code of 1986. Substantially all employees of Concentra Holding, its subsidiaries, and affiliates, including certain officers of the Company, are eligible to participate in the Concentra 401(k) Plan. Since January 1, 2004, eligible employees, once they have attained age 21, may participate in the plan at the first of the

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

calendar month following 30 days of employment. For 2004, 2003, and 2002, participants in the Concentra 401(k) Plan may contribute up to the lesser of a specified statutory amount or 25% of his or her pretax eligible compensation.

Under the Concentra 401(k) Plan, the Company has the option of matching a portion of the participants’ pretax contributions. Employees are 100% vested in their own contributions while Company contributions vest 20% per year of service with employees being fully vested after five years. For 2004, the Company elected to match 25% of elective deferral contributions up to a maximum, in the case of each eligible employee, of 4% of such employee’s eligible compensation, subject to a maximum eligible compensation of $60,000. For 2003 and 2002, the Company elected to match 25% of elective deferral contributions up to a maximum, in the case of each eligible employee, of 4% of such employee’s eligible compensation, subject to a maximum eligible compensation of $30,000.

The Company has expensed $1.5 million, $0.9 million, and $1.0 million for the years ended December 31, 2004, 2003, and 2002, respectively, for matching contributions to the Concentra 401(k) Plan. In the first quarter of 2002, the Company reversed $2.9 million of the 2001 expense, due to a change in estimate in the matching contribution paid in 2002 from the amount anticipated at the end of 2001.

(b) NHR 401(k) Plan

NHR had a defined contribution plan with terms similar to the Concentra 401(k) Plan. This plan merged into the Concentra 401(k) Plan on July 1, 2002.

13. Stock Option Plans

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

In October 2004, the 108,000 restricted shares granted under the 1997 Incentive Plan were converted to deferred common shares of Concentra Holding. For a further description of the conversion of these shares to deferred shares, see “Note 14. Dividend and Other Equity Transactions.” At December 31, 2004, Concentra Holding did not have any restricted shares outstanding under the 1997 Incentive Plan.

Simultaneous with the Company’s recapitalization in 1999, no additional awards can be made under the 1997 Incentive Plan. Only that number of shares of Concentra Holding stock issuable upon exercise of awards granted under the 1997 Incentive Plan as of the recapitalization were reserved for issuance by Concentra Holding. During 2004, 2003 and 2002, 21,000, 38,250, and 6,375 options were canceled, respectively under the 1997 Incentive Plan. During 2004, 2003 and 2002, 10,500, 33,000, and 40,875 options were exercised, respectively. At December 31, 2004, 383,125 options were outstanding under the 1997 Incentive Plan.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2002, Concentra Holding granted 125,000 shares of restricted common stock under the 1999 Stock Plan that were valued at $2.1 million based upon the market value of the shares at the time of issuance. The restricted stock grants have an exercisable period of ten years from the date of grant and vest upon the earlier of the achievement of certain share price levels following an initial public offering of Concentra Holding, the occurrence of a change in control, as defined, or five years following the date of the grant. During 2004, Concentra Holding granted 360,000 shares of restricted common stock under its 1999 Stock Plan that were valued at approximately $5.0 million based upon the market value of the shares at the time of issuance. These restricted stock grants have an exercisable period of ten years from the date of grant and vest upon the earlier of the achievement of certain operating performance levels or seven years following the date of the grant. Also during 2004, Concentra Holding granted 2,500 shares of restricted common stock under its 1999 Stock Plan. These restricted stock grants have an exercisable period of ten years from the date of grant and vest upon the earlier of an initial public offering of Concentra Holding or five years following the date of the grant. In connection with other equity transactions, Concentra Holding granted, effective June 8, 2004, an increase of an additional 0.23 restricted shares for all outstanding restricted shares under the 1997 Incentive Plan and the 1999 Stock Plan, totaling 124,597 additional shares of restricted common stock granted. These incremental restricted stock grants have the same exercisable periods as their corresponding originally issued restricted common shares. In October 2004, 25,247 restricted shares were converted to deferred share awards under the 1999 Stock Plan. For a further description of the 2004 equity transactions, see “Note 14. Dividend and Other Equity Transactions.” The Company recorded amortization of $0.9 million, $0.4 million and $0.1 million in 2004, 2003 and 2002, respectively, in connection with the deferred compensation associated with the restricted stock grants. In October 2004, the Company accepted the resignation of its President and Chief Operating Officer. In the fourth quarter of 2004, the Company recorded a $0.6 million credit to amortization expense for the reversal of the amortization for the cancellation of the Chief Operating Officer’s 154,220 restricted shares. Concentra Holding had 432,630 outstanding restricted shares at December 31, 2004.

On June 20, 2002, Concentra Holding’s board and stockholders approved amendments to (1) increase the maximum total number of shares of Concentra Holding common stock for which awards may be granted thereunder to 5,250,000 under the 1999 Stock Plan, and (2) increase the maximum number of shares of Concentra Holding common stock that may be granted thereunder to an individual in a calendar year. On September 24, 2002, Concentra Holding’s board and stockholders approved an amendment to the 1999 Stock Plan to provide for the automatic award of the following nonqualified stock options under the 1999 Stock Plan to non-employee members of Concentra Holding’s board: (1) an initial option to purchase 10,000 shares of Concentra Holding common stock on the next business day following the date of his or her initial election to the board and (2) an annual option to purchase 4,000 shares of Concentra Holding common stock on the next business day following each annual meeting of stockholders at which such non-employee director is elected as a director. The exercise price of each director option will be 100% of the fair market value at the time of grant. Initial options will be immediately exercisable. Annual option awards will become exercisable ratably on each of the four annual anniversary dates following the date of grant. The exercise period will not exceed ten years from the date of grant; provided that, no director option may be exercised more than one year after the optionee ceases to serve as a director of the corporation.

Stock options granted to employees in 2004 and 2003 vest over a four year period (25% annually). A portion of the stock options granted to employees in 2002 vest over a four year period (25% annually) and a portion vest over a five year period (20% annually), subject to continued employment. Stock options granted to non-employee directors in 2004, 2003 and 2002 totaled 28,000, 10,000 and 60,000, respectively, and vested immediately. A portion of the stock options granted prior to 2002 vest over a five year period (20% annually), the remaining portion was to be subject to cliff vesting in seven years with provisions allowing for accelerated vesting based upon specific performance criteria. However, in December 2001 the Company modified the vesting for a portion of the stock options that allowed for accelerated vesting based upon performance criteria to become vested over a three year period (33 1/3% annually) beginning on January 1, 2002. In December 2002, the remaining stock options with performance based vesting criteria were modified to become vested over a four year period (25% annually) beginning in 2004. The Company recognized compensation expense related to the accelerated vesting of these options of $0.5 million for each of the years ended December 31, 2003 and 2002. The Company did not recognize any compensation expense related to the accelerated vesting of these options in 2004. Prior to vesting, all options are subject to forfeiture upon termination of employment. Depending on the reason for termination of employment, vested options may only be exercised within one month to one year of the termination of employment. The exercise period is ten years from the date of grant. The exercise price of incentive and nonqualified stock options granted may not be less than 100% of the fair market value of the shares of common stock, as determined by Concentra Holding’s board of directors or the compensation committee, as the case may be, on the date the option is granted. In addition, the aggregate fair market value of the shares of stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. In addition, no

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

incentive stock option shall be granted to an optionee who owns more than 10% of the total combined voting power for all classes of stock of Concentra Holding, unless the exercise price is at least 110% of the fair market value of the shares of Concentra Holding’s common stock and the exercise period does not exceed five years. As described in “Note 14. Dividend and Other Equity Transactions,” Concentra Holding reduced the exercise price of certain outstanding options and approved a cash payment to holders of certain options in connection with other equity transactions in May 2004.

The Company granted 1,153,000, 645,000, and 1,175,500 options and canceled due to forfeiture 624,838, 1,017,925, and 546,261 options under the 1999 Stock Plan in 2004, 2003, and 2002, respectively. Restricted stock purchase awards granted under the 1999 Stock Plan will continue in effect until the respective lapse dates, unless terminated prior to such dates by the Board.

(c) Summary of Options

A summary of the status for all outstanding options at December 31, 2002, 2003 and 2004, and changes during the years then ended is presented in the table below:

	Number of Options	Weighted Average Exercise Price Per Share
Balance, December 31, 2001	4,090,134	$16.95
Granted	1,175,500	16.70
Exercised	(43,375)	8.55
Canceled	(552,636)	18.89

Balance, December 31, 2002	4,669,623	16.74
Granted	645,000	16.50
Exercised	(33,000)	8.06
Canceled	(1,056,837)	19.25

Balance, December 31, 2003	4,224,786	16.14
Granted	1,153,000	14.53
Exercised	(33,530)	12.23
Canceled	(645,838)	15.41

Balance, December 31, 2004	4,698,418	$13.49

Using the Black-Scholes option valuation model, the weighted average fair market value of options granted in 2004, 2003 and 2002 were $3.40, $3.67 and $5.12, respectively. There were 2,416,404, 1,762,580, and 1,410,714 exercisable options outstanding with a weighted average exercise price of $12.90, $14.72, and $13.55 as of December 31, 2004, 2003 and 2002, respectively. A further breakdown of the outstanding options at December 31, 2004 is as follows:

Range of Exercise Prices	Number of Options	Weighted Average Price	Weighted Average Contractual Life (Years)	Number of Exercisable Options	Weighted Average Price of Exercisable Options
$3.60–$6.86	388,367	$6.82	3.8	388,367	$6.82
$13.80–$15.30	4,094,613	13.81	7.2	1,937,837	13.82
$19.36	215,438	19.36	7.0	90,200	19.36

	4,698,418	$13.49	6.9	2,416,404	$12.90

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of disclosures pursuant to SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the estimated fair value of options is amortized to expense over the options’ vesting period. Had compensation cost for these plans been determined consistent with SFAS 123, the Company’s net income would have been decreased to the following supplemental pro forma net income (loss) amounts (in thousands):

	2004	2003	2002
Net income (loss)
As reported	$(9,975)	$43,289	$(9,608)
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2,229)	(3,909)	(3,356)

Supplemental pro forma	$(12,204)	$39,380	$(12,964)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	2004	2003	2002
Risk-free interest rates	3.5%	2.7%	3.1%
Expected volatility	16.8%	17.3%	28.8%
Expected dividend yield	—	—	—
Expected weighted average life of options in years	5.0	4.9	4.8

14. Dividend and Other Equity Transactions

Concentra Holding’s board of directors approved in May 2004, the declaration of a $2.70 per share dividend payable on June 8, 2004 to common stockholders of record as of May 24, 2004. This cash dividend totaled $96.0 million. The board of directors also approved the declaration of a $2.70 per share dividend to holders of its deferred share units of record as of May 24, 2004. This deferred dividend totaled $1.3 million and will be paid on a deferred basis when the deferred share units are issued to each holder upon consummation of proposed financing transactions. Total deferred share units of 586,730 at December 31, 2004 consisted of 425,000 deferred shares issued in connection with the acquisition of NHR in November 2001, 28,483 deferred shares issued in December 2003 to certain employees and officers of the Company in exchange for options and 133,247 deferred shares issued in October 2004 in exchange for the same number of shares of restricted common stock.

In connection with the foregoing dividend declaration by Concentra Holding, the Company’s board of directors correspondingly approved in May 2004 the declaration of a $97.3 million dividend to Concentra Holding, $96.0 million of which was paid to Concentra Holding’s stockholders on May 24, 2004 and $1.3 million of which will be paid on a deferred basis to the holders of Concentra Holding’s deferred share units where recorded. The Company recorded this dividend as an adjustment to paid-in capital, since the Company had a retained deficit.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additionally, as prescribed by the warrant agreements, Concentra Holding’s board of directors increased the number of outstanding warrants by an additional 0.23 warrants for each outstanding warrant, which was a total increase of 553,674 warrants. Because the fair value of the outstanding warrants remained consistent before and after the dividend transaction, the Company did not recognize an expense for this warrant increase. Concentra Holding had 2,919,968 warrants outstanding at December 31, 2004. These warrants are exercisable to purchase shares of Concentra Holding’s common stock for $0.01 per share. For a further description of the related financing transactions, see “Note 8. Revolving Credit Facility and Long-Term Debt.”

15. Segment Information

Operating segments represent components of the Company’s business that are evaluated regularly by key management in assessing performance and resource allocation. The Company’s comprehensive services are organized into the following segments: Health Services, Network Services, and Care Management Services.

Health Services provides specialized injury and occupational healthcare services to employers through its centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment, and management of work-related injuries and illnesses. Health Services also provides non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations and other related programs. To meet the requirements of large employers whose workforce extends beyond the geographic coverage available to the Company’s centers, this segment has also developed a network of select occupational healthcare providers that use the Company’s proprietary technology to benchmark treatment methodologies and outcomes achieved. Health Services, and the joint ventures Health Services controls, own all the operating assets of the occupational healthcare centers, including leasehold interests and medical equipment.

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

Care Management Services reflects the Company’s professional services aimed at curtailing the cost of workers’ compensation and auto claims through field case management, telephonic case management, independent medical examinations, and utilization management. These services also concentrate on monitoring the timing and appropriateness of medical care.

Revenue from individual customers, revenue between business segments, and revenue, operating profit and identifiable assets of foreign operations are not significant.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s statements of operations on a segment basis were as follows (in thousands):

	2004	2003	2002
Revenue:
Health Services	$576,880	$511,387	$471,968
Network Services	281,374	260,159	230,299
Care Management Services	243,996	279,142	296,783

	1,102,250	1,050,688	999,050

Gross profit:
Health Services	102,537	89,724	65,804
Network Services	117,574	112,809	92,081
Care Management Services	27,997	30,830	29,729

	248,108	233,363	187,614

Operating income (loss):
Health Services	69,025	60,197	38,154
Network Services	78,132	71,708	61,169
Care Management Services	(39,669)	2,528	4,231
Corporate general and administrative expenses	(34,559)	(27,952)	(25,938)
Unusual gains	96	—	1,200

	73,025	106,481	78,816

Interest expense, net	55,606	56,318	63,582
(Gain) loss on change in fair value of hedging arrangements	—	(9,869)	7,589
Loss on early retirement of debt	14,105	7,837	7,894
Other, net	3,043	2,692	(1,275)

Income before income taxes	271	49,503	1,026
Provision for income taxes	10,246	6,214	10,634

Net income (loss)	$(9,975)	$43,289	$(9,608)

The Company’s segment depreciation and amortization, capital expenditures and identifiable assets were as follows (in thousands):

	2004	2003	2002
Depreciation and amortization:
Health Services	$19,387	$19,052	$21,482
Network Services	13,454	17,685	14,006
Care Management Services	8,119	11,392	10,054
Corporate	2,073	1,680	1,122

	$43,033	$49,809	$46,664

Capital expenditures:
Health Services	$12,151	$9,091	$13,588
Network Services and Care Management Services (1)	12,007	19,455	19,128
Corporate	3,892	2,453	2,308

	$28,050	$30,999	$35,024

Identifiable assets:
Health Services	$485,715	$466,705	$446,078
Network Services and Care Management Services (1)	312,944	370,172	378,413
Corporate	54,681	50,654	36,622

	$853,340	$887,531	$861,113

(1)	Capital expenditures and identifiable assets are not separately reported within the Network Services and Care Management Services groups.

Management utilizes multiple indicators and views to measure segment performance and to allocate resources to the segments. The primary indicators are pretax income along with cash flows and overall economic returns. The Company is managed among multiple product lines within each segment.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Related Party Transactions

Acquisition of Em3 Corporation

In December 2002, in a transaction valued at $30.7 million (consisting of $30.1 million in Concentra Holding common stock and assumption of $0.6 million of indebtedness to WCAS), the Company acquired Em3, a provider of information technology and a software-based system for the management of work-related injuries. Prior to the acquisition, the Company provided certain administrative services to Em3, including leasing employees to Em3, providing office space, providing access to certain of the Company’s software and systems, and related administrative services. During the eleven-month period ending November 20, 2002, Em3 paid the Company $2.8 million, for the administrative services and reimbursable expenses the Company provided. See “Note 5. Acquisitions and Unusual Charges.”

The stockholders of Em3 were primarily the same as Concentra Holding’s principal stockholders. Paul B. Queally, D. Scott Mackesy, and John K. Carlyle, each of whom is a director of Concentra Holding and Concentra Operating, Daniel J. Thomas, a director and executive officer of Concentra Holding and Concentra Operating, and James M. Greenwood and Richard A. Parr II, each of whom is an executive officer of Concentra Holding and Concentra Operating, owned equity interests in Em3. The percentage of total Em3 share ownership by the Company’s principal stockholders and by the Company’s directors and executive officers prior to the acquisition was as follows: WCAS-affiliated entities and individuals as a group, 66.24%; FFC entities, 6.65%; Mr. Queally, 0.08%; Mr. Mackesy, 0.04%; Mr. Carlyle, 0.46%; Mr. Thomas, 0.47%; Mr. Greenwood, 0.59%; and Mr. Parr, 0.07%. Carlos A. Ferrer, a director of Concentra Holding and Concentra Operating, and Messrs. Greenwood, Carlyle, Queally, and Mackesy served on Em3’s board of directors.

Acquisition of OccMed Systems, Inc.

In December 2002, in a transaction valued at $16.6 million (consisting of $12.8 million in Concentra Holding common stock, assumption of $1.0 million in indebtedness to WCAS, and assumption of $2.8 million of other indebtedness), the Company acquired the assets of OccMed, a company engaged in developing new, free-standing, primary care occupational healthcare centers. Prior to the acquisition, the Company was party to a management and administrative services agreement with OccMed and performed management services for the development and construction of OccMed’s occupational healthcare centers, leased employees to OccMed, recruited, hired and trained employees for its occupational healthcare centers, and provided accounting, billing and collection services for its occupational healthcare centers. During the eleven-month period ending November 20, 2002, OccMed paid the Company $6.0 million, for the administrative services and reimbursable expenses the Company provided in 2002, net of $3.0 million of OccMed receivables balances collected by the Company. See “Note 5. Acquisitions and Unusual Charges.”

The stockholders of OccMed were primarily the same as Concentra Holding’s principal stockholders and included certain of the Company’s directors. The percentage of total OccMed share ownership by the Company’s principal stockholders and by the Company’s directors prior to the date of acquisition was as follows: WCAS-affiliated entities and individuals as a group, 69.40%; FFC entities, 7.56%; Mr. Queally, 0.09%; and Mr. Mackesy, 0.04%. Messrs. Queally, Mackesy, and Ferrer served on OccMed’s board of directors.

Other Related Party Transactions

W. Tom Fogarty, M.D., an officer of Concentra Holding and Concentra Operating, is the President, a director, and a stockholder of Occupational Health Centers of the Southwest, P.A. (“OHCSW”), and a stockholder, officer, and/or director of several other of the physician groups. A subsidiary of the Company has entered into a 40-year management agreement with each of the physician groups. These management agreements have expiration dates from 2041 through 2043. OHCSW paid approximately $217.9 million, $217.6 million and $178.7 million in management fees to a subsidiary of Concentra Operating in the years ended December 31, 2004, 2003 and 2002, respectively, under its management agreement with that subsidiary. These management fees eliminate in consolidation. Dr. Fogarty receives no remuneration from any of the physician groups for serving as an officer or director.

The Company derives revenue in the normal course of business from other companies owned or controlled by or affiliated with related parties. Health Services revenue from related parties totaled $0.2 million, $0.6 million and $0.3 million during 2004, 2003 and 2002, respectively. Care Management Services revenue from related parties totaled $0.3 million in 2004, $0.4 million in 2003 and $0.1 million in 2002.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company also purchases services in the normal course of business from other companies owned or controlled by or affiliated with related parties. These services include local phone service in certain geographic regions, information technology consulting, claims editing services, administration of open enrollment for employee benefits and third-party laboratory services. The Company made payments to related parties for these services totaling $0.7 million, $0.6 million and $0.7 million during 2004, 2003 and 2002, respectively.

In the normal course of business, the Company, its subsidiaries, affiliates, and Concentra Holding engage in certain intercompany transactions that reflect the obligations of the various business units. The transactions between the Company, its subsidiaries, affiliates, and Concentra Holding have been eliminated in the consolidated financial statements, except as described in “Note 10. Income Taxes” and “Note 14. Dividend and Other Equity Transactions.”

17. Selected Quarterly Operating Results (Unaudited)

The following table sets forth certain unaudited quarterly results of operations for the years ended December 31, 2004, and 2003. In management’s opinion, this unaudited information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the financial statements and notes thereto included elsewhere in this document. The operating results for any quarter are not necessarily indicative of results for any subsequent quarter. Certain amounts in the table below have been adjusted to conform to the current presentation, which is different than previously reported on Form 10-Q (see “Note 2. Summary of Significant Accounting Policies, (q) Reclassifications.”) Amounts are stated in thousands.

	Quarters Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenue	$271,893	$283,153	$284,566	$262,638
Cost of services	210,173	214,761	218,306	210,902

Gross profit	61,720	68,392	66,260	51,736
General and administrative expenses	32,038	33,938	32,930	31,357
Amortization of intangibles	850	873	818	693
Loss on impairment of goodwill and long-lived assets	—	—	41,682	—
Unusual gains	—	—	—	(96)

Operating income (loss)	28,832	33,581	(9,170)	19,782
Interest expense, net	13,919	14,060	14,391	13,236
Loss on early retirement of debt	—	11,815	2,290	—
Other, net	821	977	935	310
Provision (benefit) for income taxes	5,919	3,139	(491)	1,679

Net income (loss)	$8,173	$3,590	$(26,295)	$4,557

	Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenue	$252,151	$260,277	$268,853	$269,407
Cost of services	199,806	200,813	204,874	211,832

Gross profit	52,345	59,464	63,979	57,575
General and administrative expenses	28,538	29,516	31,883	33,012
Amortization of intangibles	1,035	967	969	962

Operating income	22,772	28,981	31,127	23,601
Interest expense, net	14,544	14,610	13,790	13,374
Other, net	(1,540)	(1,490)	3,185	505
Provision (benefit) for income taxes	2,895	3,464	3,653	(3,798)

Net income	$6,873	$12,397	$10,499	$13,520

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. Condensed Consolidating Financial Information

As discussed in “Note 8. Revolving Credit Facility and Long-Term Debt,” the 9 1/8% senior subordinated notes, 9 1/2% senior subordinated notes and the Credit Facility are guaranteed by each and every current wholly-owned subsidiary, except for our wholly-owned captive insurance subsidiary. Additionally, the Credit Facility is secured by a pledge of stock and assets of each and every wholly-owned subsidiary. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9 1/8% senior subordinated notes or the 9 1/2% senior subordinated notes. Presented below are condensed consolidating balance sheets as of December 31, 2004 and 2003, the condensed consolidating statements of operations for the years ended December 31, 2004, 2003 and 2002, and the condensed consolidating statements of cash flows for the years ended December 31, 2004, 2003 and 2002 of Concentra Operating (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

Investments in subsidiaries are accounted for using the equity method of accounting. The financial information for the Guarantor and Non-Guarantor subsidiaries are each presented on a combined basis. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. Intercompany management fees of $5.0 million, $4.4 million, and $4.4 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are reflected as a reduction of general and administrative expenses for the Guarantor Subsidiaries. Separate financial statements for the Guarantor and Non-Guarantor Subsidiaries are not presented because management believes such financial statements would not be meaningful to investors. All information in the tables below is presented in thousands.

Condensed Consolidating Balance Sheets:

	As of December 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$53,468	$7,851	$—	$61,319
Restricted cash	—	—	1,250	—	1,250
Accounts receivable, net	—	159,995	15,299	—	175,294
Prepaid expenses and other current assets	88	30,957	966	—	32,011

Total current assets	88	244,420	25,366	—	269,874

Investment in subsidiaries	822,521	33,055	—	(855,576)	—
Property and equipment, net	—	96,387	6,671	—	103,058
Goodwill and other intangible assets, net	—	424,429	25,269	—	449,698
Other assets	34,363	(1,884)	(1,769)	—	30,710

Total assets	$856,972	$796,407	$55,537	$(855,576)	$853,340

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	34,070	22	—	—	34,092
Accounts payable and accrued expenses	10,832	106,071	6,484	—	123,387

Total current liabilities	44,902	106,093	6,484	—	157,479

Long-term debt, net	700,034	78	—	—	700,112
Deferred income taxes and other liabilities	—	40,217	—	18,398	58,615
Intercompany	174,902	(172,502)	(2,400)	—	—

Total liabilities	919,838	(26,114)	4,084	18,398	916,206

Stockholder’s equity (deficit)	(62,866)	822,521	51,453	(873,974)	(62,866)

Total liabilities and stockholder’s equity	$856,972	$796,407	$55,537	$(855,576)	$853,340

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$35,454	$7,167	$—	$42,621
Accounts receivable, net	—	157,187	13,257	—	170,444
Prepaid expenses and other current assets	8,759	34,999	1,307	—	45,065

Total current assets	8,759	227,640	21,731	—	258,130

Investment in subsidiaries	785,089	32,681	—	(817,770)	—
Property and equipment, net	—	112,880	7,221	—	120,101
Goodwill and other intangible assets, net	—	459,266	24,507	—	483,773
Other assets	42,153	(16,715)	89	—	25,527

Total assets	$836,001	$815,752	$53,548	$(817,770)	$887,531

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	3,350	1,491	—	—	4,841
Accounts payable and accrued expenses	22,280	108,357	5,225	—	135,862

Total current liabilities	25,630	109,848	5,225	—	140,703

Long-term debt, net	654,393	—	—	—	654,393
Deferred income taxes and other liabilities	—	29,963	—	18,462	48,425
Intercompany	111,968	(109,148)	(2,820)	—	—

Total liabilities	791,991	30,663	2,405	18,462	843,521

Stockholder’s equity	44,010	785,089	51,143	(836,232)	44,010

Total liabilities and stockholder’s equity	$836,001	$815,752	$53,548	$(817,770)	$887,531

Condensed Consolidating Statements of Operations:

	Year Ended December 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$1,016,537	$95,461	$(9,748)	$1,102,250
Total cost of services	—	787,209	76,681	(9,748)	854,142

Total gross profit	—	229,328	18,780	—	248,108

General and administrative expenses	878	122,506	6,879	—	130,263
Amortization of intangibles	—	3,234	—	—	3,234
Loss on impairment of goodwill and long-lived assets	—	41,682	—	—	41,682
Unusual gain	—	(96)	—	—	(96)

Operating income (loss)	(878)	62,002	11,901	—	73,025

Interest expense, net	56,016	(351)	(59)	—	55,606
Loss on early retirement of debt	14,105	—	—	—	14,105
Other, net	14	3,029	—	—	3,043

Income (loss) before income taxes	(71,013)	59,324	11,960	—	271
Provision (benefit) for income taxes	(24,855)	35,101	—	—	10,246

Income (loss) before equity earnings	(46,158)	24,223	11,960	—	(9,975)
Equity earnings in subsidiaries	(36,183)	—	—	36,183	—

Net income (loss)	$(9,975)	$24,223	$11,960	$(36,183)	$(9,975)

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$974,436	$84,923	$(8,671)	$1,050,688
Total cost of services	—	757,311	68,685	(8,671)	817,325

Total gross profit	—	217,125	16,238	—	233,363

General and administrative expenses	430	116,547	5,972	—	122,949
Amortization of intangibles	—	3,927	6	—	3,933

Operating income (loss)	(430)	96,651	10,260	—	106,481

Interest expense, net	56,149	186	(17)	—	56,318
Gain on change in fair value of hedging arrangements	(9,869)	—	—	—	(9,869)
Loss on early retirement of debt	7,837	—	—	—	7,837
Other, net	—	2,692	—	—	2,692

Income (loss) before income taxes	(54,547)	93,773	10,277	—	49,503
Provision (benefit) for income taxes	(19,091)	25,305	—	—	6,214

Income (loss) before equity earnings	(35,456)	68,468	10,277	—	43,289
Equity earnings in subsidiaries	(78,745)	—	—	78,745	—

Net income (loss)	$43,289	$68,468	$10,277	$(78,745)	$43,289

	Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$933,337	$74,275	$(8,562)	$999,050
Total cost of services	—	760,658	59,340	(8,562)	811,436

Total gross profit	—	172,679	14,935	—	187,614

General and administrative expenses	69	100,234	5,919	—	106,222
Amortization of intangibles	—	3,765	11	—	3,776
Unusual gains	(140)	(1,060)	—	—	(1,200)

Operating income	71	69,740	9,005	—	78,816

Interest expense, net	63,316	306	(40)	—	63,582
Loss on change in fair value of hedging arrangements	7,589	—	—	—	7,589
Loss on early retirement of debt	7,894	—	—	—	7,894
Other, net	—	(1,275)	—	—	(1,275)

Income (loss) before income taxes	(78,728)	70,709	9,045	—	1,026
Provision (benefit) for income taxes	(27,555)	38,189	—	—	10,634

Income (loss) before equity earnings	(51,173)	32,520	9,045	—	(9,608)
Equity earnings in subsidiaries	(41,565)	—	—	41,565	—

Net income (loss)	$(9,608)	$32,520	$9,045	$(41,565)	$(9,608)

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows:

	Year Ended December 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(22,464)	$108,595	$12,742	$—	$98,873

Investing Activities:
Purchases of property, equipment and other assets	—	(26,907)	(990)	—	(27,897)
Acquisitions, net of cash acquired	—	(6,271)	(523)	—	(6,794)
Increase in restricted cash	—	—	(1,250)	—	(1,250)

Net cash used in investing activities	—	(33,178)	(2,763)	—	(35,941)

Financing Activities:
Borrowings (payments) under the revolving credit facilities, net	—	—	—	—	—
Proceeds from the issuance of debt	222,850	—	—	—	222,850
Repayments of debt	(146,357)	(1,569)	—	—	(147,926)
Dividend to parent	(96,028)	—	—	—	(96,028)
Payment of early debt retirement costs	(11,600)	—	—	—	(11,600)
Payment of deferred financing costs	(8,495)	—	—	—	(8,495)
Distributions to minority interests	—	(3,445)	—	—	(3,445)
Contribution from issuance of common stock by parent	410	—	—	—	410
Intercompany, net	62,934	(63,319)	385	—	—
Receipt (payment) of equity distributions	(1,250)	10,930	(9,680)	—	—

Net cash provided by (used in) financing activities	22,464	(57,403)	(9,295)	—	(44,234)

Net Increase in Cash and Cash Equivalents	—	18,014	684	—	18,698
Cash and Cash Equivalents, beginning of year	—	35,454	7,167	—	42,621

Cash and Cash Equivalents, end of year	$—	$53,468	$7,851	$—	$61,319

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(33,206)	$134,808	$11,986	$—	$113,588

Investing Activities:
Purchases of property, equipment and other assets	—	(29,425)	(223)	—	(29,648)
Acquisitions, net of cash acquired	—	(6,237)	—	—	(6,237)
Proceeds from the licensing of internally- developed software	—	—	—	—	—

Net cash used in investing activities	—	(35,662)	(223)	—	(35,885)

Financing Activities:
Borrowings (payments) under the revolving credit facilities, net	—	—	—	—	—
Proceeds from the issuance of debt	517,718	1,500	—	—	519,218
Repayments of debt	(338,647)	(1,838)	—	—	(340,485)
Payment of deferred financing costs	(13,152)	—	—	—	(13,152)
Distributions to minority interests	—	(2,316)	—	—	(2,316)
Contribution from issuance of common stock by parent	266	—	—	—	266
Contribution to parent	(193,912)	—	—	—	(193,912)
Payment to terminate hedging arrangements	(23,603)	—	—	—	(23,603)
Other	(100)	—	—	—	(100)
Intercompany, net	84,636	(82,764)	(1,872)	—	—
Receipt (payment) of equity distributions	—	8,666	(8,666)	—	—

Net cash provided by (used in) financing activities	33,206	(76,752)	(10,538)	—	(54,084)

Net Increase in Cash and Cash Equivalents	—	22,394	1,225	—	23,619
Cash and Cash Equivalents, beginning of year	—	13,060	5,942	—	19,002

Cash and Cash Equivalents, end of year	$—	$35,454	$7,167	$—	$42,621

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(37,905)	$83,691	$10,180	$—	$55,966

Investing Activities:
Purchases of property, equipment and other assets	—	(34,362)	(712)	—	(35,074)
Acquisitions, net of cash acquired	—	(1,726)	—	—	(1,726)
Proceeds from the licensing of internally- developed software	—	515	—	—	515

Net cash used in investing activities	—	(35,573)	(712)	—	(36,285)

Financing Activities:
Borrowings (payments) under the revolving credit facilities, net	(6,000)	—	—	—	(6,000)
Proceeds from the issuance of debt	—	3,960	—	—	3,960
Repayments of debt	(76,185)	(4,430)	—	—	(80,615)
Payment of deferred financing costs	(3,321)	—	—	—	(3,321)
Distributions to minority interests	—	(1,935)	—	—	(1,935)
Contribution from issuance of common stock by parent	25,370	—	—	—	25,370
Proceeds from issuance of common stock to parent	52,955	—	—	—	52,955
Other	(43)	—	—	—	(43)
Intercompany, net	45,129	(45,669)	540	—	—
Receipt (payment) of equity distributions	—	7,294	(7,294)	—	—

Net cash provided by (used in) financing activities	37,905	(40,780)	(6,754)	—	(9,629)

Net Increase in Cash and Cash Equivalents	—	7,338	2,714	—	10,052
Cash and Cash Equivalents, beginning of year	—	5,722	3,228	—	8,950

Cash and Cash Equivalents, end of year	$—	$13,060	$5,942	$—	$19,002

INDEX TO EXHIBITS

INCORPORATION BY REFERENCE

Exhibit Number	Description
2.1

—Agreement and Plan of Reorganization dated August 29, 1997, by and among CRA Managed Care, Inc., OccuSystems, Inc., and Concentra Inc., formerly known as Concentra Managed Care, Inc. (incorporated by reference to Exhibit 2.1 to Concentra Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997).

2.2

—Agreement and Plan of Merger dated February 24, 1998, by and among Concentra Holding and Preferred Payment Systems, Inc. (incorporated by reference to Exhibit 2.2 to Concentra Holding’s Annual Report on Form 10-K for the year ended December 31, 1997).

2.3

—Agreement and Plan of Merger dated March 2, 1999, by and between Yankee Acquisition Corp. and Concentra Inc. (incorporated by reference to Exhibit 2.1 to Concentra Inc.’s Current Report on Form 8-K filed on March 3,1999).

2.4

—Amended and Restated Agreement and Plan of Merger dated March 24, 1999, by and between Yankee Acquisition Corp. and Concentra Inc. (incorporated by reference to Exhibit 2.1 to Concentra Inc.’s Current Report on Form 8-K filed on July 14, 1999).

2.5

—Agreement and Plan of Merger dated as of November 2, 2001, by and among Concentra Holding, NHR Acquisition Company, Inc., and National Healthcare Resources, Inc. (incorporated by reference to Exhibit 2.5 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.1	—Articles of Incorporation of Concentra Operating (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

3.2

—Amended and Restated By-Laws of Concentra Operating, as further amended June 20, 2002 (incorporated by reference to Exhibit 3.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.1

—Indenture dated as of August 13, 2003, by and among Concentra Operating, The Bank of New York, as Trustee, and the guarantors named therein relating to Concentra Operating’s 9 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.7 to Concentra Operating’s Registration Statement on Form S-4 filed with the SEC on August 28, 2003).

4.2

—First Supplemental Indenture dated as of November 20, 2003, by and between Concentra Operating and The Bank of New York, as Trustee, relating to issuance of an additional $30.0 million in aggregate principal amount of Concentra Operating’s 9 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.6 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003).

4.3

—Warrant Agreement dated as of August 17, 1999, by and among Concentra Inc. and the several persons named on Schedule I thereto (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

4.4

—Amendment No. 1 to Warrant Agreement dated as of November 1, 2001, by and among Concentra Inc. and the several warrant holders that are signatories thereto (incorporated by reference to Exhibit 4.6 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.5	—Form of Warrant to acquire Concentra Inc. common stock (included as an exhibit to Exhibit 4.3).

4.6

—Registration Rights Agreement dated as of November 17, 2003 by and among Concentra Operating, each of the subsidiary guarantors listed on the signature pages thereto, Credit Suisse First Boston LLC and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.11 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003).

4.7

—Warrant Agreement dated as of November 1, 2001, by and among Concentra Inc. and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.11 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit Number	Description
4.8	—Form of Warrant to acquire Concentra Inc. common stock (included as an exhibit to Exhibit 4.7).

4.9

—Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Inc. and the persons named in Schedules I and II thereto (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

4.10

—Amendment No. 1 to Registration Rights Agreement dated as of November 1, 2001, by and among Concentra Inc. and the persons named in Schedules I and II thereto (incorporated by reference to Exhibit 4.14 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.11

—Amendment No. 2 to Registration Rights Agreement dated as of November 5, 2001, by and among Concentra Inc. and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.15 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.12

—Amendment No. 3 to Registration Rights Agreement dated as of November 20, 2002, by and among Concentra Inc. and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.17 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.13

—Amendment No. 4 to Registration Rights Agreement dated as of December 1, 2002, by and among Concentra Inc. and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.18 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.14

—Stockholders Agreement dated as of August 17, 1999, by and among Concentra Inc. and the several persons named in Schedules I and II thereto (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

4.15

—Amendment No. 1 to Stockholders Agreement dated as of November 1, 2001, by and among Concentra Inc. and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.26 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.16

—Amendment No. 2 to Stockholders Agreement dated as of November 20, 2002, by and among Concentra Inc. and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.30 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.17

—Amendment No. 3 to Stockholders Agreement dated as of December 1, 2002, by and among Concentra Inc. and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.31 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.18

—Stockholders Agreement dated as of November 20, 2001, by and among Concentra Inc., Welsh, Carson, Anderson & Stowe VIII, L.P., certain holders of common stock and warrants to purchase common stock of Concentra Inc., certain stockholders of National Healthcare Resources, Inc., and Ferrer Freeman and Company, LLC, formerly known as Ferrer, Freeman, Thompson & Co., LLC (incorporated by reference to Exhibit 10.27 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.19

—Bridge Loan Agreement dated as of June 25, 2002 by and among Concentra Inc., the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.20

—Amendment No. 1 to Bridge Loan Agreement dated as of October 23, 2002, by and among Concentra Inc., the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 4.20 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.21

—Amendment No. 2 to Bridge Loan Agreement dated as of November 14, 2002, by and among Concentra Inc., the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 4.21 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003).

4.22

—Amendment No. 3 to Bridge Loan Agreement dated as of May 10, 2004, by and among Concentra Inc., the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K on May 12, 2004).

10.1

—Securities Purchase Agreement dated November 1, 2001, by and among Concentra Inc. and the several purchasers named on Schedule I thereto, relating to the issuance and sale of 2,266,546 shares of Concentra Inc. common stock and warrants to purchase 771,277 shares of Concentra Inc. common stock (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.2

—Credit Agreement dated as of August 13, 2003, by and among Concentra Inc., Concentra Operating, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Registration Statement on Form S-4, initially filed on August 28, 2003).

10.3

—Amendment to Credit Agreement dated as of November 17, 2003, by and among Concentra Inc., Concentra Operating, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003).

10.4

—Second Amendment to Credit Agreement dated as of June 8, 2004, by and among Concentra Inc., Concentra Operating, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.4 to Concentra Operating’s Registration Statement on Form S-4, initially filed on June 28, 2004).

10.5

—Third Amendment to Credit Agreement dated as of August 23, 2003, by and among Concentra Inc., Concentra Operating, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K, filed on August 24, 2004).

10.6

—Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.7

—Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan, as amended through June 20, 2002 (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002). (1)

10.8

—Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan as Amended Through September 24, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002). (1)

10.9

—Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Appendix G to the Joint Proxy Statement/Prospectus forming a part of Concentra Inc.’s Registration Statement on Form S-4 filed on July 31, 1997). (1)

10.10

—Employment Agreement dated as of August 17, 1999, between Concentra Inc. and James M. Greenwood (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.11

—Employment Agreement dated as of August 17, 1999, between Concentra Inc. and Richard A. Parr II (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.12

—Employment Agreement dated as of August 17, 1999, between Concentra Inc. and Daniel J. Thomas (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.13

—Employment Agreement dated as of August 17, 1999, between Concentra Inc. and Thomas E. Kiraly (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.14

—Indemnification Agreement dated as of June 26, 2003 between Concentra Inc. and Daniel J. Thomas (identical agreements were executed as of June 26, 2003 between Concentra Inc. and each of the following: John K. Carlyle, Frederick C. Dunlap, Carlos A. Ferrer, James M. Greenwood, Thomas E. Kiraly, D. Scott Mackesy, Steven E. Nelson, Richard A. Parr, Paul B. Queally and Richard J. Sabolik) (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.15

—Indemnification Agreement dated as of December 15, 2003 between Concentra Inc. and David A. George (incorporated by reference to Exhibit 10.15 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16

—Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between CHS and Occupational Health Centers of New Jersey, a New Jersey professional association (incorporated by reference to Exhibit 10.8 to OccuSystems’ Registration Statement on Form S-1 filed on March 28, 1996).

10.17

—Amended and Restated Occupational Medicine Center Management and Consulting Agreement dated as of July 30, 2003 between Concentra Health Services, Inc. and Occupational Health Centers of the Southwest, P.A. (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.18

—Asset Purchase Agreement among Concentra Inc., Concentra Operating and Em3 Corporation dated as of December 1, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on December 13, 2002).

21.1	—Subsidiaries of Concentra Operating. (2)

31.1	—Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	—Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	—Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	—Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.
(2)	Filed herewith.
(3)	Furnished herewith.