Form 10-Q
period 2005-03-31
CONCENTRA OPERATING CORP
filed 2005-05-06
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-15699

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

The registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation. As of May 1, 2005, there were 35,589,512 shares outstanding of Concentra Inc. common stock, none of which were publicly traded. Currently there is no established trading market for these shares.

CONCENTRA OPERATING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONCENTRA OPERATING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$63,199	$61,319
Restricted cash	2,232	1,250
Restricted short-term investments	210	—
Accounts receivable, net	179,065	175,294
Prepaid expenses and other current assets	35,297	32,011

Total current assets	280,003	269,874

Property and equipment, net	107,695	103,058
Goodwill and other intangible assets, net	454,293	449,698
Other assets	30,070	30,710

Total assets	$872,061	$853,340

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Revolving credit facility	$—	$—
Current portion of long-term debt	34,371	34,092
Accounts payable and accrued expenses	121,678	123,387

Total current liabilities	156,049	157,479

Long-term debt, net	699,269	700,112
Deferred income taxes and other liabilities	69,821	58,615

Total liabilities	925,139	916,206

Stockholder’s equity:
Common stock	—	—
Paid-in capital	43,131	42,890
Accumulated deficit	(96,209)	(105,756)

Total stockholder’s equity (deficit)	(53,078)	(62,866)

Total liabilities and stockholder’s equity	$872,061	$853,340

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Revenue:
Health Services	$154,592	$134,257
Network Services	67,859	73,013
Care Management Services	53,916	64,623

Total revenue	276,367	271,893

Cost of services:
Health Services	128,183	111,493
Network Services	40,445	41,552
Care Management Services	44,968	57,128

Total cost of services	213,596	210,173

Total gross profit	62,771	61,720

General and administrative expenses	31,322	32,038
Amortization of intangibles	583	850

Operating income	30,866	28,832

Interest expense, net	13,945	13,919
Other, net	881	821

Income before income taxes	16,040	14,092
Provision for income taxes	6,857	5,919

Net income	$9,183	$8,173

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net income	$9,183	$8,173
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	8,756	10,225
Amortization of intangibles	583	850
Restricted stock amortization	364	103
Write-off of fixed assets	378	109
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(3,680)	(9,757)
Prepaid expenses and other assets	(3,466)	7,198
Accounts payable and accrued expenses	9,631	(18,563)

Net cash provided by (used in) operating activities	21,749	(1,662)

Investing Activities:
Purchases of property, equipment, and other assets	(12,772)	(5,332)
Acquisitions, net of cash acquired	(5,510)	—
Increase in restricted short-term investments	(210)	—
Proceeds from the licensing of internally-developed software	85	—

Net cash used in investing activities	(18,407)	(5,332)

Financing Activities:
Borrowings (payments) under revolving credit facilities, net	—	—
Repayments of debt	(1,176)	(2,360)
Distributions to minority interests	(279)	(132)
Payment of deferred financing costs	(28)	(55)
Contribution from issuance of common stock by parent	21	50

Net cash used in financing activities	(1,462)	(2,497)

Net Increase (Decrease) in Cash and Cash Equivalents	1,880	(9,491)

Cash and Cash Equivalents, beginning of period	61,319	42,621

Cash and Cash Equivalents, end of period	$63,199	$33,130

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$13,483	$22,198
Income taxes paid, net	$1,344	$639
Liabilities and debt assumed in acquisitions	$361	$—

Noncash Investing and Financing Activities:
Capital lease obligations	$617	$153

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying unaudited consolidated financial statements have been prepared by Concentra Operating Corporation (the “Company” or “Concentra Operating”) pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Results for interim periods should not be considered indicative of results for a full year. These consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements and, accordingly, should be read in conjunction with the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes for the year ended December 31, 2004, included in the Company’s 2004 Form 10-K, where certain terms have been defined. Earnings per share has not been reported for all periods presented, as Concentra Operating is a wholly-owned subsidiary of Concentra Inc. (“Concentra Holding”) and has no publicly held shares.

1. Stock Based Compensation Plans

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

	Three Months Ended March 31,
	2005	2004
Net income:
As reported	$9,183	$8,173
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(668)	(668)

Supplemental pro forma	$8,515	$7,505

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rates	3.8%	—
Expected volatility	16.5%	—
Expected dividend yield	—	—
Expected weighted average life of options in years	5.0	—

No options were granted during the first quarter of 2004.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 (“SFAS 153”), which is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate any material financial impact on its financial statements upon its adoption of this statement.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). This statement requires companies to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123R eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, that the Company currently uses. This statement was effective for public companies for fiscal periods beginning after June 15, 2005 and for nonpublic companies for fiscal years beginning after December 15, 2005. In April 2005, the Securities and Exchange Commission announced a deferral of the effective date of SFAS 123R for calendar year companies until the beginning of 2006. Therefore, this statement is effective for the Company beginning in the first quarter of 2006. SFAS 123R offers alternate methods of adopting this standard. The Company has not yet determined which alternative it will use or the resulting impact on its consolidated financial position, results of operations, or cash flows of applying the provisions of SFAS 123R.

3. Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets is comprised of the following (in thousands):

	March 31, 2005	December 31, 2004
Amortized intangible assets, gross:
Customer contracts	$6,190	$6,190
Covenants not to compete	4,305	4,305
Customer lists	3,420	3,420
Servicing contracts	3,293	3,293
Licensing and royalty agreements	285	285

	17,493	17,493
Accumulated amortization of amortized intangible assets:
Customer contracts	(5,217)	(4,854)
Covenants not to compete	(3,866)	(3,729)
Customer lists	(3,417)	(3,416)
Servicing contracts	(1,125)	(1,043)
Licensing and royalty agreements	(285)	(285)

	(13,910)	(13,327)

Amortized intangible assets, net	3,583	4,166

Non-amortized intangible assets:
Goodwill	450,556	445,378
Trademarks	154	154

	$454,293	$449,698

The change in the net carrying amount of amortized intangible assets is due to amortization. The net increase in goodwill is related to acquisitions.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The net carrying value of goodwill by operating segment is as follows (in thousands):

	March 31, 2005	December 31, 2004
Health Services	$255,588	$250,410
Network Services	184,902	184,902
Care Management Services	10,066	10,066

	$450,556	$445,378

Amortization expense for intangible assets with finite lives was $0.6 million and $0.9 million for the three months ended March 31, 2005 and 2004, respectively. Estimated amortization expense on intangible assets with finite lives for the five succeeding fiscal years ending December 31, is as follows (in millions): $2.0, $0.5, $0.4, $0.3, $0.3.

The Company completed its 2004 annual impairment tests of goodwill and determined that no impairment existed at July 1, 2004. The results of the July 1, 2004 impairment test indicated that the estimated fair value of Care Management Services exceeded its carrying amount by approximately 18% at that time. However, certain “triggering events” occurred in the third quarter of 2004 that indicated the need for an impairment review. The Company completed this impairment review and concluded that an impairment of its goodwill for the Care Management Services reporting unit had occurred. Accordingly, the Company recorded a $36.0 million impairment charge in the third quarter of 2004.

4. Revolving Credit Facility and Long-Term Debt

The Company’s long-term debt as of March 31, 2005, and December 31, 2005, consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Term loan due 2010	$398,464	$399,468
9 1/8% senior subordinated notes due 2012, net	153,074	153,006
9 1/2% senior subordinated notes due 2010, net	181,557	181,630
Other	545	100

	733,640	734,204
Less: Current maturities	(34,371)	(34,092)

Long-term debt, net	$699,269	$700,112

The Company had no revolving credit borrowings at March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005, and December 31, 2004, accrued interest was $9.3 million and $9.7 million, respectively.

Credit Facility

The Company has a credit agreement (the “Credit Facility”) with a consortium of banks, consisting of a $401.5 million term loan facility (the “Term Loan”), and a $100.0 million revolving loan facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility and Term Loan bear interest, at the Company’s option, at either (1) the Alternate Base Rate (“ABR”), as defined, plus a margin initially equal to 2.25% for the loans under the Revolving Credit Facility and 1.50% for the Term Loan or (2) the reserve-adjusted Eurodollar rate plus a margin initially equal to 3.25% for the loans under the Revolving Credit Facility and 2.50% for the Term Loan. The margins for borrowings under the Revolving Credit Facility are subject to reduction based on changes in the Company’s leverage ratios and certain other performance criteria. The Term Loan matures on June 30, 2010, and requires quarterly principal payments of $1.0 million through June 30, 2009, $57.2 million for each of the following two quarters, $114.4 million on March 31, 2010 and any remaining balance due on June 30, 2010. The Revolving Credit Facility provides for borrowing up to $100.0 million and matures on August 13, 2008. At March 31, 2005, the Company had $19.3 million of letters of credit outstanding and $80.7 million of additional revolving loan availability under its Credit Facility.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The Credit Facility contains certain financial compliance ratio tests. A failure to comply with these and other financial compliance ratios could cause an event of default under the Credit Facility that could result in an acceleration of the related indebtedness before the terms of that indebtedness otherwise require the Company to pay that indebtedness. Such an acceleration would also constitute an event of default under the indentures relating to the Company’s 9 1/8% senior subordinated notes and 9 1/2% senior subordinated notes and could also result in an acceleration of the 9 1/8% senior subordinated notes and the 9 1/2% senior subordinated notes before the indentures otherwise require the Company to pay the notes. The Credit Facility also contains prepayment requirements that would occur based on certain net asset sales outside the ordinary course of business by the Company, from the proceeds of specified debt and equity issuances by the Company and if the Company has excess cash flow, as defined in the agreement. The Company was not required to make prepayments under these provisions in 2004. However, because of its excess cash flow (as defined in the agreement) during 2004, the Company prepaid $30.1 million of its Term Loan during the second quarter of 2005. This prepayment amount is included in the current portion of long-term debt at March 31, 2005 and December 31, 2004. Further, based upon its financial projections, management anticipates that the Company may continue to be required to make prepayments in future periods.

Interest Rate Hedging Arrangements

In March 2005, the Company entered into a series of interest rate hedging arrangements to reduce the effect of variable interest rate fluctuations on a portion of the Company’s Credit Facility. These arrangements convert a total of $80.0 million of variable rate debt to fixed rates and expire over a three-year period ending March 2008. The Company will recognize subsequent changes to the fair value of these hedging arrangements as assets or liabilities and will include any adjustments to the fair value in its income statement.

The first of the interest rate hedging agreements has a notional amount of $20.0 million and expires March 2006. Under the terms of the agreement, the Company pays 3.8% to the counterparty and receives the three month LIBOR rate from the counterparty on the notional amount.

The second of the interest rate hedging agreements has a notional amount of $30.0 million and expires March 2007. Under the terms of the agreement, the Company pays a fixed rate to the counterparty and receives the three month LIBOR rate from the counterparty on the notional amount. The Company’s fixed rate was 3.1% at March 31, 2005 and increases each quarter to 4.8% at January 2, 2007.

The third of the interest rate hedging agreements has a notional amount of $30.0 million and expires March 2008. Under the terms of the agreement, the Company pays a fixed rate to the counterparty and receives the three month LIBOR rate from the counterparty on the notional amount. The Company’s fixed rate was 3.1% at March 31, 2005 and increases each quarter to 5.0% at December 31, 2007.

Senior Subordinated Notes

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

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

Covenants

The 9 1/8% senior subordinated notes, 9 1/2% senior subordinated notes and the Credit Facility are guaranteed on a joint and several basis by each and every current wholly-owned subsidiary, except for our wholly-owned captive insurance subsidiary, the results of which are consolidated in the results of the Company. These guarantees are full and unconditional. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9 1/8% senior subordinated notes or the 9 1/2% senior subordinated notes. For financial information on guarantor and non-guarantor subsidiaries, see “Note 8. Condensed Consolidating Financial Information.”

The Credit Facility, the 9 1/8% senior subordinated notes and the 9 1/2% senior subordinated notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company’s capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, cross default provisions with other indebtedness of the Company and Concentra Holding, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, in the first quarter of 2005. The ratio tests under the Credit Facility become increasingly more restrictive for future quarters through the first quarter of 2009. The Company’s ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. The Company believes it will be in compliance with its covenants for the next twelve months.

The Company’s fair value of the Company’s long-term debt consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Term loan due 2010	$404,042	$403,463
9 1/8% senior subordinated notes due 2012, net	162,258	172,897
9 1/2% senior subordinated notes due 2010, net	195,266	205,242

The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

5. IRS Audit

Various regulatory tax authorities periodically examine the Company and its subsidiaries’ income tax returns. In connection with the Internal Revenue Service (“IRS”) examination of the 1998, 1999, and 2000 federal income tax returns, the IRS has raised issues and proposed certain tax adjustments. The Company is reviewing these issues and is defending its positions vigorously.

The Company establishes reserves for income tax when, despite the belief that our tax positions are fully supportable, there remain certain positions that are probable to be challenged and possibly disallowed by various authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest as considered appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

If the Company were to be unsuccessful in the defense of its tax positions, the Company expects to reduce its net operating loss carryforwards as opposed to incurring a cash outlay. The Company believes it has adequately provided for any reasonably foreseeable outcome related to any examination by taxing authorities. Management believes that the ultimate resolution of potential tax adjustments and contingencies will not have a material adverse effect on the Company’s financial condition, annual results of operations or cash flows.

6. Changes in Stockholder’s Equity

In addition to the effects on Stockholder’s Equity from the Company’s 2005 results of operations of $9.2 million and amortization of deferred compensation of $0.4 million that decreased the accumulated deficit, the Company’s paid-in capital increased in 2005 on a year to date basis primarily due to $0.2 million of tax benefits from Concentra Holding.

7. Segment Information

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The Company’s unaudited financial data on a segment basis was as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenue:
Health Services	$154,592	$134,257
Network Services	67,859	73,013
Care Management Services	53,916	64,623

	276,367	271,893
Gross profit:
Health Services	26,409	22,764
Network Services	27,414	31,461
Care Management Services	8,948	7,495

	62,771	61,720
Operating income (loss):
Health Services	17,997	14,767
Network Services	17,215	20,848
Care Management Services	4,478	66
Corporate general and administrative expenses	(8,824)	(6,849)

	30,866	28,832

Interest expense, net	13,945	13,919
Other, net	881	821

Income before income taxes	16,040	14,092
Provision for income taxes	6,857	5,919

Net income	$9,183	$8,173

8. Condensed Consolidating Financial Information

As discussed in “Note 4. Revolving Credit Facility and Long-Term Debt,” the 9 1/8% senior subordinated notes, 9 1/2% senior subordinated notes and the Credit Facility are guaranteed by each and every current wholly-owned subsidiary, except for our wholly-owned captive insurance subsidiary. Additionally, the Credit Facility is secured by a pledge of stock and assets of each and every wholly-owned subsidiary. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9 1/8% senior subordinated notes or the 9 1/2% senior subordinated notes. Presented below are condensed consolidating balance sheets as of March 31, 2005 and December 31, 2004, the condensed consolidating statements of operations for the three months ended March 31, 2005 and 2004, and the condensed consolidating statements of cash flows for the three months ended March 31, 2005 and 2004 of Concentra Operating (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

Investments in subsidiaries are accounted for using the equity method of accounting. The financial information for the Guarantor and Non-Guarantor subsidiaries are each presented on a combined basis. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. Intercompany management fees of $1.3 million and $1.2 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the three months ended March 31, 2005 and 2004, respectively. These amounts are reflected as a reduction of general and administrative expenses for the Guarantor Subsidiaries. Separate financial statements for the Guarantor and Non-Guarantor Subsidiaries are not presented because management believes such financial statements would not be meaningful to investors. All information in the tables below is presented in thousands.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Balance Sheets:

	As of March 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$55,794	$7,405	$—	$63,199
Restricted cash	—	—	2,232	—	2,232
Restricted short-term investments	—	—	210	—	210
Accounts receivable, net	—	163,517	15,548	—	179,065
Prepaid expenses and other current assets	34	33,733	1,530	—	35,297

Total current assets	34	253,044	26,925	—	280,003

Investment in subsidiaries	841,216	32,826	—	(874,042)	—
Property and equipment, net	—	101,167	6,528	—	107,695
Goodwill and other intangible assets, net	—	429,024	25,269	—	454,293
Other assets	33,190	(3,615)	495	—	30,070

Total assets	$874,440	$812,446	$59,217	$(874,042)	$872,061

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	34,070	301	—	—	34,371
Accounts payable and accrued expenses	9,967	104,074	7,637	—	121,678

Total current liabilities	44,037	104,375	7,637	—	156,049

Long-term debt, net	699,025	244	—	—	699,269
Deferred income taxes and other liabilities	—	50,825	—	18,996	69,821
Intercompany	184,456	(184,214)	(242)	—	—

Total liabilities	927,518	(28,770)	7,395	18,996	925,139

Stockholder’s equity	(53,078)	841,216	51,822	(893,038)	(53,078)

Total liabilities and stockholder’s equity	$874,440	$812,446	$59,217	$(874,042)	$872,061

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	As of December 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$53,468	$7,851	$—	$61,319
Restricted cash	—	—	1,250	—	1,250
Accounts receivable, net	—	159,995	15,299	—	175,294
Prepaid expenses and other current assets	88	30,957	966	—	32,011

Total current assets	88	244,420	25,366	—	269,874

Investment in subsidiaries	822,521	33,055	—	(855,576)	—
Property and equipment, net	—	96,387	6,671	—	103,058
Goodwill and other intangible assets, net	—	424,429	25,269	—	449,698
Other assets	34,363	(1,884)	(1,769)	—	30,710

Total assets	$856,972	$796,407	$55,537	$(855,576)	$853,340

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	34,070	22	—	—	34,092
Accounts payable and accrued expenses	10,832	106,071	6,484	—	123,387

Total current liabilities	44,902	106,093	6,484	—	157,479

Long-term debt, net	700,034	78	—	—	700,112
Deferred income taxes and other liabilities	—	40,217	—	18,398	58,615
Intercompany	174,902	(172,502)	(2,400)	—	—

Total liabilities	919,838	(26,114)	4,084	18,398	916,206

Stockholder’s equity	(62,866)	822,521	51,453	(873,974)	(62,866)

Total liabilities and stockholder’s equity	$856,972	$796,407	$55,537	$(855,576)	$853,340

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statements of Operations:

	Three Months Ended March 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$253,466	$24,985	$(2,084)	$276,367
Total cost of services	—	197,471	18,209	(2,084)	213,596

Total gross profit	—	55,995	6,776	—	62,771

General and administrative expenses	364	27,320	3,638	—	31,322
Amortization of intangibles	—	583	—	—	583

Operating income (loss)	(364)	28,092	3,138	—	30,866

Interest expense, net	14,270	(300)	(25)	—	13,945
Other, net	—	881	—	—	881

Income (loss) before income taxes	(14,634)	27,511	3,163	—	16,040
Provision (benefit) for income taxes	(5,122)	11,979	—	—	6,857

Income (loss) before equity earnings	(9,512)	15,532	3,163	—	9,183
Equity earnings in subsidiaries	(18,695)	—	—	18,695	—

Net income (loss)	$9,183	$15,532	$3,163	$(18,695)	$9,183

	Three Months Ended March 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$250,289	$23,988	$(2,384)	$271,893
Total cost of services	—	193,122	19,435	(2,384)	210,173

Total gross profit	—	57,167	4,553	—	61,720

General and administrative expenses	103	30,424	1,511	—	32,038
Amortization of intangibles	—	850	—	—	850

Operating income (loss)	(103)	25,893	3,042	—	28,832

Interest expense, net	13,937	(8)	(10)	—	13,919
Other, net	—	821	—	—	821

Income (loss) before income taxes	(14,040)	25,080	3,052	—	14,092
Provision (benefit) for income taxes	(4,914)	10,833	—	—	5,919

Income (loss) before equity earnings	(9,126)	14,247	3,052	—	8,173
Equity earnings in subsidiaries	(17,299)	—	—	17,299	—

Net income (loss)	$8,173	$14,247	$3,052	$(17,299)	$8,173

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows:

	Three Months Ended March 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(8,543)	$27,355	$2,937	$—	$21,749

Investing Activities:
Purchases of property, equipment, and other assets	—	(12,501)	(271)	—	(12,772)
Acquisitions, net of cash acquired	—	(5,510)	—	—	(5,510)
Increase in restricted short-term investments	—	—	(210)	—	(210)
Proceeds from the licensing of internally-developed software	—	85	—	—	85

Net cash used in investing activities	—	(17,926)	(481)	—	(18,407)

Financing Activities:
Repayments of debt	(1,004)	(172)	—	—	(1,176)
Distributions to minority interests	—	(279)	—	—	(279)
Payment of deferred financing costs	(28)	—	—	—	(28)
Contribution from issuance of common stock by parent	21	—	—	—	21
Intercompany, net	9,554	(9,447)	(107)	—	—
Receipt (payment) of equity distributions	—	2,795	(2,795)	—	—

Net cash provided by (used in) financing activities	8,543	(7,103)	(2,902)	—	(1,462)

Net Increase (Decrease) in Cash and Cash Equivalents	—	2,326	(446)	—	1,880
Cash and Cash Equivalents, beginning of period	—	53,468	7,851	—	61,319

Cash and Cash Equivalents, end of period	$—	$55,794	$7,405	$—	$63,199

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties, and assumptions, including the risks, uncertainties, and assumptions described in our Form 10-K for the year ended December 31, 2004. In light of these risks, uncertainties, and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report.

Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. This discussion and analysis should be read in conjunction with our consolidated financial statements.

Executive Summary

During the first quarter of 2005, due primarily to increased volumes from our Health Services segment, we achieved revenue and earnings growth as compared to the same quarter in 2004. We achieved overall revenue growth of 1.6% due to growth in our Health Services business segment, which was partially offset by declines in the revenue in our Network Services and Care Management Services business segments. Our Health Services segment grew primarily due to increased visits to our centers and increases in our ancillary services. Revenue in our Network Services segment decreased primarily due to lower comparative group health, workers’ compensation bill review volumes and increased price competition in those areas of our business. Additionally, changes made to the workers’ compensation fee schedule in the State of California in early 2004 negatively affected our Network Services’ revenue in the first quarter of 2005 as compared to the first quarter of 2004. Revenue in our Care Management Services segment continued to decline in the first quarter of 2005 due in part to the effects of past declines in the national employment rate and the related decline in the number of workplace injuries. Additionally, we experienced revenue declines in our independent medical exams and to a lesser extent in our case management services associated with the reduction of services provided to unprofitable accounts and due to client referral volume decreases due to the effects of our continuing consolidation of operations and increased competition on a regional and local level.

Our Health Services and Network Services business segments provide higher gross and operating margins than does our Care Management Services business segment. Our overall gross profit increased 1.7% for the first quarter of 2005 from the first quarter of 2004 while the gross profit margin remained at 22.7% for the first quarter of both years. The increase in the gross profit was primarily due to growth in our Health Services and Care Management Services segments, partially offset by a decrease in our Network Services segment. In the first quarter of 2005, our Network Services margins decreased as compared to the prior year primarily due to the effects of the California fee schedule change and due to decreases in volumes related to our higher margin workers’ compensation preferred providers organization services. While we will continue to seek measures that will minimize our costs of doing business, in future periods our growth in operating earnings may become increasingly dependent on our ability to increase revenue.

During the first quarter of 2005, we continued our focus on working capital management and on reducing our overall cost of indebtedness. We provided $21.7 million in cash flow from operating activities in the first three months of 2005, which was primarily a result of our positive operating results. Additionally, we reduced our days sales outstanding on accounts receivable (“DSO”) to 58 days as compared to 60 days at the same time in the prior year.

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

Through our Health Services segment we treat workplace injuries and perform other occupational healthcare services. Our services at these centers are performed by affiliated primary care physicians, as well as affiliated physical therapists, nurses, and other healthcare providers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment, and management of work-related injuries and illnesses. Health Services also provides non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations, and other related programs. To meet the requirements of large employers whose workforce extends beyond the geographic coverage available to our centers, we have also developed a network of select occupational healthcare providers that use our proprietary technology to benchmark treatment methodologies and outcomes achieved.

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

Our Care Management Services segment offers services designed to monitor cases and facilitate the return to work of injured employees who have been out of work for an extended period of time due primarily to a work-related illness or injury. We provide these services through field case management, telephonic case management, independent medical examinations, and utilization management. These services also concentrate on monitoring the timing and appropriateness of medical care.

The following table provides certain information concerning our occupational healthcare centers:

	Three Months Ended March 31, 2005	Year Ended December 31,
		2004	2003
Centers at the end of the period(1)	266	257	250
Centers acquired during the period(2)	7	7	6
Centers developed during the period	2	—	—

(1)	Does not include the centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.
(2)	Represents centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period. We acquired five centers, three centers and six centers that were subsequently consolidated into existing centers during the three months ended March 31, 2005 and the years ended December 31, 2004 and 2003, respectively.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

The following tables provides the results of operations for three months ended March 31, 2005 and 2004 ($ in millions):

	Three Months Ended March 31,		Change
	2005	2004	$	%
Revenue:
Health Services	$154.6	$134.3	$20.3	15.1%
Network Services	67.9	73.0	(5.1)	(7.1)%
Care Management Services	53.9	64.6	(10.7)	(16.6)%

Total revenue	$276.4	$271.9	$4.5	1.6%

Cost of services:
Health Services	$128.2	$111.5	$16.7	15.0%
Network Services	40.4	41.6	(1.2)	(2.7)%
Care Management Services	45.0	57.1	(12.1)	(21.3)%

Total cost of services	$213.6	$210.2	$3.4	1.6%

Gross profit:
Health Services	$26.4	$22.8	$3.6	16.0%
Network Services	27.5	31.4	(3.9)	(12.9)%
Care Management Services	8.9	7.5	1.4	19.4%

Total gross profit	$62.8	$61.7	$1.1	1.7%

Gross profit margin:
Health Services	17.1%	17.0%		0.1%
Network Services	40.4%	43.1%		(2.7)%
Care Management Services	16.6%	11.6%		5.0%

Total gross profit margin	22.7%	22.7%		0.0%

Revenue

The increase in revenue in the first quarter of 2005 was due to growth in our Health Services business, partially offset by decreased volumes in our Network Services and Care Management Services businesses. Total contractual allowances offset against revenue during the quarters ended March 31, 2005 and 2004 were $20.1 million and $18.5 million, respectively. The increase was primarily due to revenue growth in our Health Services business.

Health Services. Health Services’ revenue increased primarily due to growth in visits to our centers. Increases in ancillary services, which include our managed pharmacy prescription program and laboratory services, also contributed to this segment’s revenue growth. The number of total patient visits per day to our centers in the first quarter of 2005 increased 12.1% as compared to the first quarter of 2004 and increased 5.7% on a same-center basis. Our “same-center” comparisons represent all centers that Health Services has operated for the previous two full years and includes the effects of any centers acquired and subsequently consolidated into existing centers. The increase in same-center visits for the first quarter of 2005 relates primarily to increases in non-injury and non-illness related visits, which increased 7.0% on a same-center basis. We believe these trends are a result of the improving national employment trends during 2004 and the first quarter of 2005, as well as the efforts of our sales and account management teams.

For the first quarters of 2005 and 2004, Health Services derived 71.0% and 71.7%, respectively, of its comparable same-center net revenue from the treatment of work-related injuries and illnesses, and 29.0% and 28.3%, respectively, of its net revenue from non-injury and non-illness related medical services. Excluding on-site and ancillary services, injury-related visits constituted 47.0% and 48.7% of same-center visits in the first quarters of 2005 and 2004, respectively. On a same-center basis, average revenue per visit increased 1.3% in the first quarter of 2005 as compared to the same quarter of the prior year, primarily due to increases in the average prices charged for our services. Same-center revenue was $127.9 million and $120.0 million for the first three months of 2005 and 2004, respectively, while revenue from acquired and developed centers and ancillary services was $26.7 million and $14.3 million for the same respective periods.

Network Services. The segment’s revenue decreased primarily due to lower billings for services we provide to payors of workers’ compensation and group health insurance. As compared to the first quarter of 2004, revenue from our workers’ compensation-based provider bill repricing and review services decreased by $4.8 million from the first quarter of 2005, while revenue from our group health portion of Network Services decreased by $0.6 million from the first quarter of 2005. Workers’ compensation fee schedule changes enacted in early 2004 in the State of California mitigated the growth for our network services in 2005 compared to 2004. We believe these changes reduced our revenue growth by approximately $3.3 million during the first quarter of 2005. Since these fee schedule changes were enacted in early 2004, we believe that the majority of this year-over-year effect on revenue during 2005 was incurred in the first quarter of this year and will have less of an effect on future quarters. We have also experienced a decline in our revenue from workers’ compensation preferred provider services, primarily due to price competition in certain states where we offer our services. Growth in the group health portion of our Network Services segment will be offset beginning in the late spring of 2005 based on the loss of the revenue from a customer account that provided us approximately $19.7 million in revenue during 2004. While we believe we will continue to add new customer accounts and bill volumes in the Network Services segment of our business during 2005, we currently believe that our revenue from this segment may be lower than that achieved during 2004.

Care Management Services. Revenue for our Care Management Services segment decreased due to lower billings that were due primarily to referral declines in our case management and independent medical exams services.

Like our other business segments, we provide a majority of our care management services to clients in the workers’ compensation market. We have experienced declines in referral trends that we believe primarily relate to the overall drop in nationwide employment that occurred in 2002 and 2003 and the related rates of workplace injuries that have become longer-term disability cases. In addition to these economic effects, we believe the continuing declines in our Care Management Services revenue levels have also been due to increased regional and local competition and a potential reduction in the reliance by insurers on these types of services, as well as to the effects of our continuing consolidation of operations. During 2004, we also increased our emphasis on reducing our level of concentration in service areas and with certain accounts that were unprofitable. While, for these reasons, we currently anticipate that during 2005 we will continue to experience decreases in our revenue from this segment as compared to the prior year, we currently believe that our reorganization efforts will result in a stabilization of this portion of our business and a return to modest levels of growth during future years.

Cost of Services

Total cost of services increased due to higher expenses in Health Services, partially offset by decreased costs in Network Services and Care Management Services. The increases in expenses relate primarily to an increase in the number of visits to our health centers and the corresponding increase in staffing levels and other related costs of operations. Additionally, Health Services’ professional liability insurance expense increased from the prior year. The decreased expenses in Network Services relates primarily to lower business volumes in our workers’ compensation-based provider bill repricing and review services. The decrease in expenses in our Care Management Services business segment relates primarily to decreased personnel headcounts from cost reduction initiatives and continued focus on expense management.

Gross Profit

We reported an increase in our gross profit in the first quarter of 2005 from the first quarter of 2004, due primarily to growth in our Health Services segment, which was complemented by an increase in the gross profit of our Care Management Services segment. Our overall gross profit margin remained steady at 22.7%. The factor contributing to these trends are further described for each of our segments below.

Health Services. The primary factors contributing to Health Services’ gross profit increase were higher visits, increased revenue per visit and increases in ancillary services. Additionally, the fixed nature of expenses for our existing center facilities was a factor in the slight increase in the gross profit margin.

Network Services. Network Services’ gross profit and gross profit margin decreased in the first quarter of 2005 from the first quarter of 2004 primarily due to decline in revenue, partially offset by a decrease in expenses. Our gross profitability from this segment was also affected by a decrease in our revenue from our higher-margin workers’ compensation preferred provider organization services and due to the effects of the California fee schedule change. In coming quarters, we believe that our gross margin percentage for these services will continue to decrease slightly due to the fact that our newer workers’ compensation clients and bill volumes have generally related to our relatively lower margin bill review services and to decreases in the revenue from the loss of a significant customer account described above.

Care Management Services. The increase in our gross profit and gross profit margins for our Care Management Services segment were due primarily to cost reduction initiatives and secondarily due to an emphasis on seeking to reduce our concentration in service areas and with certain accounts that have been unprofitable. During the second half of last year we undertook reorganization efforts that sought improvements in the cost structure of this segment. We also refocused our emphasis towards increasing our overall profitability by reducing the amount of our services in less profitable portions of our care management services and in seeking increases in the overall pricing levels. These factors contributed to our increase in gross profitability during the first quarter of 2005 and we currently believe they will contribute to a stabilization or modest growth in the gross profitability of this segment during the remainder of this year.

General and Administrative Expenses

General and administrative expenses decreased 2.2% in the first quarter of 2005 to $31.3 million from $32.0 million in the first quarter of 2004, or 11.3% and 11.8% as a percentage of revenue for the first quarters of 2005 and 2004, respectively. The decrease in general and administrative expenses during 2005 was primarily due to decreased costs associated with our insurance programs and reduced depreciation expense. The cost decreases were partially offset by increases in personnel costs and contract labor.

Interest Expense, Net

Interest expense remained at $13.9 million for the first three months of 2005 and 2004 despite an increase in our total debt. The redemption of our 13% senior subordinated notes in June and August 2004 partially offset the issuance of the 9 1/8% senior subordinated notes in June 2004. Additionally, the interest rate under the current credit facility is lower than that under the previous credit facility. As of March 31, 2005, approximately 54.3% of our debt contained floating rates. Rising interest rates would negatively impact our results. See “Liquidity and Capital Resources” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Provision for Income Taxes

We recorded tax provisions of $6.9 million and $5.9 million in the first quarters of 2005 and 2004, respectively, which reflected effective tax rates of 42.7% and 42.0%, respectively. The 2005 effective rate differed from the statutory rate primarily due to the impact of state income taxes and other permanent differences. The 2004 effective rate differed from the statutory rate primarily due to the impact of state income taxes, the release of the deferred income tax valuation allowance, and other permanent differences. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate in the last three quarters of 2005.

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

We acquired seven occupational healthcare centers in the first quarter of 2005. We currently believe we will consummate several additional acquisitions of centers in small transactions in our Health Services segment during the last three quarters of 2005.

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenue, and expenses. Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We base these determinations upon the best information available to us during the period in which we are accounting for our results. Our estimates and assumptions could change materially as conditions within and beyond our control change or as further information becomes available. Further, these estimates and assumptions are affected by management’s application of accounting policies. Changes in our estimates are recorded in the period the change occurs. We described our most significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating reported financial results, in our 2004 Form 10-K. Those policies continue to be our most critical accounting policies for the period covered by this filing.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard No. (“SFAS”) 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 (“SFAS 153”), which is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. SFAS 153 amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not anticipate any material financial impact on our financial statements upon our adoption of this statement.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). This statement requires companies to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123R eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, that we currently use. This statement was effective for public companies for fiscal periods beginning after June 15, 2005 and for nonpublic companies for fiscal years beginning after December 15, 2005. In April 2005, the Securities and Exchange Commission announced a deferral of the effective date of SFAS 123R for calendar year companies until the beginning of 2006. Therefore, this statement is effective for us beginning in the first quarter of 2006. SFAS 123R offers alternate methods of adopting this standard. We have not yet determined which alternative we will use or the resulting impact on our consolidated financial position, results of operations, or cash flows of applying the provisions of SFAS 123R.

Liquidity and Capital Resources

Because the majority of our debt maturities do not commence until 2009 and our current level of cash provided by operating activities exceeds our currently anticipated capital expenditures, occupational healthcare center acquisitions, and principal repayment requirements, we currently believe that our cash balances, the cash flow generated from operations, and our borrowing capacity under our revolving credit facility will be sufficient to provide for our liquidity needs over the next two years. Although we currently anticipate achieving the financial covenant requirements of our senior credit facility, our ability to be in compliance with the increasingly restrictive ratios depends on our ability to increase cash flows over current levels. If we are confronted by adverse business conditions during the coming two years and our cash flows decline, we could face more immediate pressures on our liquidity that might necessitate us taking actions to amend or refinance our senior indebtedness.

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

Cash Flows from Operating Activities. Cash flows from operating activities provided $21.2 million for the three months ended March 31, 2005 and used $1.7 million for the three months ended March 31, 2004. The increase in cash flows from operating activities in the first quarter of 2005 from the first quarter of 2004 was primarily a result of favorable changes in working capital. During the first three months of 2005, $2.5 million of cash was provided by changes in working capital, related to increased accounts payable and accrued liabilities of $9.6 million, partially offset by increased accounts receivable of $3.7 million and increased prepaid expenses and other assets of $3.4 million. We typically use more cash for accounts receivable in the first quarter due primarily to the seasonality and corresponding revenue increase of our workers’ compensation related businesses. Accounts payable and accrued expenses and prepaid expenses and other assets decreased due to the timing of certain payments, including payment of taxes. During the first quarter of 2004, $21.1 million of cash was used by changes in working capital, related to decreased accounts payable and accrued liabilities of $18.6 million and increased accounts receivable of $9.7 million, partially offset by decreased prepaid expenses and other assets of $7.2 million. Accounts receivable increased due primarily to the first quarter seasonality and corresponding revenue increase of our workers’ compensation related businesses. Accounts payable and accrued expenses and prepaid expenses and other assets decreased due to the timing of certain payments, including payment of accrued interest on our debt, the payment of annual incentive bonuses, and taxes.

One of our financial objectives is to minimize the amount of net working capital necessary for us to operate. We believe that through these efforts, we may be able to generally reduce our overall borrowing requirements. Accordingly, we periodically strive to improve the speed at which we collect our accounts receivable and to maximize the duration of our accounts payable. Our DSO on accounts receivable was 58 days at March 31, 2005, as compared to 60 days as of March 31, 2004. We calculated DSO based on accounts receivable, net of allowances, divided by the average revenue per day for the prior three months. The decrease in the DSO in the first quarter of 2005 from the first quarter of 2004 was primarily due to increased allowances on accounts receivable.

Cash Flows from Investing Activities. In the first quarter of 2005, we used net cash of $5.5 million in connection with acquisitions and $12.8 to purchase property, equipment, and other assets, consisting primarily of new computer hardware, software technology, and leasehold improvements. In the first quarter of 2004, we used net cash of $5.3 million to purchase property, equipment, and other assets, consisting primarily of new computer hardware and software technology.

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

Cash Flows from Financing Activities. Cash flows used in financing activities in the first quarter of 2005 of $1.5 million were primarily due to payments on debt of $1.2 million and distributions to minority interests of $0.3 million. Cash flows used in financing activities in the first quarter of 2004 of $2.5 million were primarily due to payments on debt of $2.4 million.

As necessary, we make short-term borrowings under our credit facility for working capital and other purposes. Given the timing of our expenditures for payroll, interest payments, acquisitions, and other significant outlays, our level of borrowing under our revolving credit facility can vary substantially throughout the course of an operating period. During 2004 and the first quarter of 2005, we had no borrowings under our revolving credit facility.

Our credit facility requires us to satisfy certain financial covenant ratio requirements including leverage ratios, interest coverage ratios, and fixed charge coverage ratios. In the first quarter of 2005, we were in compliance with our covenants, including our financial covenant ratio tests. The leverage ratio and interest coverage ratio requirements for the quarter ended March 31, 2005, were 5.25 to 1.00 and 2.45 to 1.00, respectively. The leverage ratio and the interest coverage ratio requirements become increasingly more restrictive in future quarters through the first quarter of 2009 and the fourth quarter of 2008, respectively. Although we currently anticipate achieving these required covenant levels, our ability to be in compliance with these more restrictive ratios will be dependent on our ability to increase cash flows over current levels. At March 31, 2005, we had no borrowings and $19.3 million of letters of credit outstanding under our $100.0 million revolving credit facility and $398.5 million in term loans outstanding under our term loan facility. Our total indebtedness outstanding was $733.6 million at March 31, 2005.

Our credit facility also contains prepayment requirements that occur based on certain net asset sales outside the ordinary course of business by us, from the proceeds of specified debt and equity issuances by us, and if we have excess cash flow, as defined in the agreement. We were not required to make any prepayments under the respective provisions in the first quarters of 2004 or 2005. However, because of our excess cash flow (as defined in the agreement) during 2004, we prepaid $30.1 million of our term loan during the second quarter of 2005. Further, based upon our financial projections, we anticipate that we may continue to be required to make prepayments in future periods.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Interest Rate Hedging Arrangements. In March 2005, we entered into a series of interest rate hedging arrangements. These arrangements will convert $80.0 million of variable rate debt to fixed rates and will expire over a three-year period ending March 31, 2008. We will recognize subsequent changes to the fair value of these hedging arrangements as assets or liabilities and will include any adjustments to the fair value in our income statement.

Other Considerations

Industry Developments. Recent litigation between healthcare providers and insurers has challenged the insurers’ claims adjudication practices and reimbursement decisions. We are a party to certain actions challenging the operation of our preferred provider network, including the discounts taken, and the accuracy of the bill review databases that we utilize. We do not believe that these actions, individually or in the aggregate, will result in a material adverse effect upon our financial position or results of operations.

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

CONCENTRA OPERATING CORPORATION

May 6, 2005	By:	/s/ Thomas E. Kiraly
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