Form 10-Q
period 2005-06-30
CONCENTRA OPERATING CORP
filed 2005-08-09
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

The registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation. As of August 1, 2005, there were 35,595,137 shares outstanding of Concentra Inc. common stock, none of which were publicly traded. Currently there is no established trading market for these shares.

CONCENTRA OPERATING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONCENTRA OPERATING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$58,819	$61,319
Restricted cash	2,422	1,250
Restricted short-term investments	702	—
Accounts receivable, net	178,798	175,294
Prepaid expenses and other current assets	36,097	32,011

Total current assets	276,838	269,874
Property and equipment, net	110,143	103,058
Goodwill and other intangible assets, net	454,842	449,698
Other assets	31,971	30,710

Total assets	$873,794	$853,340

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Revolving credit facility	$—	$—
Current portion of long-term debt	4,019	34,092
Accounts payable and accrued expenses	131,085	123,387

Total current liabilities	135,104	157,479
Long-term debt, net	698,560	700,112
Deferred income taxes and other liabilities	68,179	58,615
Fair value of economic hedges	793	—

Total liabilities	902,636	916,206
Stockholder’s equity:
Common stock	—	—
Paid-in capital	43,374	42,890
Accumulated deficit	(72,216)	(105,756)

Total stockholder’s equity (deficit)	(28,842)	(62,866)

Total liabilities and stockholder’s equity	$873,794	$853,340

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Health Services	$167,213	$144,750	$321,805	$279,007
Network Services	68,326	73,764	136,185	146,777
Care Management Services	51,375	62,936	103,853	125,819

Total revenue	286,914	281,450	561,843	551,603
Cost of services:
Health Services	134,575	115,450	262,758	226,943
Network Services	40,525	42,502	80,970	84,054
Care Management Services	44,598	55,071	88,119	110,476

Total cost of services	219,698	213,023	431,847	421,473

Total gross profit	67,216	68,427	129,996	130,130
General and administrative expenses	30,725	33,938	62,047	65,976
Amortization of intangibles	582	873	1,165	1,723
Gain on sale of assets	(1,426)	—	(1,426)	—

Operating income	37,335	33,616	68,210	62,431
Interest expense, net	13,170	14,060	27,115	27,979
Loss on change in fair value of economic hedges	793	—	793	—
Loss on early retirement of debt	—	11,815	—	11,815
Other, net	615	969	1,497	1,783

Income before income taxes	22,757	6,772	38,805	20,854
Provision (benefit) for income taxes	(878)	3,154	5,982	9,069

Income from continuing operations	23,635	3,618	32,823	11,785
Loss from discontinued operations	7	28	12	22

Net income	$23,628	$3,590	$32,811	$11,763

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2005	2004
Operating Activities:
Net income	$32,811	$11,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	17,546	20,754
Amortization of intangibles	1,165	1,723
Restricted stock amortization	729	595
Loss on change in fair value of economic hedges	793	—
Gain on sale of assets	(1,426)	—
Write-off of deferred financing costs	—	2,034
Write-off of fixed assets	355	175
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(3,601)	(14,422)
Prepaid expenses and other assets	(6,259)	8,735
Accounts payable and accrued expenses	16,928	11,435

Net cash provided by operating activities	59,041	42,792

Investing Activities:
Purchases of property, equipment, and other assets	(24,168)	(12,022)
Acquisitions, net of cash acquired	(5,677)	(3,067)
Proceeds from the sale of assets	800	—
Proceeds from the licensing of internally-developed software	85	—

Net cash used in investing activities	(28,960)	(15,089)

Financing Activities:
Borrowings (payments) under revolving credit facilities, net	—	—
Repayments of debt	(32,232)	(118,330)
Distributions to minority interests	(342)	(1,056)
Payment of deferred financing costs	(28)	(7,283)
Proceeds from the issuance of debt	—	222,850
Dividend to parent	—	(96,028)
Payment of early debt retirement costs	—	(9,781)
Contribution from issuance of common stock by parent	21	272

Net cash used in financing activities	(32,581)	(9,356)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,500)	18,347
Cash and Cash Equivalents, beginning of period	61,319	42,621

Cash and Cash Equivalents, end of period	$58,819	$60,968

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$25,331	$31,173
Income taxes paid, net	$3,196	$2,151
Liabilities and debt assumed in acquisitions	$467	$401
Noncash Investing and Financing Activities:
Capital lease obligations	$617	$153

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$23,628	$3,590	$32,811	$11,763
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(720)	(304)	(1,388)	(971)

Supplemental pro forma	$22,908	$3,286	$31,423	$10,792

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.6%	3.1%	3.6%	3.1%
Expected volatility	16.1%	17.7%	16.1%	17.7%
Expected dividend yield	—	—	—	—
Expected weighted average life of options in years	2.9	5.0	3.0	5.0

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

3. Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets is comprised of the following (in thousands):

	June 30, 2005	December 31, 2004
Amortized intangible assets, gross:
Customer contracts	$6,190	$6,190
Covenants not to compete	4,305	4,305
Customer lists	3,420	3,420
Servicing contracts	3,293	3,293
Licensing and royalty agreements	285	285

	17,493	17,493

Accumulated amortization of amortized intangible assets:
Customer contracts	(5,580)	(4,854)
Covenants not to compete	(4,002)	(3,729)
Customer lists	(3,419)	(3,416)
Servicing contracts	(1,207)	(1,043)
Licensing and royalty agreements	(285)	(285)

	(14,493)	(13,327)

Amortized intangible assets, net	3,000	4,166

Non-amortized intangible assets:
Goodwill	451,688	445,378
Trademarks	154	154

	$454,842	$449,698

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The change in the net carrying amount of amortized intangible assets is due to amortization. The net increase in goodwill is related to acquisitions.

The net carrying value of goodwill by operating segment is as follows (in thousands):

	June 30, 2005	December 31, 2004
Health Services	$256,720	$250,410
Network Services	184,902	184,902
Care Management Services	10,066	10,066

	$451,688	$445,378

Amortization expense for intangible assets with finite lives was $0.6 million and $0.9 million for the three months ended June 30, 2005 and 2004, respectively and $1.2 million and $1.7 million for the six months ended June 30, 2005 and 2004, respectively. Estimated amortization expense on intangible assets with finite lives for the five succeeding fiscal years ending December 31, is as follows (in millions): $2.0, $0.5, $0.4, $0.3, $0.3.

The Company completed its 2004 annual impairment tests of goodwill and determined that no impairment existed at July 1, 2004. The results of the July 1, 2004 impairment test indicated that the estimated fair value of Care Management Services exceeded its carrying amount by approximately 18% at that time. However, certain “triggering events” occurred in the third quarter of 2004 that indicated the need for an impairment review. The Company completed this impairment review and concluded that an impairment of its goodwill for the Care Management Services reporting unit had occurred. Accordingly, the Company recorded a $36.0 million impairment charge in the third quarter of 2004. The Company’s management is not aware of any “triggering events” subsequent to the last impairment review.

4. Revolving Credit Facility and Long-Term Debt

The Company’s long-term debt as of June 30, 2005, and December 31, 2005, consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Term loan due 2010	$367,481	$399,468
9 1/8% senior subordinated notes due 2012, net	153,140	153,006
9 1/2% senior subordinated notes due 2010, net	181,486	181,630
Other	472	100

	702,579	734,204
Less: Current maturities	(4,019)	(34,092)

Long-term debt, net	$698,560	$700,112

The Company had no revolving credit borrowings at June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, and December 31, 2004, accrued interest was $9.7 million for each period.

Credit Facility

The Company has a credit agreement (the “Credit Facility”) with a consortium of banks, consisting of a $401.5 million term loan facility (the “Term Loan”), and a $100.0 million revolving loan facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility and Term Loan bear interest, at the Company’s option, at either (1) the Alternate Base Rate (“ABR”), as defined, plus a margin initially equal to 2.25% for the loans under the Revolving Credit Facility and 1.50% for the Term Loan or (2) the reserve-adjusted Eurodollar rate plus a margin initially equal to 3.25% for the loans under the Revolving Credit Facility and 2.50% for the Term Loan. The margins for borrowings under the Revolving Credit Facility are subject to reduction based on changes in the Company’s leverage ratios and certain other performance criteria. The Term Loan matures on June 30, 2010, and requires quarterly principal

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

payments of $1.0 million through June 30, 2009, $57.2 million for each of the following two quarters, $114.4 million on March 31, 2010 and any remaining balance due on June 30, 2010. The Revolving Credit Facility provides for borrowing up to $100.0 million and matures on August 13, 2008. At June 30, 2005, the Company had $19.6 million of letters of credit outstanding and $80.4 million of additional revolving loan availability under its Credit Facility.

The Credit Facility contains certain financial compliance ratio tests. A failure to comply with these and other financial compliance ratios could cause an event of default under the Credit Facility that could result in an acceleration of the related indebtedness before the terms of that indebtedness otherwise require the Company to pay that indebtedness. Such an acceleration would also constitute an event of default under the indentures relating to the Company’s 9 1/8% senior subordinated notes and 9½% senior subordinated notes and could also result in an acceleration of the 9 1/8% senior subordinated notes and the 9½% senior subordinated notes before the indentures otherwise require the Company to pay the notes. The Credit Facility also contains prepayment requirements that would occur based on certain net asset sales outside the ordinary course of business by the Company, from the proceeds of specified debt and equity issuances by the Company and if the Company has excess cash flow, as defined in the agreement. The Company was not required to make prepayments under these provisions in 2004. However, because of its excess cash flow (as defined in the agreement) during 2004, the Company prepaid $30.1 million of its Term Loan during the second quarter of 2005. This prepayment amount is included in the current portion of long-term debt at December 31, 2004. Further, based upon its financial projections, management anticipates that the Company may continue to be required to make prepayments in future periods.

Economic Hedges

In March 2005, the Company entered into a series of economic hedges to reduce the effect of variable interest rate fluctuations on a portion of the Company’s Credit Facility. These economic hedges convert a total of $80.0 million of variable rate debt to fixed rates and expire over a three-year period ending March 2008. The Company will recognize subsequent changes to the fair value of these economic hedges as assets or liabilities and will include any adjustments to the fair value in its income statement.

The first of the economic hedging agreements has a notional amount of $20.0 million and expires March 2006. Under the terms of the agreement, the Company pays 3.8% to the counterparty and receives the three month LIBOR rate from the counterparty on the notional amount.

The second of the economic hedging agreements has a notional amount of $30.0 million and expires March 2007. Under the terms of the agreement, the Company pays a fixed rate to the counterparty and receives the three month LIBOR rate from the counterparty on the notional amount. The Company’s fixed rate was 3.1% at March 31, 2005 and increases each quarter to 4.8% at January 2, 2007.

The third of the economic hedging agreements has a notional amount of $30.0 million and expires March 2008. Under the terms of the agreement, the Company pays a fixed rate to the counterparty and receives the three month LIBOR rate from the counterparty on the notional amount. The Company’s fixed rate was 3.1% at March 31, 2005 and increases each quarter to 5.0% at December 31, 2007.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The 9½% senior subordinated notes are general unsecured indebtedness with semi-annual interest payments due on February 15 and August 15, commencing on February 15, 2004. These notes mature on August 15, 2010. At any time prior to August 15, 2006, the Company can redeem, with proceeds from new equity, up to 35% of the aggregate principal amount of the 9½% senior subordinated notes at a redemption price of 109.5% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date. Prior to August 15, 2007, the Company may redeem all, but not less than all, of the 9½% senior subordinated notes at a redemption price of 100.0% of the principal amount of the notes plus the applicable premium, as defined, and accrued and unpaid interest to the redemption date. The Company can also redeem all or part of the 9½% senior subordinated notes on or after August 15, 2007 at 104.8% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, with the redemption premium decreasing annually to 100.0% of the principal amount on August 15, 2009. Upon a change of control, as defined, each holder of the 9½% senior subordinated notes may require the Company to repurchase all or a portion of that holder’s notes at a purchase price of 101.0% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest.

Covenants

The 9 1/8% senior subordinated notes, 9½% senior subordinated notes and the Credit Facility are guaranteed on a joint and several basis by each and every current wholly-owned subsidiary, except for our wholly-owned captive insurance subsidiary, the results of which are consolidated in the results of the Company. These guarantees are full and unconditional. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9 1/8% senior subordinated notes or the 9½% senior subordinated notes. For financial information on guarantor and non-guarantor subsidiaries, see “Note 9. Condensed Consolidating Financial Information.”

The Credit Facility, the 9 1/8% senior subordinated notes and the 9½% senior subordinated notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company’s capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, cross default provisions with other indebtedness of the Company and Concentra Holding, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, in the first half of 2005. The ratio tests under the Credit Facility become increasingly more restrictive for future quarters through the first quarter of 2009. The Company’s ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. The Company believes it will be in compliance with its covenants for the next twelve months.

In July 2005, the Company amended its Credit Facility to provide for an increase in the authorized levels of acquisitions by $20.0 million per each year of the agreement. Additionally, the Company may apply one-half of the unused balance from a prior year as an increase to the available amount for an immediately subsequent year.

The Company’s fair value of the Company’s long-term debt consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Term loan due 2010	$371,155	$403,463
9 1/8% senior subordinated notes due 2012, net	162,328	172,897
9½% senior subordinated notes due 2010, net	193,283	205,242

The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

5. Discontinued Operations

Due primarily to recent operating performance, the Company’s management determined that it should sell or close its operations for its Canadian field case management services. Accordingly, it entered into substantive negotiations to sell these operations and commenced other regulatory approval activities necessary to the consummation of this sale in the second quarter of 2005. Accordingly, operating results for the Canadian field case management services are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. The Canadian field case management services were previously included in our Care Management Services segment. The following table summarizes the operating results of the Canadian field case management services that have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$1,676	$1,703	$3,114	$3,443
Cost of services	1,682	1,738	3,129	3,461

Gross loss	(6)	(35)	(15)	(18)

Other, net	5	8	4	15

Loss before income taxes	(11)	(43)	(19)	(33)
Benefit for income taxes	(4)	(15)	(7)	(11)

Loss from discontinued operations	$(7)	$(28)	$(12)	$(22)

The carrying amounts of major classes of the assets and liabilities for the discontinued operations in the consolidated balance sheet as of June 30, 2005 were as follows (in thousands):

ASSETS
Current assets:
Accounts receivable, net	$1,173
Prepaid expenses and other current assets	38

Total current assets	1,211

Property and equipment, net	14
Other assets	9

Total assets of discontinued operations	$1,234

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$734

Total liabilities of discontinued operations	$734

Net assets of discontinued operations	$500

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

6. IRS Audit

Various regulatory tax authorities periodically examine the Company and its subsidiaries’ income tax returns. In connection with the Internal Revenue Service (“IRS”) examination of the 1999, 2000, and 2001 federal income tax returns, during the second quarter of 2005 the Company resolved various issues raised by the IRS in the examination, and the IRS issued a final determination covering these resolved items. As a result, the Company recorded in the second quarter of 2005 a $10.2 million tax benefit to reduce previously accrued income tax liabilities. In late July 2005, the Company received the revenue agent’s report for the audits of the 1999, 2000, and 2001 tax years that resolved additional issues raised by the IRS during its examinations. Because these additional issues were not finalized until the receipt of the revenue agent’s report, the Company expects to record a $7.6 million benefit in the third quarter of 2005 related to these resolved issues.

The Company establishes reserves for income tax when, despite the belief that our tax positions are fully supportable, there remain certain positions that are probable to be challenged and possibly disallowed by various authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest as considered appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. The Company believes it has adequately provided for the reasonably foreseeable outcome related to examinations by taxing authorities. Management believes that the ultimate resolution of potential tax adjustments and contingencies will not have a material adverse effect on the Company’s financial condition, annual results of operations or cash flows.

7. Changes in Stockholder’s Equity

Stockholder’s Equity increased primarily as a result of the Company’s 2005 net income of $32.8 million that decreased the accumulated deficit. The Company’s paid-in capital increased in 2005 on a year-to-date basis primarily due to $0.4 million of tax benefits from Concentra Holding.

8. Segment Information

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

The Company’s unaudited financial data on a segment basis was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Health Services	$167,213	$144,750	$321,805	$279,007
Network Services	68,326	73,764	136,185	146,777
Care Management Services	51,375	62,936	103,853	125,819

	286,914	281,450	561,843	551,603

Gross profit:
Health Services	32,638	29,300	59,047	52,064
Network Services	27,801	31,262	55,215	62,723
Care Management Services	6,777	7,865	15,734	15,343

	67,216	68,427	129,996	130,130

Operating income (loss):
Health Services	23,918	21,261	41,915	36,028
Network Services	18,539	21,597	35,754	42,445
Care Management Services	4,352	880	8,839	929
Corporate general and administrative expenses	(9,474)	(10,122)	(18,298)	(16,971)

	37,335	33,616	68,210	62,431

Interest expense, net	13,170	14,060	27,115	27,979
Loss on change in fair value of economic hedges	793	—	793	—
Loss on early retirement of debt	—	11,815	—	11,815
Other, net	615	969	1,497	1,783

Income before income taxes	22,757	6,772	38,805	20,854
Provision (benefit) for income taxes	(878)	3,154	5,982	9,069

Income from continuing operations	23,635	3,618	32,823	11,785
Loss from discontinued operations	7	28	12	22

Net income	$23,628	$3,590	$32,811	$11,763

9. Condensed Consolidating Financial Information

As discussed in “Note 4. Revolving Credit Facility and Long-Term Debt,” the 9 1/8% senior subordinated notes, 9½% senior subordinated notes and the Credit Facility are guaranteed by each and every current wholly-owned subsidiary, except for our wholly-owned captive insurance subsidiary. Additionally, the Credit Facility is secured by a pledge of stock and assets of each and every wholly-owned subsidiary. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9 1/8% senior subordinated notes or the 9½% senior subordinated notes. Presented below are condensed consolidating balance sheets as of June 30, 2005 and December 31, 2004, the condensed consolidating statements of operations for the three months and six months ended June 30, 2005 and 2004, and the condensed consolidating statements of cash flows for the six months ended June 30, 2005 and 2004 of Concentra Operating (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

Investments in subsidiaries are accounted for using the equity method of accounting. The financial information for the Guarantor and Non-Guarantor subsidiaries are each presented on a combined basis. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. Intercompany management fees of $1.1 million and $2.4 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the three months and six months ended June 30, 2005, respectively, and intercompany management fees of $1.3 million and $2.5 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the three

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

months and six months ended June 30, 2004, respectively. These amounts are reflected as a reduction of general and administrative expenses for the Guarantor Subsidiaries. Separate financial statements for the Guarantor and Non-Guarantor Subsidiaries are not presented because management believes such financial statements would not be meaningful to investors. All information in the tables below is presented in thousands.

Condensed Consolidating Balance Sheets:

	As of June 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$50,275	$8,544	$—	$58,819
Restricted cash	—	—	2,422	—	2,422
Restricted short-term investments	—	—	702	—	702
Accounts receivable, net	—	161,413	17,385	—	178,798
Prepaid expenses and other current assets	43	35,090	964	—	36,097

Total current assets	43	246,778	30,017	—	276,838
Investment in subsidiaries	874,537	35,491	—	(910,028)	—
Property and equipment, net	—	103,485	6,658	—	110,143
Goodwill and other intangible assets, net	—	429,573	25,269	—	454,842
Other assets	44,355	(12,879)	495	—	31,971

Total assets	$918,935	$802,448	$62,439	$(910,028)	$873,794

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	3,712	307	—	—	4,019
Accounts payable and accrued expenses	10,383	111,696	9,006	—	131,085

Total current liabilities	14,095	112,003	9,006	—	135,104
Long-term debt, net	698,394	166	—	—	698,560
Deferred income taxes and other liabilities	—	48,887	65	19,227	68,179
Fair value of economic hedges	793	—	—	—	793
Intercompany	234,495	(233,145)	(1,350)	—	—

Total liabilities	947,777	(72,089)	7,721	19,227	902,636
Stockholder’s equity	(28,842)	874,537	54,718	(929,255)	(28,842)

Total liabilities and stockholder’s equity	$918,935	$802,448	$62,439	$(910,028)	$873,794

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	As of December 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$53,468	$7,851	$—	$61,319
Restricted cash	—	—	1,250	—	1,250
Accounts receivable, net	—	159,995	15,299	—	175,294
Prepaid expenses and other current assets	88	30,957	966	—	32,011

Total current assets	88	244,420	25,366	—	269,874
Investment in subsidiaries	822,648	33,055	—	(855,703)	—
Property and equipment, net	—	96,387	6,671	—	103,058
Goodwill and other intangible assets, net	—	424,429	25,269	—	449,698
Other assets	34,363	(1,884)	(1,769)	—	30,710

Total assets	$857,099	$796,407	$55,537	$(855,703)	$853,340

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	34,070	22	—	—	34,092
Accounts payable and accrued expenses	10,832	106,071	6,484	—	123,387

Total current liabilities	44,902	106,093	6,484	—	157,479
Long-term debt, net	700,034	78	—	—	700,112
Deferred income taxes and other liabilities	—	40,217	—	18,398	58,615
Intercompany	175,029	(172,629)	(2,400)	—	—

Total liabilities	919,965	(26,241)	4,084	18,398	916,206
Stockholder’s equity	(62,866)	822,648	51,453	(874,101)	(62,866)

Total liabilities and stockholder’s equity	$857,099	$796,407	$55,537	$(855,703)	$853,340

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statements of Operations:

	Three Months Ended June 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$257,452	$26,621	$2,841	$286,914
Total cost of services	—	197,634	19,223	2,841	219,698

Total gross profit	—	59,818	7,398	—	67,216
General and administrative expenses	365	26,871	3,489	—	30,725
Amortization of intangibles	—	582	—	—	582
Gain on sale of assets	—	(1,426)	—	—	(1,426)

Operating income (loss)	(365)	33,791	3,909	—	37,335
Interest expense, net	13,541	(342)	(29)	—	13,170
Loss on change in fair value of economic hedges	793	—	—	—	793
Other, net	—	615	—	—	615

Income (loss) before income taxes	(14,699)	33,518	3,938	—	22,757
Provision (benefit) for income taxes	(5,145)	4,267	—	—	(878)

Income (loss) before equity earnings	(9,554)	29,251	3,938	—	23,635
Equity earnings in subsidiaries	(33,182)	—	—	33,182	—

Income (loss) from continuing operations	23,628	29,251	3,938	(33,182)	23,635
Loss from discontinued operations	—	7	—	—	7

Net income (loss)	$23,628	$29,244	$3,938	$(33,182)	$23,628

	Three Months Ended June 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$258,400	$25,618	$(2,568)	$281,450
Total cost of services	—	195,083	20,508	(2,568)	213,023

Total gross profit	—	63,317	5,110	—	68,427
General and administrative expenses	502	31,642	1,794	—	33,938
Amortization of intangibles	—	873	—	—	873

Operating income (loss)	(502)	30,802	3,316	—	33,616
Interest expense, net	14,121	(45)	(16)	—	14,060
Loss on early retirement of debt	11,815	—	—	—	11,815
Other, net	15	954	—	—	969

Income (loss) before income taxes	(26,453)	29,893	3,332	—	6,772
Provision (benefit) for income taxes	(9,259)	12,413	—	—	3,154

Income (loss) before equity earnings	(17,194)	17,480	3,332	—	3,618
Equity earnings in subsidiaries	(20,784)	—	—	20,784	—

Income (loss) from continuing operations	3,590	17,480	3,332	(20,784)	3,618
Loss from discontinued operations	—	28	—	—	28

Net income (loss)	$3,590	$17,452	$3,332	$(20,784)	$3,590

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Six Months Ended June 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$509,480	$51,606	$757	$561,843
Total cost of services	—	393,658	37,432	757	431,847

Total gross profit	—	115,822	14,174	—	129,996
General and administrative expenses	729	54,191	7,127	—	62,047
Amortization of intangibles	—	1,165	—	—	1,165
Gain on sale of assets	—	(1,426)	—	—	(1,426)

Operating income (loss)	(729)	61,892	7,047	—	68,210
Interest expense, net	27,811	(642)	(54)	—	27,115
Loss on change in fair value of economic hedges	793	—	—	—	793
Other, net	—	1,497	—	—	1,497

Income (loss) before income taxes	(29,333)	61,037	7,101	—	38,805
Provision (benefit) for income taxes	(10,267)	16,249	—	—	5,982

Income (loss) before equity earnings	(19,066)	44,788	7,101	—	32,823
Equity earnings in subsidiaries	(51,877)	—	—	51,877	—

Income (loss) from continuing operations	32,811	44,788	7,101	(51,877)	32,823
Loss from discontinued operations	—	12	—	—	12

Net income (loss)	$32,811	$44,776	$7,101	$(51,877)	$32,811

	Six Months Ended June 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$506,949	$49,606	$(4,952)	$551,603
Total cost of services	—	386,482	39,943	(4,952)	421,473

Total gross profit	—	120,467	9,663	—	130,130
General and administrative expenses	605	62,066	3,305	—	65,976
Amortization of intangibles	—	1,723	—	—	1,723

Operating income (loss)	(605)	56,678	6,358	—	62,431
Interest expense, net	28,058	(53)	(26)	—	27,979
Loss on early retirement of debt	11,815	—	—	—	11,815
Other, net	15	1,768	—	—	1,783

Income (loss) before income taxes	(40,493)	54,963	6,384	—	20,854
Provision (benefit) for income taxes	(14,173)	23,242	—	—	9,069

Income (loss) before equity earnings	(26,320)	31,721	6,384	—	11,785
Equity earnings in subsidiaries	(38,083)	—	—	38,083	—

Income (loss) from continuing operations	11,763	31,721	6,384	(38,083)	11,785
Loss from discontinued operations	—	22	—	—	22

Net income (loss)	$11,763	$31,699	$6,384	$(38,083)	$11,763

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows:

	Six Months Ended June 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(27,472)	$79,919	$6,594	$—	$59,041

Investing Activities:
Purchases of property, equipment, and other assets	—	(23,318)	(850)	—	(24,168)
Acquisitions, net of cash acquired	—	(5,677)	—	—	(5,677)
Proceeds from the sale of assets	—	800	—	—	800
Proceeds from the licensing of internally-developed software	—	85	—	—	85

Net cash used in investing activities	—	(28,110)	(850)	—	(28,960)

Financing Activities:
Repayments of debt	(31,987)	(245)	—	—	(32,232)
Distributions to minority interests	—	(342)	—	—	(342)
Payment of deferred financing costs	(28)	—	—	—	(28)
Contribution from issuance of common stock by parent	21	—	—	—	21
Intercompany, net	59,466	(58,249)	(1,217)	—	—
Receipt (payment) of equity distributions	—	3,834	(3,834)	—	—

Net cash provided by (used in) financing activities	27,472	(55,002)	(5,051)	—	(32,581)

Net Increase (Decrease) in Cash and Cash Equivalents	—	(3,193)	693	—	(2,500)
Cash and Cash Equivalents, beginning of period	—	53,468	7,851	—	61,319

Cash and Cash Equivalents, end of period	$—	$50,275	$8,544	$—	$58,819

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Six Months Ended June 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(10,755)	$48,145	$5,402	$—	$42,792

Investing Activities:
Purchases of property, equipment and other assets	—	(11,805)	(217)	—	(12,022)
Acquisitions, net of cash acquired	—	(2,544)	(523)	—	(3,067)

Net cash used in investing activities	—	(14,349)	(740)	—	(15,089)

Financing Activities:
Repayments of debt	(116,772)	(1,558)	—	—	(118,330)
Distributions to minority interests	—	(1,056)	—	—	(1,056)
Payment of deferred financing costs	(7,283)	—	—	—	(7,283)
Proceeds from the issuance of debt	222,850	—	—	—	222,850
Dividend to parent	(96,028)	—	—	—	(96,028)
Payment of early debt retirement costs	(9,781)	—	—	—	(9,781)
Contribution from issuance of common stock by parent	272	—	—	—	272
Intercompany, net	46,869	(48,520)	1,651	—	—
Receipt (payment) of equity distributions	—	5,199	(5,199)	—	—

Net cash provided by (used in) financing activities	40,127	(45,935)	(3,548)	—	(9,356)

Net Increase (Decrease) in Cash and Cash Equivalents	29,372	(12,139)	1,114	—	18,347
Cash and Cash Equivalents, beginning of period	—	35,454	7,167	—	42,621

Cash and Cash Equivalents, end of period	$29,372	$23,315	$8,281	$—	$60,968

10. Subsequent Events

On August 3, 2005, the Company announced that it had entered into a definitive agreement to acquire Beech Street Corporation (“Beech Street”) for $165.0 million in cash consideration. Beech Street is one of the country’s leading preferred provider organizations and has approximately 400,000 physicians, 52,000 ancillary providers, and 3,800 acute care hospitals within its provider network. Beech Street is privately-held and had revenue for the twelve-month period ending June 30, 2005 of approximately $70.4 million. The Company anticipates funding this acquisition through the incurrence of additional senior term indebtedness in an amount similar to the purchase price, and believes it will close this acquisition late during the third quarter or early during the fourth quarter of this year. As part of this acquisition, the Company may elect to refinance its entire Credit Facility, which would result in the write-off of approximately $6.0 million of related, unamortized deferred financing fees. The Company currently intends to operate Beech Street within its Network Services segment and believes that in connection with the other group health and workers’ compensation services that it offers, Beech Street will offer it with opportunities to increase its rate of revenue growth within this business segment.

On August 8, 2005, the Company announced that it had entered into a definitive agreement to acquire all of the outstanding stock of Occupational Health + Rehabilitation Inc (“OH+R”) for an aggregate purchase price of approximately $48.6 million plus retained cash. OH+R is a publicly-held corporation that provides occupational health care services through 34 health centers located predominantly in the

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

northeastern United States. OH+R had revenue of approximately $58.2 million during the twelve-month period ending June 30, 2005. The Company anticipates funding this acquisition through the use of its unrestricted cash balances. The Company currently intends to integrate OH+R’s centers into its existing nationwide network of health centers. The Company believes that this acquisition will be consummated during the fourth quarter of this year.

The closings of both recently announced acquisitions are subject to further documentation, the satisfaction of pre-closing conditions, and the receipt of required approvals.

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

Executive Summary

During the second quarter and first half of 2005, due primarily to increased volumes from our Health Services segment, we achieved modest revenue growth as compared to the same periods in 2004. For the second quarter and first half of 2005, we achieved overall revenue growth of 1.9% from the same respective periods of 2004 due to growth in our Health Services business segment, which was partially offset by declines in the revenue in our Network Services and Care Management Services business segments. Our Health Services segment grew primarily due to increased visits to our centers and increases in our ancillary services. Revenue in our Network Services segment decreased primarily due to lower comparative group health and workers’ compensation bill review volumes, the loss of a significant group health customer, decreased workers’ compensation preferred provider organization (“PPO”) revenue and increased price competition in those areas of our business. Additionally, changes made to the workers’ compensation fee schedule in the State of California in early 2004 negatively affected our Network Services’ revenue in the first half of 2005 as compared to the first half of 2004. Revenue in our Care Management Services segment continued to decline in the second quarter and first half of 2005 due in part to the effects of past declines in the national employment rate and the related decline in the number of workplace injuries. Additionally, we experienced revenue declines in our independent medical exams and to a lesser extent in our case management services associated with the reduction of services provided to unprofitable accounts and due to client referral volume decreases resulting from the effects of our continuing consolidation of operations and increased competition on a regional and local level.

Our Health Services and Network Services business segments provide higher gross and operating margins than does our Care Management Services business segment. Our overall gross profit decreased 1.8% and 0.1%, respectively, for the second quarter and first two quarters of 2005 from the same periods in 2004. The gross profit margin decreased 0.9% for both the second quarter and the first half of 2005 from the prior year periods. The decrease in gross profit for the second quarter and year-to-date of 2005 as compared to the same periods in 2004 was primarily due to a decrease in the contribution from our Network Services segment, which was partially offset by growth in our Health Services segment. The decreases in the gross profit margin were primarily due to decreases in our Health Services and Network Services segments, partially offset by increases in our Care Management Services segment. In the first half of 2005, our Network Services margins decreased as compared to the prior year primarily due to the effects of the California fee schedule change and due to decreases in volumes related to our higher margin workers’ compensation preferred providers organization services. While we will continue to seek measures that will minimize our costs of doing business, in future periods our growth in operating earnings may become increasingly dependent on our ability to increase revenue.

During the second quarter of 2005, we continued our focus on working capital management and on reducing our overall cost of indebtedness. We provided $59.0 million in cash flow from operating activities in the first six months of 2005, which was primarily a result of our positive operating results. Additionally, we reduced our days sales outstanding on accounts receivable (“DSO”) to 57 days as compared to 60 days at the same time in the prior year.

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

Through our Health Services segment, we treat workplace injuries and perform other occupational healthcare services. Our services at these centers are performed by affiliated primary care physicians, as well as affiliated physical therapists, nurses, and other healthcare providers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment, and management of work-related injuries and illnesses. Health Services also provides non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations, and other related programs. To meet the requirements of large employers whose workforce extends beyond the geographic coverage available to our centers, we have also developed a network of select occupational healthcare providers that use our proprietary technology to benchmark treatment methodologies and outcomes achieved.

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

The following table provides certain information concerning our occupational healthcare centers:

	Six Months Ended June 30, 2005	Year Ended December 31,
		2004	2003
Centers at the end of the period(1)	268	257	250
Centers acquired during the period(2)	8	7	6
Centers developed during the period	3	—	—

(1)	Does not include the centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.
(2)	Represents centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period. We acquired five centers, three centers and six centers that were subsequently consolidated into existing centers during the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003, respectively.

Results of Operations for the Three Months and Six Months Ended June 30, 2005 and 2004

The following tables provides the results of operations for three months and six months ended June 30, 2005 and 2004 ($ in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2005	2004	$	%	2005	2004	$	%
Revenue:
Health Services	$167.2	$144.8	$22.4	15.5%	$321.8	$279.0	$42.8	15.3%
Network Services	68.3	73.8	(5.5)	(7.4%)	136.1	146.8	(10.7)	(7.2%)
Care Management Services	51.4	62.9	(11.5)	(18.4%)	103.9	125.8	(21.9)	(17.5%)

Total revenue	$286.9	$281.5	$5.4	1.9%	$561.8	$551.6	$10.2	1.9%

Cost of services:
Health Services	$134.6	$115.5	$19.1	16.6%	$262.8	$226.9	$35.9	15.8%
Network Services	40.5	42.5	(2.0)	(4.7%)	80.9	84.1	(3.2)	(3.7%)
Care Management Services	44.6	55.1	(10.5)	(19.0%)	88.1	110.5	(22.4)	(20.2%)

Total cost of services	$219.7	$213.1	$6.6	3.1%	$431.8	$421.5	$10.3	2.5%

Gross profit:
Health Services	$32.6	$29.3	$3.3	11.4%	$59.0	$52.1	$6.9	13.4%
Network Services	27.8	31.3	(3.5)	(11.1%)	55.2	62.7	(7.5)	(12.0%)
Care Management Services	6.8	7.8	(1.0)	(13.8%)	15.8	15.3	0.5	2.5%

Total gross profit	$67.2	$68.4	$(1.2)	(1.8%)	$130.0	$130.1	$(0.1)	(0.1%)

Gross profit margin:
Health Services	19.5%	20.2%		(0.7%)	18.3%	18.7%		(0.4%)
Network Services	40.7%	42.4%		(1.7%)	40.5%	42.7%		(2.2%)
Care Management Services	13.2%	12.5%		0.7%	15.2%	12.2%		3.0%

Total gross profit margin	23.4%	24.3%		(0.9%)	23.1%	23.6%		(0.5%)

Revenue

The increase in revenue for the second quarter and first half of 2005 was due to growth in our Health Services business, partially offset by decreased volumes in our Network Services and Care Management Services businesses. Total contractual allowances offset against revenue during the quarters ended June 30, 2005 and 2004 were $19.6 million and $18.8 million, respectively and were $39.6 million and $37.2 million for the first half of 2005 and 2004, respectively. The increases were primarily due to revenue growth in our Health Services business.

Health Services. Health Services’ revenue increased primarily due to growth in visits to our centers. Increases in ancillary services, which include our managed pharmacy prescription program and laboratory services, also contributed to this segment’s revenue growth. The number of total patient visits per day to our centers in the second quarter and first half of 2005 increased 11.4% and 11.7% as compared to the second quarter and first half of 2004, respectively, and increased 4.8% and 5.0%, respectively, on a same-center basis. Our “same-center” comparisons represent all centers that Health Services has operated for the previous two full years and includes the effects of any centers acquired and subsequently consolidated into existing centers. The increase in same-center visits for the second quarter and first two quarters of 2005 relates primarily to increases in non-injury and non-illness related visits. We believe these trends are a result of growth in national employment trends during 2004 and the first half of 2005, as well as the efforts of our sales and account management teams.

For the second quarters of 2005 and 2004, Health Services derived 70.1% and 71.3%, respectively, of its comparable same-center net revenue from the treatment of work-related injuries and illnesses, and 29.9% and 28.7%, respectively, of its net revenue from non-injury and non-illness related medical services. Excluding on-site and ancillary services, injury-related visits constituted 45.4% and 47.0% of same-center visits in the second quarters of 2005 and 2004, respectively. For the first six months of 2005 and 2004, Health Services derived 70.5% and 71.5%, respectively, of its comparable same-center net revenue from the treatment of work-related injuries and illnesses, and 29.5% and 28.5%, respectively, of its net revenue from non-injury and non-illness related medical services. Excluding on-site and ancillary services, injury-related visits constituted 46.2% and 47.8% of same-center visits in the first half of 2005 and 2004, respectively. On a same-center basis, average revenue per visit increased 1.7% and 1.5% in the second quarter and first half of 2005, respectively, as compared to the same periods of the prior year, primarily due to increases in the average prices charged for our services. Same-center revenue was $136.7 million and $128.3 million for the second quarter of 2005 and 2004, respectively, while revenue from acquired and developed centers and ancillary services was $30.5 million and $16.5 million for the same respective periods. Same-center revenue was $264.6 million and $248.3 million for the first six months of 2005 and 2004, respectively, while revenue from acquired and developed centers and ancillary services was $57.2 million and $30.7 million for the same respective periods.

Network Services. The segment’s revenue decreased primarily due to lower billings for services we provide to payors of workers’ compensation and group health insurance. As compared to the second quarter and first half of 2005, revenue from our workers’ compensation-based provider bill repricing and review services decreased by $3.8 million and $8.6 million, respectively, from the second quarter and first half of 2004. Revenue from our group health portion of Network Services decreased by $1.5 million and $2.1 million in the first three months and six months of 2005, respectively, from the same periods of 2004. Partially offsetting these decreases, increased revenue for our auto-based provider bill repricing and review services provided growth of $1.1 million and $0.8 million for the second quarter and first half of 2005 from the same respective periods of 2004.

Workers’ compensation fee schedule changes enacted in early 2004 in the State of California mitigated the growth for our network services in 2005 compared to 2004. We believe these changes reduced our revenue growth by approximately $1.0 million during the second quarter of 2005 and $4.3 million during the first half of 2005. Since these fee schedule changes were enacted in early 2004, we believe that the majority of this year-over-year effect on revenue during 2005 was incurred in the first half of this year and will have less of an effect on future quarters. We have also experienced a decline in our revenue from workers’ compensation preferred provider services, primarily due to price competition in certain states where we offer our services. Growth in the group health portion of our Network Services segment was offset beginning in the second quarter of 2005 based on the loss of the revenue from a customer account that provided us approximately $19.7 million in revenue during 2004. The revenue increase for our auto-based provider bill repricing and review services is due to a customer contract renewal in the second quarter of 2005, that included a retroactive rate increase to the beginning of the year with a first quarter 2005 bill rate increase amount of $1.4 million. While we believe we will continue to add new customer accounts and bill volumes in the Network Services segment of our business during 2005, we currently believe that our revenue from this segment may be lower than that achieved during 2004.

Care Management Services. Revenue for our Care Management Services segment decreased due to lower billings that resulted primarily from referral declines in our case management and independent medical exams services.

Like our other business segments, we provide a majority of our care management services to clients in the workers’ compensation market. We have experienced declines in referral trends that we believe primarily relate to the overall drop in nationwide employment that occurred in 2002 and 2003 and the related rates of workplace injuries that have become longer-term disability cases. In addition to these economic effects, we believe the continuing declines in our Care Management Services revenue levels have also been due to increased regional and local competition and a potential reduction in the reliance by insurers on these types of services, as well as to the effects of our continuing consolidation of operations. During the later part of 2004, we increased our emphasis on reducing our level of concentration in service areas and with certain accounts that were unprofitable. We also began strengthening the guidelines and oversight relating to our billing policies and practices for nurse case manager services and compensation. While, for these reasons, we currently anticipate that during the remainder of 2005 we will continue to experience decreases in our revenue from this segment as compared to the prior year, we currently believe that our reorganization efforts will result in a stabilization of this portion of our business and a return to modest levels of growth during future years.

Cost of Services

Total cost of services increased due to higher expenses in Health Services, partially offset by decreased costs in Network Services and Care Management Services. The increases in expenses relate primarily to an increase in the number of visits to our health centers and the corresponding increase in staffing levels and other related costs of operations. Additionally, Health Services has increased its expenses in the areas of sales, account management and other client services, and has experienced an increase in professional liability insurance costs as compared to the prior year. The decreased expenses in Network Services relates primarily to lower business volumes in our workers’ compensation-based provider bill repricing and review services. The decrease in expenses in our Care Management Services business segment relates primarily to decreased personnel headcounts from cost reduction initiatives and continued focus on expense management.

Gross Profit

We reported decreased gross profit in the second quarter and first half of 2005 from the same periods of 2004, primarily due to lower gross profit in our Network Services segment, partially offset by growth in our Health Services segment. Our overall gross profit margin decreased slightly for the quarter and on a year-to-date basis, primarily due to decreases for our Health Services and Network Services segments, partially offset by an increase for our Care Management Services Segment. The factor contributing to these trends are further described for each of our segments below.

Health Services. The primary factors contributing to Health Services’ gross profit increase were higher visits, increased revenue per visit and increases in ancillary services. The primary factors contributing to this segment’s gross profit and gross profit margin decreases relate to increased expenses for personnel costs and professional liability insurance expense.

Network Services. Network Services’ gross profit and gross profit margin decreased in the second quarter and first half of 2005 from the second quarter and first half of 2004 primarily due to decline in revenue, partially offset by a decrease in expenses. Our gross profitability from this segment was also affected by a decrease in our revenue from our higher-margin workers’ compensation preferred provider organization services and due to the effects of the California fee schedule change. In coming quarters, we believe that our gross margin percentage for these services will continue to decrease slightly due to the fact that our newer workers’ compensation clients and bill volumes have generally related to our relatively lower margin bill review services and to decreases in the revenue from the loss of a significant customer account described above.

Care Management Services. The decrease in the gross profit for our Care Management Services segment for the second quarter of 2005 from the second quarter of 2004 was due to revenue decreases in excess of cost reductions. The increase in our gross profit margins and year-to-date gross profit were due primarily to cost reduction initiatives and secondarily due to an emphasis on seeking to reduce our concentration in service areas and with certain accounts that have been unprofitable. During the second half of last year, we undertook reorganization efforts that sought improvements in the cost structure of this segment. We also refocused our emphasis towards increasing our overall profitability by reducing the amount of our services in less profitable portions of our care management services and in seeking increases in the overall pricing levels. These factors contributed to our increase in gross profitability during the second quarter and first half of 2005 and we currently believe they will contribute to a stabilization or modest growth in the gross profitability of this segment during the remainder of this year.

General and Administrative Expenses

General and administrative expenses decreased 9.5% in the second quarter of 2005 to $30.7 million from $33.9 million in the second quarter of 2004, or 10.7% and 12.1% as a percentage of revenue for the second quarters of 2005 and 2004, respectively. For the first six months of 2005, general and administrative expenses decreased $3.9 million, or 6.0%, to $62.0 million from $66.0 million in the first six months of 2004. The decrease in general and administrative expenses during 2005 was primarily due to reduced depreciation expense, which was partially offset by increases in personnel costs and legal expenses. Additionally, during the second quarter of 2004, we incurred $2.5 million in compensatory expenses in connection with our refinancing transaction.

Sale of Assets

Through an agreement with the State of Ohio Bureau of Worker’s Compensation, we provided medical management and cost containment services to Ohio employers and injured workers (“Ohio MCO”). In April 2005, we entered into an agreement with a third party to sell the assets of the Ohio MCO for $1.6 million. We recorded a gain on sale of assets of $1.4 million for the sale. We provided these services through our Care Management Services segment. Total revenue for the Ohio MCO was $2.6 million for 2004 and $0.6 million for year-to-date 2005.

Interest Expense, Net

Interest expense decreased $0.9 million in the second quarter of 2005 to $13.2 million from $14.1 million in the second quarter of 2004. For the first six months of 2005 and 2004, interest expense was $27.1 million and $28.0 million, respectively. Interest expense decreased primarily due to a decrease in our total debt despite higher interest rates on our credit facility. The redemption of our 13% senior subordinated notes in June and August 2004 partially offset the issuance of the 9 1/8% senior subordinated notes in June 2004. Rising market interest rates have caused interest rates under the current credit facility to be higher than those under the previous credit facility. As of June 30, 2005, approximately 52.3% of our debt contained floating rates. Rising interest rates would negatively impact our results. See “Liquidity and Capital Resources” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Economic Hedges

In the March 2005, we entered into a series of economic hedges to reduce the effect of variable interest rate fluctuations on a portion of our credit facility. These economic hedges convert a total of $80.0 million of variable rate debt to fixed rates and expire in various amounts over a three-year period ending March 2008. We recognize the changes in fair value of these economic hedges as assets and liabilities include any adjustments to the fair value each period in earnings. We recorded a loss of $0.8 million in the second quarter 2005, related to the change in the fair value of these economic hedges. The computation of gains and losses is based upon the change in the fair value of our economic hedges, which results in non-cash charges or credits to our earnings and does not impact cash flows from operations or operating income.

Early Retirement of Debt

We redeemed $114.9 million principal amount of our 13% senior subordinated notes in June 2004. We included $11.8 million of debt extinguishment costs in income from continuing operations in the second quarter of 2004. These costs were comprised of $9.8 million of call premiums and consent payments on the redeemed 13% senior subordinated notes and $2.0 million of related existing deferred financing fees.

Provision (Benefit) for Income Taxes

We recorded a tax benefit of $0.9 million in the second quarter of 2005 and a tax provision of $6.0 million in the first half of 2005, which reflected effective tax rates of (3.9%) and 15.4%, respectively. For the second quarter and first six months of 2004, we recorded tax provisions of $3.2 million and $9.1 million, respectively, which reflected effective tax rates of 46.6% and 43.5%, respectively. The 2005 effective rates differed from the statutory rate primarily due to the release of the reserve in connection with an agreement with respect to various issues that we entered into with the Internal Revenue Service (“IRS”) during the second quarter of 2005 as part of their audit of prior tax years ranging from 1998 to 2000. The 2005 effective tax rate was accordingly impacted by a $10.2 million benefit to income tax expense resulting from this settlement. Additionally, the impact of both state income taxes as well as other permanent differences created a difference between the effective and statutory rates. The 2004 effective rate differed from the statutory rate primarily due to the impact of state income taxes, the release of the deferred income tax valuation allowance, and other permanent differences. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate in the last half of 2005.

Discontinued Operations

Due primarily to recent operating performance, management determined that it should sell or close the operations of our Canadian field case management services. Accordingly, we entered into substantive negotiations to sell these operations and commenced other regulatory approval activities necessary to the consummation of this sale in the second quarter of 2005. We recorded losses from discontinued operations of $7,000 and $12,000 for the second quarters of 2005 and 2004, respectively, and losses of $28,000 and $22,000 for the first six months of 2005 and 2004, respectively.

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

We acquired eight occupational healthcare centers in the first half of 2005. We currently believe we will consummate several additional acquisitions of centers in small transactions in our Health Services segment during the last half of 2005.

In July 2005, we amended our revolving credit facility to provide for an increase in the authorized levels of acquisitions by $20.0 million per year of the agreement. As revised, without prior authorization of our senior lenders, we may acquire up to $55.0 million in 2005, $57.5 million in 2006, $60.0 million in 2007, and $42.5 million for the period from January 1, 2009 through June 30, 2009.

On August 3, 2005, we announced that we had entered into a definitive agreement to acquire Beech Street Corporation (“Beech Street”) for $165.0 million in cash consideration. Beech Street is one of the country’s leading preferred provider organizations and has approximately 400,000 physicians, 52,000 ancillary providers, and 3,800 acute care hospitals within its provider network. Beech Street is privately-held and had revenue for the twelve-month period ending June 30, 2005 of approximately $70.4 million. We anticipate funding this acquisition through the incurrence of additional senior term indebtedness in an amount similar to the purchase price, and believe we will close this acquisition late during the third quarter or early during the fourth quarter of this year. As part of this acquisition, we may elect to refinance our entire senior credit facility, which would result in the write-off of approximately $6.0 million of related, unamortized deferred financing fees. We currently intend to operate Beech Street within our Network Services segment and believe that in connection with the other group health and workers’ compensation services that we offer, Beech Street will offer us with opportunities to increase our rate of revenue growth within this business segment.

On August 8, 2005, we announced that we had entered into a definitive agreement to acquire all of the outstanding stock of Occupational Health + Rehabilitation Inc (“OH+R”) for an aggregate purchase price of $48.6 million plus retained cash. OH+R is a publicly-held corporation that provides occupational health care services through 34 health centers located predominantly in the northeastern United States. OH+R had revenue of approximately $58.2 million during the twelve-month period ending June 30, 2005. We anticipate funding this acquisition through the use of our unrestricted cash balances. We currently intend to integrate OH+R’s centers into our existing nationwide network of health centers. We believe that this acquisition will be consummated during the fourth quarter of this year.

The closings of both of our recently announced acquisitions are subject to further documentation, the satisfaction of pre-closing conditions, and the receipt of required approvals.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Liquidity and Capital Resources

Because the majority of our debt maturities do not commence until 2009 and our current level of cash provided by operating activities exceeds our currently anticipated capital expenditures, occupational healthcare center acquisitions, and principal repayment requirements, we currently believe that our cash balances, the cash flow generated from operations, and our borrowing capacity under our revolving credit facility will be sufficient to provide for our liquidity needs over the next two years, excluding significant acquisitions. We currently anticipate the incurrence of additional senior term indebtedness to fund the Beech Street acquisition. Although we currently anticipate achieving the financial covenant requirements of our senior credit facility, our ability to be in compliance with the increasingly restrictive ratios depends on our ability to increase cash flows over current levels. If we are confronted by adverse business conditions during the coming two years and our cash flows decline, we could face more immediate pressures on our liquidity that might necessitate us taking actions to amend or refinance our senior indebtedness.

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

We anticipate that the acquisitions of Beech Street and OH+R will have a positive effect on our long-term liquidity. We believe the positive operating cash flows from these businesses will offset the additional interest incurred from the related debt. However, during the initial stages of integrating these acquisitions, we will increase our level of indebtedness and our level of cash consumption, which will cause a decrease in our liquidity in the short term.

Cash Flows from Operating Activities. Cash flows from operating activities provided $59.0 million for the six months ended June 30, 2005 and $42.8 million for the six months ended June 30, 2004. The increase in cash flows from operating activities in the first half of 2005 from the first half of 2004 was primarily a result of increased operating income. During the first six months of 2005, $7.1 million of cash was provided by changes in working capital, related to increased accounts payable and accrued liabilities of $16.9 million, partially offset by increased accounts receivable of $3.6 million and increased prepaid expenses and other assets of $6.2 million. The decrease in accounts receivable primarily relates to increased collections. Accounts payable and accrued expenses and prepaid expenses and other assets increased due to the timing of certain payments, including payment of taxes, accrued payroll and accrued interest on our debt. During the first half of 2004, $5.7 million of cash was provided by changes in working capital, related to increased accounts payable and accrued liabilities of $11.4 million and decreased prepaid expenses and other assets of $8.7 million, partially offset by increased accounts receivable of $14.4 million. The increase in accounts receivable primarily relates to increases in revenue in the first half of 2004. Accounts payable and accrued expenses increased and prepaid expenses and other assets decreased due to the timing of certain payments, including the payment of taxes and employee benefits.

One of our financial objectives is to minimize the amount of net working capital necessary for us to operate. We believe that through these efforts, we may be able to generally reduce our overall borrowing requirements. Accordingly, we periodically strive to improve the speed at which we collect our accounts receivable and to maximize the duration of our accounts payable. Our DSO on accounts receivable was 57 days at June 30, 2005, as compared to 60 days as of June 30, 2004. We calculated DSO based on accounts receivable, net of allowances, divided by the average revenue per day for the prior three months. The decrease in the DSO in the second quarter of 2005 from the second quarter of 2004 was primarily due to increased collections.

Cash Flows from Investing Activities. In the first six months of 2005, we used net cash of $5.7 million in connection with acquisitions and $24.2 million to purchase property, equipment, and other assets, consisting primarily of new computer hardware, software technology, and leasehold improvements. Proceeds from the sale of assets provided $0.8 million of net cash in the first six months of 2005. In the first half of 2004, we used net cash of $3.1 million in connection with acquisitions and $12.0 million to purchase property, equipment, and other assets, consisting primarily of new computer hardware and software technology.

Given the current rate of growth in our Health Services segment and the opportunities we perceive for future expansion of this business, we anticipate increasing our expenditures during 2005 for health center relocations, de novo development of health centers, improvements to acquired health centers, and renovations. Additionally, in the ordinary course of business we endeavor to fund capital expenditures for various information technology projects that we believe will support our continued growth. Based upon our current estimates, we believe our various information technology expenditures could increase in coming quarters, primarily to support our future growth in the Network Services segment. As a result of these trends in health center and information technology projects, we anticipate that our capital expenditures for 2005 will increase to an amount greater than that incurred during the preceding years. In prior years, our capital expenditures have generally been in a range of 3% to 5% of our revenue. Despite the anticipated increases in our expenditures, we believe that our expenditures for 2005 will not exceed this range. Effective January 1, 2005, we replaced our existing professional liability insurance coverage with third-party insurance companies with a new self-insurance, or captive, arrangement. We anticipate funding a total of approximately $5.0 million to $7.0 million as an increase in restricted cash and restricted short-term investments in 2005 as required by our captive insurance arrangement. Excluding routine health center acquisitions, we anticipate spending approximately $213.6 million for acquisitions in the last half of 2005.

Cash Flows from Financing Activities. Cash flows used in financing activities in the first half of 2005 of $32.6 million were primarily due to payments on debt of $32.2 million, which includes a $30.1 million prepayment of our term loan, and distributions to minority interests of $0.3 million. Cash flows used in financing activities in the first half of 2004 of $9.4 million were primarily due to financing transactions in June 2004. In connection with these financing transactions, we used cash to redeem $114.9 million of our 13% senior subordinated notes, pay a $96.0 million dividend to our parent, Concentra Inc., pay $9.8 million of early debt retirement costs and pay $7.3 million of deferred financing costs. We received $152.9 million in net proceeds from the issuance of our 9 1/8% senior subordinated notes and $70.0 million in incremental term loan borrowings under our credit agreement. In the first half of 2004, we also paid $1.9 million on our term loans under our credit facility, $1.5 million on a capital lease for software and $1.1 million in distributions to minority interests.

As necessary, we make short-term borrowings under our credit facility for working capital and other purposes. Given the timing of our expenditures for payroll, interest payments, acquisitions, and other significant outlays, our level of borrowing under our revolving credit facility can vary substantially throughout the course of an operating period. During 2004 and the first half of 2005, we had no borrowings under our revolving credit facility.

Our credit facility requires us to satisfy certain financial covenant ratio requirements including leverage ratios, interest coverage ratios, and fixed charge coverage ratios. In the first half of 2005, we were in compliance with our covenants, including our financial covenant ratio tests. The leverage ratio and interest coverage ratio requirements for the quarter ended June 30, 2005, were 5.25 to 1.00 and 2.45 to 1.00, respectively. The leverage ratio and the interest coverage ratio requirements become increasingly more restrictive in future quarters through the first quarter of 2009 and the fourth quarter of 2008, respectively. Although we currently anticipate achieving these required covenant levels, our ability to be in compliance with these more restrictive ratios will be dependent on our ability to increase cash flows over current levels. At June 30, 2005, we had no borrowings and $19.6 million of letters of credit outstanding under our $100.0 million revolving credit facility and $367.5 million in term loans outstanding under our term loan facility. Our total indebtedness outstanding was $702.6 million at June 30, 2005.

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

Economic Hedges. In March 2005, we entered into a series of economic hedges. These economic hedges convert $80.0 million of variable rate debt to fixed rates and will expire over a three-year period ending March 31, 2008. We recognize subsequent changes to the fair value of these economic hedges as assets or liabilities and include any adjustments to the fair value in our income statement.

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

CONCENTRA OPERATING CORPORATION

August 9, 2005	By:	/s/ Thomas E. Kiraly
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