Form 10-Q
period 2005-09-30
CONCENTRA OPERATING CORP
filed 2005-11-10
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation. As of November 1, 2005, there were 35,602,387 shares outstanding of Concentra Inc. common stock, none of which were publicly traded. Currently there is no established trading market for these shares.

CONCENTRA OPERATING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONCENTRA OPERATING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$82,481	$61,319
Restricted cash and short-term investments	4,175	1,250
Accounts receivable, net	174,820	175,294
Prepaid expenses and other current assets	38,787	32,011

Total current assets	300,263	269,874

Property and equipment, net	111,729	103,058
Goodwill and other intangible assets, net	453,473	449,698
Other assets	31,721	30,710

Total assets	$897,186	$853,340

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Revolving credit facility	$—	$—
Current portion of long-term debt	3,979	34,092
Accounts payable and accrued expenses	135,982	123,387

Total current liabilities	139,961	157,479

Long-term debt, net	697,592	700,112
Deferred income taxes and other liabilities	66,840	58,615
Fair value of economic hedges	131	—

Total liabilities	904,524	916,206

Stockholder’s equity:
Common stock	—	—
Paid-in capital	43,734	42,890
Accumulated deficit	(51,072)	(105,756)

Total stockholder’s equity (deficit)	(7,338)	(62,866)

Total liabilities and stockholder’s equity	$897,186	$853,340

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Health Services	$173,284	$156,214	$495,089	$435,221
Network Services	67,541	69,635	203,726	216,412
Care Management Services	49,005	57,375	152,858	183,194

Total revenue	289,830	283,224	851,673	834,827

Cost of services:
Health Services	138,376	124,159	401,134	351,102
Network Services	39,580	40,465	120,550	124,519
Care Management Services	43,190	51,363	131,309	161,839

Total cost of services	221,146	215,987	652,993	637,460

Total gross profit	68,684	67,237	198,680	197,367

General and administrative expenses	29,670	32,930	91,717	98,906
Amortization of intangibles	583	818	1,748	2,541
Loss on impairment of goodwill and long-lived assets	—	41,682	—	41,682
Gain on sale of assets	—	—	(1,426)	—

Operating income (loss)	38,431	(8,193)	106,641	54,238

Interest expense, net	14,166	14,391	41,281	42,370
(Gain) loss on change in fair value of economic hedges	(662)	—	131	—
Loss on early retirement of debt	—	2,290	—	14,105
Other, net	1,105	932	2,602	2,715

Income (loss) before income taxes	23,822	(25,806)	62,627	(4,952)
Provision (benefit) for income taxes	2,508	(148)	8,490	8,921

Income (loss) from continuing operations	21,314	(25,658)	54,137	(13,873)
Loss from discontinued operations	536	637	548	659

Net income (loss)	$20,778	$(26,295)	$53,589	$(14,532)

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating Activities:
Net income (loss)	$53,589	$(14,532)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	26,786	30,470
Amortization of intangibles	1,748	2,541
Restricted stock amortization	1,095	1,087
Loss on change in fair value of economic hedges	131	—
Loss on impairment of goodwill and long-lived assets	—	41,682
Gain on sale of assets	(1,426)	—
Write-off of deferred financing costs	—	2,505
Write-off of fixed assets	520	209
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	834	(12,026)
Prepaid expenses and other assets	(10,530)	10,198
Accounts payable and accrued expenses	23,927	9,481

Net cash provided by operating activities	96,674	71,615

Investing Activities:
Purchases of property, equipment, and other assets	(35,103)	(19,226)
Acquisitions, net of cash acquired	(8,334)	(6,794)
Proceeds from the sale of assets	1,699	—

Net cash used in investing activities	(41,738)	(26,020)

Financing Activities:
Borrowings (payments) under revolving credit facilities, net	—	—
Repayments of debt	(33,234)	(146,918)
Distributions to minority interests	(672)	(1,141)
Payment of deferred financing costs	(28)	(8,595)
Proceeds from the issuance of debt	—	222,850
Dividend to parent	—	(96,028)
Payment of early debt retirement costs	—	(11,600)
Contribution from issuance of common stock by parent	160	410

Net cash used in financing activities	(33,774)	(41,022)

Net Increase in Cash and Cash Equivalents	21,162	4,573

Cash and Cash Equivalents, beginning of period	61,319	42,621

Cash and Cash Equivalents, end of period	$82,481	$47,194

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$39,265	$47,442
Income taxes paid, net	$4,050	$1,488
Liabilities and debt assumed in acquisitions	$1,747	$1,051

Noncash Investing and Financing Activities:
Capital lease obligations	$617	$153

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$20,778	$(26,295)	$53,589	$(14,532)
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(697)	(736)	(2,085)	(1,707)

Supplemental pro forma	$20,081	$(27,031)	$51,504	$(16,239)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.0%	3.7%	3.9%	3.5%
Expected volatility	15.9%	17.5%	15.9%	17.5%
Expected dividend yield	—	—	—	—
Expected weighted average life of options in years	5.0	5.0	4.5	5.0

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 (“SFAS 153”), which is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 had no financial impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). This statement requires companies to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123R eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, that the Company currently uses. This statement is effective for the Company beginning in the first quarter of 2006. SFAS 123R offers alternate methods of adopting this standard. The Company intends to adopt SFAS 123R on a prospective basis in the first quarter of 2006 and continue to use the Black-Scholes option pricing model to estimate the fair value of stock options granted. Based on current analyses and information, the Company expects that the combination of expensing stock options upon adoption of SFAS 123R in 2006 and grants of other stock-based incentive awards will result in significant additional expense.

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 107 (“SAB 107”) that expresses the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123R. The Company is currently evaluating the impact that SAB 107 will have on its consolidated financial position, results of operations, and cash flows upon its adoption in 2007.

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

3. Acquisitions

The Company acquired all of the outstanding shares of capital stock of Beech Street Corporation (“Beech Street”) on October 3, 2005, in a $165.0 million cash transaction. Beech Street was privately-held and was based in Lake Forest, California. Beech Street is one of the country’s leading preferred provider organizations and has approximately 400,000 physicians, 52,000 ancillary providers, and 3,800 acute care hospitals within its provider network. Beech Street had revenue for the twelve-month period ending September 30, 2005 of approximately $70.6 million. In connection with this acquisition, the Company refinanced its senior credit facility. The Company replaced its existing $501.5 million term loan facility with a new $675.0 million senior credit facility, consisting of a $150.0 million revolving credit facility and a $525.0 million term loan facility. The new senior credit facility also provides the Company with a lower interest rate payable on its borrowings under this agreement. For further discussion of the senior credit facility refinancing, see “Note 5. Revolving Credit Facility and Long-Term Debt.” As part of the refinancing of the senior credit facility, the Company will write-off approximately $6.0 million of related, unamortized deferred financing fees in the fourth quarter

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

of 2005. The Company currently intends to operate Beech Street within its Network Services segment and believes that in connection with the other group health and workers’ compensation services that it offers, Beech Street will present opportunities to increase its rate of revenue growth within this business segment.

The Company acquired all of the outstanding shares of capital stock of Occupational Health + Rehabilitation Inc (“OH+R”) on October 31, 2005, for an aggregate purchase price of approximately $48.5 million plus retained cash. OH+R was a publicly-held corporation and provided occupational health care services through 34 health centers located predominantly in the northeastern United States. OH+R had revenue of approximately $58.5 million during the twelve-month period ending September 30, 2005. The Company funded this acquisition through the use of its unrestricted cash balances. The Company currently intends to integrate OH+R’s centers into its existing nationwide network of health centers, increasing its health centers by 27. The remaining seven centers acquired in the transaction, located in overlapping markets, will be combined with existing centers.

4. Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets is comprised of the following (in thousands):

	September 30, 2005	December 31, 2004
Amortized intangible assets, gross:
Customer contracts	$6,190	$6,190
Covenants not to compete	4,305	4,305
Servicing contracts	3,293	3,293
Customer lists	2,512	3,420
Licensing and royalty agreements	285	285

	16,585	17,493
Accumulated amortization of amortized intangible assets:
Customer contracts	(5,942)	(4,854)
Covenants not to compete	(4,138)	(3,729)
Servicing contracts	(1,290)	(1,043)
Customer lists	(2,512)	(3,416)
Licensing and royalty agreements	(285)	(285)

	(14,167)	(13,327)

Amortized intangible assets, net	2,418	4,166

Non-amortized intangible assets:
Goodwill	450,901	445,378
Trademarks	154	154

	$453,473	$449,698

The change in the net carrying amount of amortized intangible assets is due to amortization. Additionally, the Company wrote-off $0.9 million of fully amortized intangible assets in the third quarter of 2005. The net increase in goodwill relates to acquisitions.

The net carrying value of goodwill by operating segment is as follows (in thousands):

	September 30, 2005	December 31, 2004
Health Services	$255,933	$250,410
Network Services	184,902	184,902
Care Management Services	10,066	10,066

	$450,901	$445,378

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Amortization expense for intangible assets with finite lives was $0.6 million and $0.8 million for the three months ended September 30, 2005 and 2004, respectively and $1.7 million and $2.5 million for the nine months ended September 30, 2005 and 2004, respectively. Estimated amortization expense on intangible assets with finite lives for the five succeeding fiscal years ending December 31, is as follows (in millions): $2.0, $0.5, $0.4, $0.3, $0.3.

The Company completed its 2005 annual impairment tests of goodwill and determined that no impairment existed at July 1, 2005. The Company’s management is not aware of any “triggering events” subsequent to this impairment review.

The Company’s 2004 annual impairment tests of goodwill indicated no impairment existed at July 1, 2004. The results of the July 1, 2004 impairment test indicated that the estimated fair value of Care Management Services exceeded its carrying amount by approximately 18% at that time. However, certain “triggering events” occurred in the third quarter of 2004 that indicated the need for an impairment review. The Company completed this impairment review and concluded that an impairment of its goodwill for the Care Management Services reporting unit had occurred. Accordingly, the Company recorded a $36.0 million impairment charge in the third quarter of 2004.

5. Revolving Credit Facility and Long-Term Debt

The Company’s long-term debt as of September 30, 2005, and December 31, 2004, consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Term loan due 2010	$366,553	$399,468
9 1/8% senior subordinated notes due 2012, net	153,208	153,006
9 1/2% senior subordinated notes due 2010, net	181,412	181,630
Other	398	100

	701,571	734,204
Less: Current maturities	(3,979)	(34,092)

Long-term debt, net	$697,592	$700,112

The Company had no revolving credit borrowings at September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005, and December 31, 2004, accrued interest was $9.1 and $9.7 million, respectively.

Credit Facility

Effective October 3, 2005, the Company entered into a credit agreement (the “Credit Facility”) with a consortium of banks, consisting of a $525.0 million term loan facility (the “Term Loan”), and a $150.0 million revolving loan facility (the “Revolving Credit Facility”). At levels of consolidated indebtedness greater than 4.0 times consolidated earnings before interest, taxes, depreciation, and amortization (the “Leverage Requirement”), as determined under the Credit Facility, borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the Alternate Base Rate (“ABR”), as defined, plus a margin of 1.00% or (2) the reserve-adjusted Eurodollar rate (the “Eurodollar Rate”), as defined, plus a margin of 2.00% for borrowings issued in connection with the Term Loan. Below the Leverage Requirement, the borrowings under the Credit Facility will bear interest, at the Company’s option, at either (1) the ABR plus a margin of 0.75% or (2) the Eurodollar Rate plus a margin of 1.75% for borrowings in connection with the Term Loan. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either (1) the ABR plus a margin initially equal to 1.00% or (2) the Eurodollar Rate plus a margin or 2.00% for loans under the Revolving Credit Facility. The margins for borrowings under the Revolving Credit Facility are subject to reduction based on changes in the Company’s leverage ratios and certain other performance criteria. The Term Loan matures on September 30, 2011, and requires quarterly principal payments of $1.3 million through September 30, 2010, $74.8 million for each of the following two quarters, $149.6 million on June 30, 2011 and any remaining balance due on September 30, 2011. However, the aggregate outstanding principal amount of Term Loan is due and payable on February 15, 2010 if a refinancing of the Company’s 9 1/2% senior subordinated notes has not occurred prior to such date. The Revolving Credit

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Facility matures the earlier of (1) October 3, 2010 or (2) February 15, 2010 if the refinancing of the Company’s 9 1/2% senior subordinated notes has not occurred prior to such date. The Credit Facility replaces the Company’s previous credit agreement, and the Company used the proceeds from the Credit Facility to pay the previous credit facility.

Prior to October 3, 2005, the Company had a credit agreement (the “Previous Credit Facility”) with a consortium of banks, consisting of a $401.5 million term loan facility (the “Previous Term Loan”), and a $100.0 million revolving loan facility (the “Previous Revolving Credit Facility”). Borrowings under the Previous Revolving Credit Facility and Previous Term Loan bore interest, at the Company’s option, at either (1) the ABR, as defined, plus a margin initially equal to 2.25% for the loans under the Previous Revolving Credit Facility and 1.50% for the Previous Term Loan or (2) the Eurodollar Rate, as defined, plus a margin initially equal to 3.25% for the loans under the Previous Revolving Credit Facility and 2.50% for the Previous Term Loan. The margins for borrowings under the Previous Revolving Credit Facility are subject to reduction based on changes in the Company’s leverage ratios and certain other performance criteria. The Previous Term Loan matured on June 30, 2010, and required quarterly principal payments of $1.0 million through June 30, 2009, $57.2 million for each of the following two quarters, $114.4 million on March 31, 2010 and any remaining balance due on June 30, 2010. The Previous Revolving Credit Facility provided for borrowing up to $100.0 million and matured on August 13, 2008. In July 2005, the Company amended its Previous Credit Facility to provide for an increase in the authorized levels of acquisitions by $20.0 million per each year of the agreement. Additionally, the Company could apply one-half of the unused balance from a prior year as an increase to the available amount for an immediately subsequent year. At September 30, 2005, the Company had $19.2 million of letters of credit outstanding and $80.8 million of additional revolving loan availability under its Previous Credit Facility.

The Credit Facility and the Previous Credit Facility contain certain financial compliance ratio tests. A failure to comply with these and other financial compliance ratios could cause an event of default under the Credit Facility and the Previous Credit Facility that could result in an acceleration of the related debt’s maturity. Such an acceleration would also constitute an event of default under the indentures relating to the Company’s 9 1/8% senior subordinated notes and 9 1/2% senior subordinated notes and could also result in an acceleration of the 9 1/8% senior subordinated notes and the 9 1/2% senior subordinated notes before the indentures otherwise require the Company to pay the notes. The Credit Facility and the Previous Credit Facility also contain prepayment requirements that would occur based on certain net asset sales outside the ordinary course of business by the Company, from the proceeds of specified debt and equity issuances by the Company and if the Company has excess cash flow, as defined in the agreement. The Company was not required to make prepayments under these provisions in 2004. However, because of its excess cash flow (as defined in the agreement) during 2004, the Company prepaid $30.1 million of its Previous Term Loan during the second quarter of 2005. This prepayment amount is included in the current portion of long-term debt at December 31, 2004. Further, based upon its financial projections, management anticipates that the Company may continue to be required to make prepayments in future periods.

Economic Hedges

In March 2005, the Company entered into a series of economic hedges to reduce the effect of variable interest rate fluctuations on a portion of the Company’s credit facility. These economic hedges convert a total of $80.0 million of variable rate debt to fixed rates and expire over a three-year period ending March 2008. The Company recognizes changes to the fair value of these economic hedges as assets or liabilities and includes any adjustments to the fair value in its income statement.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

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

Covenants

The 9 1/8% senior subordinated notes, 9 1/2% senior subordinated notes and the Credit Facility are guaranteed on a joint and several basis by each and every current wholly-owned subsidiary, except for our wholly-owned captive insurance subsidiary, the results of which are consolidated in the results of the Company. The Previous Credit Facility also contained the same guarantees. These guarantees are full and unconditional. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9 1/8% senior subordinated notes or the 9 1/2% senior subordinated notes. For financial information on guarantor and non-guarantor subsidiaries, see “Note 10. Condensed Consolidating Financial Information.”

The Credit Facility, the 9 1/8% senior subordinated notes and the 9 1/2% senior subordinated notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company’s capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, cross default provisions with other indebtedness of the Company and Concentra Holding, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Previous Credit Facility contained similar covenants and financial covenant ratio tests. The Company was in compliance with its covenants, including its financial covenant ratio tests, in the first three quarters of 2005. The ratio tests under the Credit Facility become increasingly restrictive for future quarters through the second quarter of 2010. The Company’s ability to be in compliance with these more restrictive covenants will be dependent on its ability to increase its cash flows over current levels. The Company believes it will be in compliance with its covenants for the next twelve months.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The fair value of the Company’s long-term debt consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Term loan due 2010	$366,553	$403,463
9 1/8% senior subordinated notes due 2012, net	159,336	172,897
9 1/2% senior subordinated notes due 2010, net	190,029	205,242

The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

6. Discontinued Operations

Due primarily to recent operating performance, the Company’s management determined that it should sell or close its operations of its Canadian field case management services. The Company completed the sale of these operations in August 2005 for $13,900 cash consideration, which approximates net book value. Accordingly, operating results for the Canadian field case management services are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. The Canadian field case management services were previously included in the Company’s Care Management Services segment. The following table summarizes the operating results of the Canadian field case management services that have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$661	$1,342	$3,775	$4,785
Cost of services	1,482	2,319	4,611	5,780

Gross loss	(821)	(977)	(836)	(995)

Other, net	3	3	7	18

Loss before income taxes	(824)	(980)	(843)	(1,013)
Benefit for income taxes	(288)	(343)	(295)	(354)

Loss from discontinued operations	$(536)	$(637)	$(548)	$(659)

7. IRS Audit

Various regulatory tax authorities periodically examine the Company and its subsidiaries’ tax returns. In connection with the Internal Revenue Service (“IRS”) examination of the 1999, 2000, and 2001 federal income tax returns, during the second and third quarters of 2005 the Company resolved various issues raised by the IRS in the examination, and the IRS issued a final determination covering these resolved items. As a result, the Company recorded tax benefits of $10.2 million and $7.6 million in the second and third quarters of 2005, respectively, to reduce previously accrued income tax liabilities.

The Company establishes reserves for income tax when, despite the belief that its tax positions are fully supportable, there remain certain positions that are probable to be challenged and possibly disallowed by various authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest as considered appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. The Company believes it has adequately provided for the reasonably foreseeable outcome related to examinations by taxing authorities. Management believes that the ultimate resolution of potential tax adjustments and contingencies will not have a material adverse effect on the Company’s financial condition, annual results of operations or cash flows.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

8. Changes in Stockholder’s Equity

Stockholder’s Equity increased primarily as a result of the Company’s 2005 net income of $53.6 million that decreased the accumulated deficit. The Company’s paid-in capital increased in 2005 on a year-to-date basis primarily due to $0.7 million of tax benefits from Concentra Holding.

9. Segment Information

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

Care Management Services reflects the Company’s professional services aimed at curtailing the cost of workers’ compensation and auto insurance claims through field case management, telephonic case management, independent medical examinations, and utilization management. These services also concentrate on monitoring the timing and appropriateness of medical care.

Revenue from individual customers, revenue between business segments, and revenue, operating profit, and identifiable assets of foreign operations are not significant.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The Company’s unaudited financial data on a segment basis was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Health Services	$173,284	$156,214	$495,089	$435,221
Network Services	67,541	69,635	203,726	216,412
Care Management Services	49,005	57,375	152,858	183,194

	289,830	283,224	851,673	834,827
Gross profit:
Health Services	34,908	32,055	93,955	84,119
Network Services	27,961	29,170	83,176	91,893
Care Management Services	5,815	6,012	21,549	21,355

	68,684	67,237	198,680	197,367
Operating income (loss):
Health Services	26,291	23,679	68,206	59,707
Network Services	17,676	18,203	53,430	60,648
Care Management Services	2,033	(41,822)	10,872	(40,893)
Corporate general and administrative expenses	(7,569)	(8,253)	(25,867)	(25,224)

	38,431	(8,193)	106,641	54,238

Interest expense, net	14,166	14,391	41,281	42,370
(Gain) loss on change in fair value of economic hedges	(662)	—	131	—
Loss on early retirement of debt	—	2,290	—	14,105
Other, net	1,105	932	2,602	2,715

Income (loss) before income taxes	23,822	(25,806)	62,627	(4,952)
Provision (benefit) for income taxes	2,508	(148)	8,490	8,921

Income (loss) from continuing operations	21,314	(25,658)	54,137	(13,873)
Loss from discontinued operations	536	637	548	659

Net income (loss)	$20,778	$(26,295)	$53,589	$(14,532)

10. Condensed Consolidating Financial Information

As discussed in “Note 5. Revolving Credit Facility and Long-Term Debt,” the 9 1/8% senior subordinated notes, 9 1/2% senior subordinated notes and the Credit Facility are guaranteed and the Previous Credit Facility was guaranteed by each and every current wholly-owned subsidiary, except for our wholly-owned captive insurance subsidiary. Additionally, the Credit Facility is secured and the Previous Credit Facility was secured by a pledge of stock and assets of each and every wholly-owned subsidiary. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9 1/8% senior subordinated notes or the 9 1/2% senior subordinated notes. Presented below are condensed consolidating balance sheets as of September 30, 2005 and December 31, 2004, the condensed consolidating statements of operations for the three months and nine months ended September 30, 2005 and 2004, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2005 and 2004 of Concentra Operating (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

Investments in subsidiaries are accounted for using the equity method of accounting. The financial information for the Guarantor and Non-Guarantor subsidiaries are each presented on a combined basis. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. Intercompany management fees of $1.1 million and $3.5 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the three months and nine months ended September 30, 2005, respectively, and intercompany management fees of $1.5 million and $3.9 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the three months and nine months ended September 30, 2004, respectively. These amounts are reflected as a reduction of general and administrative expenses for the Guarantor Subsidiaries. Separate financial statements for the Guarantor and Non-Guarantor Subsidiaries are not presented because management believes such financial statements would not be meaningful to investors. All information in the tables below is presented in thousands.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Balance Sheets:

	As of September 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$74,674	$7,807	$—	$82,481
Restricted cash and short-term investments	—	—	4,175	—	4,175
Accounts receivable, net	—	160,511	14,309	—	174,820
Prepaid expenses and other current assets	1,001	35,486	2,300	—	38,787

Total current assets	1,001	270,671	28,591	—	300,263
Investment in subsidiaries	904,681	26,168	—	(930,849)	—
Property and equipment, net	—	106,638	5,091	—	111,729
Goodwill and other intangible assets, net	—	436,962	16,511	—	453,473
Other assets	50,542	(21,517)	2,696	—	31,721

Total assets	$956,224	$818,922	$52,889	$(930,849)	$897,186

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	3,712	267	—	—	3,979
Accounts payable and accrued expenses	11,427	113,140	11,415	—	135,982

Total current liabilities	15,139	113,407	11,415	—	139,961
Long-term debt, net	697,461	131	—	—	697,592
Deferred income taxes and other liabilities	—	48,821	278	17,741	66,840
Fair value of economic hedges	131	—	—	—	131
Intercompany	250,831	(248,118)	(2,713)	—	—

Total liabilities	963,562	(85,759)	8,980	17,741	904,524
Stockholder’s equity	(7,338)	904,681	43,909	(948,590)	(7,338)

Total liabilities and stockholder’s equity	$956,224	$818,922	$52,889	$(930,849)	$897,186

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	As of December 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$53,468	$7,851	$—	$61,319
Restricted cash and short-term investments	—	—	1,250	—	1,250
Accounts receivable, net	—	159,995	15,299	—	175,294
Prepaid expenses and other current assets	88	30,957	966	—	32,011

Total current assets	88	244,420	25,366	—	269,874
Investment in subsidiaries	822,648	33,055	—	(855,703)	—
Property and equipment, net	—	96,387	6,671	—	103,058
Goodwill and other intangible assets, net	—	424,429	25,269	—	449,698
Other assets	34,363	(1,884)	(1,769)	—	30,710

Total assets	$857,099	$796,407	$55,537	$(855,703)	$853,340

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	34,070	22	—	—	34,092
Accounts payable and accrued expenses	10,832	106,071	6,484	—	123,387

Total current liabilities	44,902	106,093	6,484	—	157,479
Long-term debt, net	700,034	78	—	—	700,112
Deferred income taxes and other liabilities	—	40,217	—	18,398	58,615
Intercompany	175,029	(172,629)	(2,400)	—	—

Total liabilities	919,965	(26,241)	4,084	18,398	916,206
Stockholder’s equity	(62,866)	822,648	51,453	(874,101)	(62,866)

Total liabilities and stockholder’s equity	$857,099	$796,407	$55,537	$(855,703)	$853,340

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statements of Operations:

	Three Months Ended September 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$260,022	$23,661	$6,147	$289,830
Total cost of services	—	197,382	17,617	6,147	221,146

Total gross profit	—	62,640	6,044	—	68,684

General and administrative expenses	366	28,167	1,137	—	29,670
Amortization of intangibles	—	583	—	—	583

Operating income (loss)	(366)	33,890	4,907	—	38,431

Interest expense, net	14,718	(474)	(78)	—	14,166
Gain on change in fair value of economic hedges	(662)	—	—	—	(662)
Other, net	—	1,105	—	—	1,105

Income (loss) before income taxes	(14,422)	33,259	4,985	—	23,822
Provision (benefit) for income taxes	(5,047)	7,555	—	—	2,508

Income (loss) before equity earnings	(9,375)	25,704	4,985	—	21,314
Equity earnings in subsidiaries	(30,153)	—	—	30,153	—

Income (loss) from continuing operations	20,778	25,704	4,985	(30,153)	21,314
Loss from discontinued operations	—	536	—	—	536

Net income (loss)	$20,778	$25,168	$4,985	$(30,153)	$20,778

	Three Months Ended September 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$262,063	$23,763	$(2,602)	$283,224
Total cost of services	—	200,336	18,253	(2,602)	215,987

Total gross profit	—	61,727	5,510	—	67,237

General and administrative expenses	492	30,495	1,943	—	32,930
Amortization of intangibles	—	818	—	—	818
Loss on impairment of goodwill and long-lived assets	—	41,682	—	—	41,682

Operating income (loss)	(492)	(11,268)	3,567	—	(8,193)

Interest expense, net	14,463	(59)	(13)	—	14,391
Loss on early retirement of debt	2,290	—	—	—	2,290
Other, net	(2)	934	—	—	932

Income (loss) before income taxes	(17,243)	(12,143)	3,580	—	(25,806)
Provision (benefit) for income taxes	(6,035)	5,887	—	—	(148)

Income (loss) before equity earnings	(11,208)	(18,030)	3,580	—	(25,658)
Equity earnings in subsidiaries	15,087	—	—	(15,087)	—

Income (loss) from continuing operations	(26,295)	(18,030)	3,580	15,087	(25,658)
Loss from discontinued operations	—	637	—	—	637

Net income (loss)	$(26,295)	$(18,667)	$3,580	$15,087	$(26,295)

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Nine Months Ended September 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$769,502	$75,267	$6,904	$851,673
Total cost of services	—	591,040	55,049	6,904	652,993

Total gross profit	—	178,462	20,218	—	198,680

General and administrative expenses	1,095	82,358	8,264	—	91,717
Amortization of intangibles	—	1,748	—	—	1,748
Gain on sale of assets	—	(1,426)	—	—	(1,426)

Operating income (loss)	(1,095)	95,782	11,954	—	106,641

Interest expense, net	42,529	(1,116)	(132)	—	41,281
Loss on change in fair value of economic hedges	131	—	—	—	131
Other, net	—	2,602	—	—	2,602

Income (loss) before income taxes	(43,755)	94,296	12,086	—	62,627
Provision (benefit) for income taxes	(15,314)	23,804	—	—	8,490

Income (loss) before equity earnings	(28,441)	70,492	12,086	—	54,137
Equity earnings in subsidiaries	(82,030)	—	—	82,030	—

Income (loss) from continuing operations	53,589	70,492	12,086	(82,030)	54,137
Loss from discontinued operations	—	548	—	—	548

Net income (loss)	$53,589	$69,944	$12,086	$(82,030)	$53,589

	Nine Months Ended September 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$769,012	$73,369	$(7,554)	$834,827
Total cost of services	—	586,818	58,196	(7,554)	637,460

Total gross profit	—	182,194	15,173	—	197,367

General and administrative expenses	1,097	92,561	5,248	—	98,906
Amortization of intangibles	—	2,541	—	—	2,541
Loss on impairment of goodwill and long-lived assets	—	41,682	—	—	41,682

Operating income (loss)	(1,097)	45,410	9,925	—	54,238

Interest expense, net	42,521	(112)	(39)	—	42,370
Loss on early retirement of debt	14,105	—	—	—	14,105
Other, net	13	2,702	—	—	2,715

Income (loss) before income taxes	(57,736)	42,820	9,964	—	(4,952)
Provision (benefit) for income taxes	(20,208)	29,129	—	—	8,921

Income (loss) before equity earnings	(37,528)	13,691	9,964	—	(13,873)
Equity earnings in subsidiaries	(22,996)	—	—	22,996	—

Income (loss) from continuing operations	(14,532)	13,691	9,964	(22,996)	(13,873)
Loss from discontinued operations	—	659	—	—	659

Net income (loss)	$(14,532)	$13,032	$9,964	$(22,996)	$(14,532)

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows:

	Nine Months Ended September 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(43,019)	$128,559	$11,134	$—	$96,674

Investing Activities:
Purchases of property, equipment, and other assets	—	(34,348)	(755)	—	(35,103)
Acquisitions, net of cash acquired	—	(8,334)	—	—	(8,334)
Proceeds from the sale of assets	—	1,699	—	—	1,699

Net cash used in investing activities	—	(40,983)	(755)	—	(41,738)

Financing Activities:
Repayments of debt	(32,915)	(319)	—	—	(33,234)
Distributions to minority interests	—	(672)	—	—	(672)
Payment of deferred financing costs	(28)	—	—	—	(28)
Contribution from issuance of common stock by parent	160	—	—	—	160
Intercompany, net	75,802	(70,834)	(4,968)	—	—
Receipt (payment) of equity distributions	—	5,455	(5,455)	—	—

Net cash provided by (used in) financing activities	43,019	(66,370)	(10,423)	—	(33,774)

Net Increase (Decrease) in Cash and Cash Equivalents	—	21,206	(44)	—	21,162
Cash and Cash Equivalents, beginning of period	—	53,468	7,851	—	61,319

Cash and Cash Equivalents, end of period	$—	$74,674	$7,807	$—	$82,481

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Nine Months Ended September 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(21,808)	$84,743	$8,680	$—	$71,615

Investing Activities:
Purchases of property, equipment and other assets	—	(18,425)	(801)	—	(19,226)
Acquisitions, net of cash acquired	—	(6,271)	(523)	—	(6,794)

Net cash used in investing activities	—	(24,696)	(1,324)	—	(26,020)

Financing Activities:
Repayments of debt	(145,354)	(1,564)	—	—	(146,918)
Distributions to minority interests	—	(1,141)	—	—	(1,141)
Payment of deferred financing costs	(8,595)	—	—	—	(8,595)
Proceeds from the issuance of debt	222,850	—	—	—	222,850
Dividend to parent	(96,028)	—	—	—	(96,028)
Payment of early debt retirement costs	(11,600)	—	—	—	(11,600)
Contribution from issuance of common stock by parent	410	—	—	—	410
Intercompany, net	60,125	(60,661)	536	—	—
Receipt (payment) of equity distributions	—	6,607	(6,607)	—	—

Net cash provided by (used in) financing activities	21,808	(56,759)	(6,071)	—	(41,022)

Net Increase in Cash and Cash Equivalents	—	3,288	1,285	—	4,573
Cash and Cash Equivalents, beginning of period	—	35,454	7,167	—	42,621

Cash and Cash Equivalents, end of period	$—	$38,742	$8,452	$—	$47,194

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

Executive Summary

During the third quarter and first three quarters of 2005, due to increased volumes from our Health Services segment, we achieved modest revenue growth as compared to the same periods in 2004. For the third quarter and first three quarters of 2005, we achieved overall revenue growth of 2.3% and 2.0% from the same respective periods of 2004 due to growth in our Health Services business segment, which was partially offset by declines in the revenue in our Network Services and Care Management Services business segments. Our Health Services segment grew primarily due to increased visits to our centers and increases in our diversified services. Revenue in our Network Services segment decreased for the third quarter of 2005 primarily due to lower comparative group health volumes and the previous loss of a significant group health customer. In addition to these factors, Network Services revenue for the first nine months of 2005 decreased due to lower comparative workers’ compensation bill review volumes, decreased workers’ compensation preferred provider organization (“PPO”) revenue and increased price competition in those areas of our business. Additionally, changes made to the workers’ compensation fee schedule in the State of California in early 2004 negatively affected our Network Services’ revenue primarily in the first two quarters of 2005 as compared to those quarters of 2004. Revenue in our Care Management Services segment continued to decline in the third quarter and first three quarters of 2005 due in part to the effects of past declines in the national employment rate and the related decline in the number of workplace injuries. Additionally, we experienced revenue declines in our independent medical exams and to a lesser extent in our case management services associated with the reduction of services provided to unprofitable accounts and due to client referral volume decreases resulting from the effects of our continuing consolidation of operations and increased competition on a regional and local level.

Our Health Services and Network Services business segments provide higher gross and operating margins than does our Care Management Services business segment. Our overall gross profit increased 2.2% and 0.7%, respectively, for the third quarter and first three quarters of 2005 from the same periods in 2004. The gross profit margin remained stable for the third quarter and decreased 0.3% for the first three quarters of 2005 as compared to the prior year periods. The increase in gross profit for the third quarter and year-to-date of 2005 as compared to the same periods in 2004 was primarily due to growth in our Health Services segment, which was partially offset by a decrease in the contribution from our Network Services segment. The year-to-date decrease in the gross profit margin was primarily due to decreases in our Health Services and Network Services segments, offset by increases in our Care Management Services segment. In the first three quarters of 2005, our Network Services margins decreased as compared to the prior year primarily due to the effects of the California fee schedule change and due to decreases in volumes related to our higher margin workers’ compensation preferred providers organization services. While we will continue to seek measures that will minimize our costs of doing business, in future periods our growth in operating earnings may become increasingly dependent on our ability to increase revenue.

During the third quarter of 2005, we continued our focus on working capital management and on reducing our overall cost of indebtedness. We provided $96.7 million in cash flow from operating activities in the first nine months of 2005, which was primarily a result of our positive operating results. Additionally, we reduced our days sales outstanding on accounts receivable (“DSO”) to 55 days as compared to 60 days at the same time in the prior year.

In October 2005, we completed two significant acquisitions with a total aggregate purchase price of $213.5 million: Beech Street Corporation (“Beech Street”) and Occupational Health +Rehabilitation Inc (“OH+R”). Additionally, we refinanced our senior credit facility in connection with the Beech Street acquisition, replacing our previous credit facility with a $150.0 million revolving credit facility and a $525.0 million term loan facility.

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

The following table provides certain information concerning our occupational healthcare centers:

	Nine Months Ended September 30, 2005	Year Ended December 31,
		2004	2003
Centers at the end of the period(1)	272	257	250
Centers acquired during the period(2)	11	7	6
Centers developed during the period	6	—	—
Centers closed during the period	2	—	—

(1)	Does not include the centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.

(2)	Represents centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period. We acquired eight centers, three centers and six centers that were subsequently consolidated into existing centers during the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003, respectively.

Results of Operations for the Three Months and Nine Months Ended September 30, 2005 and 2004

The following tables provides the results of operations for three months and nine months ended September 30, 2005 and 2004 ($ in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2005	2004	$	%	2005	2004	$	%
Revenue:
Health Services	$173.3	$156.2	$17.1	10.9%	$495.1	$435.2	$59.9	13.8%
Network Services	67.5	69.6	(2.1)	(3.0)%	203.8	216.4	(12.6)	(5.9)%
Care Management Services	49.0	57.4	(8.4)	(14.6)%	152.8	183.2	(30.4)	(16.6)%

Total revenue	$289.8	$283.2	$6.6	2.3%	$851.7	$834.8	$16.9	2.0%

Cost of services:
Health Services	$138.4	$124.2	$14.2	11.5%	$401.1	$351.1	$50.0	14.2%
Network Services	39.5	40.4	(0.9)	(2.2)%	120.6	124.5	(3.9)	(3.2)%
Care Management Services	43.2	51.4	(8.2)	(15.9)%	131.3	161.8	(30.5)	(18.9)%

Total cost of services	$221.1	$216.0	$5.1	2.4%	$653.0	$637.4	$15.6	2.4%

Gross profit:
Health Services	$34.9	$32.0	$2.9	8.9%	$94.0	$84.1	$9.9	11.7%
Network Services	28.0	29.2	(1.2)	(4.1)%	83.2	91.9	(8.7)	(9.5)%
Care Management Services	5.8	6.0	(0.2)	(3.3)%	21.5	21.4	0.1	0.9%

Total gross profit	$68.7	$67.2	$1.5	2.2%	$198.7	$197.4	$1.3	0.7%

Gross profit margin:
Health Services	20.1%	20.5%		(0.4)%	19.0%	19.3%		(0.3)%
Network Services	41.4%	41.9%		(0.5)%	40.8%	42.5%		(1.7)%
Care Management Services	11.9%	10.5%		1.4%	14.1%	11.7%		2.4%

Total gross profit margin	23.7%	23.7%		0.0%	23.3%	23.6%		(0.3)%

Revenue

The increase in revenue for the third quarter and first three quarters of 2005 was due to growth in our Health Services business, partially offset by decreased volumes in our Network Services and Care Management Services businesses. Total contractual allowances offset against revenue during the quarters ended September 30, 2005 and 2004 were $19.1 million and $17.0 million, respectively and were $58.7 million and $54.3 million for the first three quarters of 2005 and 2004, respectively. The increases were primarily due to revenue growth in our Health Services business.

Health Services. Health Services’ revenue increased primarily due to growth in visits to our centers. Increases in diversified services, which include our managed pharmacy prescription program and laboratory services, also contributed to this segment’s revenue growth. The number of total patient visits per day to our centers in the third quarter and first three quarters of 2005 increased 8.1% and 10.4% as compared to the third quarter and first three quarters of 2004, respectively, and increased 5.3% and 5.1%, respectively, on a same-center basis. Our “same-center” comparisons represent all centers that Health Services has operated for the previous two full years and includes the effects of any centers acquired and subsequently consolidated into existing centers. The increase in same-center visits for the third quarter and first three quarters of 2005 relates primarily to increases in non-injury and non-illness related visits. We believe these trends are a result of growth in national employment trends during 2004 and the first three quarters of 2005, as well as the efforts of our sales and account management teams.

For the third quarters of 2005 and 2004, Health Services derived 70.2% and 71.7%, respectively, of its comparable same-center net revenue from the treatment of work-related injuries and illnesses, and 29.8% and 28.3%, respectively, of its net revenue from non-injury and non-illness related medical services. Excluding on-site and diversified services, injury-related visits constituted 45.6% and 47.3% of same-center visits in the third quarters of 2005 and 2004, respectively. For the first nine months of 2005 and 2004, Health Services derived 70.4% and 71.5%, respectively, of its comparable same-center net revenue from the treatment of work-related injuries and illnesses, and 29.6% and 28.5%, respectively, of its net revenue from non-injury and non-illness related medical services. Excluding on-site and diversified services, injury-related visits constituted 46.0% and 47.6% of same-center visits in the first three quarters of 2005 and 2004, respectively. On a same-center basis, average revenue per visit increased 1.0% and 1.4% in the third quarter and first nine months of 2005, respectively, as compared to the same periods of the prior year, primarily due to increases in the average prices charged for our services. Same-center revenue was $141.5 million and $133.1 million for the third quarter of 2005 and 2004, respectively, while revenue from acquired and developed centers and diversified services was $31.8 million and $23.1 million for the same respective periods. Same-center revenue was $406.1 million and $381.3 million for the first nine months of 2005 and 2004, respectively, while revenue from acquired and developed centers and diversified services was $89.0 million and $53.9 million for the same respective periods.

Network Services. The segment’s revenue decreased for the third quarter and for the first nine months of 2005 from the same respective periods of 2004 due to lower billings for services we provide to group health insurance companies. Additionally, Network Services’ revenue decreased on a year-to-date basis in 2005 due to lower billings for services we provide to payors of workers’ compensation insurance. Revenue from our group health portion of Network Services decreased by $2.6 million and $4.7 million in the third quarter and first nine months of 2005, respectively, from the same periods of 2004. As compared to the third quarter and first three quarters of 2005, revenue from our workers’ compensation-based provider bill repricing and review services increased by $0.4 million and decreased by $8.2 million, respectively, from the third quarter and first nine months of 2004. Slightly offsetting the year-to-date decreases, increased revenue for our auto-based provider bill repricing and review services provided growth of $0.8 million for the first three quarters of 2005 from the same respective period of 2004.

Workers’ compensation fee schedule changes enacted in early 2004 in the State of California contributed to the decrease for our network services in 2005 compared to 2004. We believe these changes reduced our revenue by approximately $0.2 million during the third quarter of 2005 and $4.5 million during the first three quarters of 2005. Since these fee schedule changes were enacted in early 2004, we believe that the majority of this year-over-year effect on revenue during 2005 was incurred in the first half of this year and will have less of an effect on future quarters. We have also experienced a decline in our revenue from workers’ compensation PPO services, primarily due to price competition in certain states where we offer our services. Growth in the group health portion of our Network Services segment was offset beginning in the second quarter of 2005 based on the loss of a customer account that provided us approximately $19.7 million in revenue during 2004. Although this customer decided to insource nearly all of the services that we provided, we continue to provide a modest amount of related services. The year-to-date revenue increase for our auto-based provider bill repricing and review services is due to a customer contract renewal in the second quarter of 2005, that included a retroactive rate increase to the beginning of the year with a first quarter 2005 bill rate increase amount of $1.4 million.

Care Management Services. Revenue for our Care Management Services segment decreased due to lower billings that resulted primarily from referral declines in our case management and independent medical exams services.

Like our other business segments, we provide a majority of our care management services to clients in the workers’ compensation market. We have experienced declines in referral trends that we believe primarily relate to the overall drop in nationwide employment that occurred in 2002 and 2003 and the related rates of workplace injuries that have become longer-term disability cases. In addition to these economic effects, we believe the continuing declines in our Care Management Services revenue levels have also been due to increased regional and local competition and a potential reduction in the reliance by insurers on these types of services, as well as to the effects of our continuing consolidation of operations. During the later part of 2004, we increased our emphasis on reducing our level of concentration in service areas and with certain accounts that were unprofitable. We also began strengthening the guidelines and oversight relating to our billing policies and practices for nurse case manager services and compensation. While, for these reasons, we currently anticipate that during the remainder of 2005 we will continue to experience decreases in our revenue from this segment as compared to the prior year.

Cost of Services

Total cost of services increased due to higher expenses in Health Services, partially offset by decreased costs in Network Services and Care Management Services. The increases in expenses relate primarily to an increase in the number of visits to our health centers and the corresponding increase in staffing levels and other related costs of operations. Additionally, Health Services has increased its expenses in the areas of sales, account management and other client services, and has experienced an increase in professional liability insurance costs as compared to the prior year. The decreased expenses in Network Services primarily relate to lower business volumes in our auto-based provider bill repricing and review services for the third quarter and first nine months of 2005 from the same prior year periods and in our workers’ compensation-based provider bill repricing and review services in the first nine months of 2005 from the first nine months of 2004. The decrease in expenses in our Care Management Services business segment relates primarily to decreased personnel headcounts from cost reduction initiatives and continued focus on expense management.

Gross Profit

We reported increased gross profit in the third quarter and first nine months of 2005 from the same periods of 2004, primarily due to growth in our Health Services segment, partially offset by lower gross profit in our Network Services segment. Our overall gross profit margin remained stable for the quarter and decreased slightly on a year-to-date basis, primarily due to decreases for our Health Services and Network Services segments, partially offset by an increase for our Care Management Services segment. The factors contributing to these trends are further described for each of our segments below.

Health Services. The primary factors contributing to Health Services’ gross profit increase were higher visits, increased revenue per visit and increases in diversified services. The primary factors contributing to this segment’s slight gross profit margin decrease relate to increased expenses for personnel costs and professional liability insurance expense.

Network Services. Network Services’ gross profit and gross profit margin decreased in the third quarter and first three quarters of 2005 from the third quarter and first three quarters of 2004 primarily due to a decline in revenue, partially offset by a decrease in expenses. Our gross profitability from this segment was also affected by a decrease in our revenue from our higher-margin workers’ compensation preferred provider organization services and due to the effects of the California fee schedule change. In coming quarters, we believe that our gross margin percentage for these services will continue to decrease slightly due to the fact that our newer workers’ compensation clients and bill volumes have generally related to our relatively lower margin bill review services and to decreases in the revenue from the loss of a significant customer account described above.

Care Management Services. The increase in our gross profit margins and year-to-date gross profit for our Care Management Services segment were due primarily to cost reduction initiatives and secondarily due to an emphasis on seeking to reduce our concentration in service areas and with certain accounts that have been unprofitable. During the second half of last year, we undertook reorganization efforts that sought improvements in the cost structure of this segment. We also refocused our emphasis towards increasing our overall profitability by reducing the amount of our services in less profitable portions of our care management services and in seeking increases in the overall pricing levels. These factors contributed to our increase in gross profitability during the third quarter and first nine months of 2005.

General and Administrative Expenses

General and administrative expenses decreased 9.9% in the third quarter of 2005 to $29.7 million from $32.9 million in the third quarter of 2004, or 10.2% and 11.6% as a percentage of revenue for the third quarters of 2005 and 2004, respectively. For the first nine months of 2005, general and administrative expenses decreased $7.2 million, or 7.3%, to $91.7 million from $98.9 million in the first nine months of 2004. The decrease in general and administrative expenses during the third quarter of 2005 from the third quarter of 2004 was primarily due to reduced property and casualty insurance expense, depreciation expense, legal expenses, and accounting fees, which were partially offset by increased personnel costs. We had lower accounting fees during the third quarter of 2005 primarily due to the fact that we incurred significant implementation costs associated with Section 404 of the Sarbanes-Oxley Act during the same quarter of last year. The decrease in the year-to-date 2005 general and administrative expenses was primarily due to reduced property and casualty insurance expense, depreciation expense, and accounting fees, which were partially offset by increases in personnel costs and legal expenses. Additionally, during the second quarter of 2004, we incurred $2.5 million in compensatory expenses in connection with our refinancing transaction.

Loss on Impairment of Goodwill and Long-Lived Assets

We experienced a decline in the operating performance of our Care Management Services (“CMS”) reporting unit during the third quarter of 2004, and a culmination of events led us to lower the long-term outlook for this line of our business. As a result of the change in our outlook for our CMS reporting unit, we performed an evaluation of our long-lived assets, which include property, plant and equipment as well as our internal use software. In reviewing the long-lived asset values, we applied the provisions of Statement of Financial Accounting Standards No. (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). We performed our impairment evaluation of the asset groups at each of CMS’ business units, as these are the lowest levels for which identifiable cash flows are available. In performing the evaluation of the assets of the independent medical exams portion of our CMS reporting unit, we determined that the total expected future discounted cash flows for this business unit were less than the carrying value of its assets. Accordingly, during the third quarter of 2004, we incurred an impairment charge of $5.7 million, which represents the difference between the fair value of the independent medical exams services long-lived assets and their carrying value. We estimate that our annual depreciation expense is reduced by approximately $2.1 million for these impaired assets.

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

Although we have lowered our outlook for this reporting unit, we have traditionally reduced its cost structure commensurate with declines in business volumes. To the extent CMS’ volumes decline in the future, we would seek to further reduce the primarily variable cost structure of this business unit. CMS represents a relatively small percentage of the Company’s operating income and cash flows. We believe further reduction in CMS’ business volumes would not have a significant adverse impact on our overall operating results, cash flows or financial position. We completed our 2005 annual impairment tests of goodwill and determined that no impairment existed at July 1, 2005.

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

Interest Expense, Net

Interest expense decreased $0.2 million in the third quarter of 2005 to $14.2 million from $14.4 million in the third quarter of 2004. For the first nine months of 2005 and 2004, interest expense was $41.3 million and $42.4 million, respectively. Interest expense decreased primarily due to a decrease in our total debt despite higher interest rates on our credit facility. The redemption of our 13% senior subordinated notes in June and August 2004 partially offset the issuance of the 9 1/8% senior subordinated notes in June 2004. Rising market interest rates have caused interest rates under the existing credit facility to be higher than those under the prior credit facility. As of September 30, 2005, approximately 52.2% of our debt contained floating rates. Rising interest rates would negatively impact our results. See “Liquidity and Capital Resources” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Economic Hedges

In March 2005, we entered into a series of economic hedges to reduce the effect of variable interest rate fluctuations on a portion of our credit facility. These economic hedges convert a total of $80.0 million of variable rate debt to fixed rates and expire in various amounts over a three-year period ending March 2008. We recognize the changes in fair value of these economic hedges as assets and liabilities include any adjustments to the fair value each period in earnings. We recorded a gain of $0.7 million and a loss of $0.1 million, respectively, in the third quarter and first nine months of 2005, related to the change in the fair value of these economic hedges. The computation of gains and losses is based upon the change in the fair value of our economic hedges, which results in non-cash charges or credits to our earnings and does not impact cash flows from operations or operating income.

Early Retirement of Debt

We redeemed $114.9 million principal amount of our 13% senior subordinated notes in June 2004 and the remaining $27.6 million principal amount of our 13% senior subordinated Notes in August 2004. We included in income from continuing operations $2.3 million and $14.1 million of debt extinguishment costs in the third quarter and first nine months of 2004, respectively. The third quarter 2004 costs were comprised of $1.8 million of call premiums on the redeemed notes and $0.5 million of related existing deferred financing fees. The year-to-date 2004 costs were comprised of $11.6 million of call premiums and consent payments on the redeemed notes and $2.5 million of related existing deferred financing fees.

Provision (Benefit) for Income Taxes

We recorded tax provisions of $2.5 million and $8.5 million in the third quarter and first nine months of 2005, respectively, which reflected effective tax rates of 10.5% and 13.6%, respectively. For the third quarter and first three quarters of 2004, we recorded a tax benefit of $0.1 million and a tax provision of $8.9 million, respectively, which reflected effective tax rates of 0.6% and (180.1%), respectively. The 2005 effective rates differed from the statutory rate primarily due to the reduction of previously accrued income tax liabilities in connection with resolution of the federal income tax audit during the second and third quarters of 2005. The 2005 effective tax rate was accordingly impacted by a $17.8 million benefit to income tax expense resulting from the closing of the Internal Revenue Service audit. Additionally, the impact of both state income taxes as well as other permanent differences created a difference between the effective and statutory rates. The 2004 effective rate differed from the statutory rate primarily due to the impact of state income taxes, the impairment of goodwill in the third quarter of 2004, the release of the deferred income tax valuation allowance, and other permanent differences. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate in the last quarter of 2005.

Discontinued Operations

Due primarily to recent operating performance, management determined that it should sell or close the operations of our Canadian field case management services. We completed the sale of these operations in August 2005 for $13,900 cash consideration, which approximates net book value. We recorded losses from discontinued operations of $0.5 million and $0.6 million for the third quarters of 2005 and 2004, respectively, and losses of $0.5 million and $0.7 million for the first nine months of 2005 and 2004, respectively.

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

We acquired eleven occupational healthcare centers in the first nine months of 2005. We currently believe we will consummate several additional acquisitions of centers in small transactions in our Health Services segment during the last quarter of 2005.

In July 2005, we amended our revolving credit facility to provide for an increase in the authorized levels of acquisitions by $20.0 million per year of the agreement. As revised, without prior authorization of our senior lenders, we could acquire up to $55.0 million in 2005, $57.5 million in 2006, $60.0 million in 2007, and $42.5 million for the period from January 1, 2009 through June 30, 2009.

We acquired all of the outstanding shares of capital stock of Beech Street on October 3, 2005, in a $165.0 million cash transaction. Beech Street was privately-held and was based in Lake Forest, California. Beech Street is one of the country’s leading preferred provider organizations and has approximately 400,000 physicians, 52,000 ancillary providers, and 3,800 acute care hospitals within its provider network. Beech Street had revenue for the twelve-month period ending September 30, 2005 of approximately $70.6 million. In connection with the acquisition, we refinanced our senior credit facility. We replaced our existing $501.5 million term loan facility with a new $675.0 million senior credit facility, consisting of a $150.0 million revolving credit facility and a $525.0 million term loan facility. The new senior credit facility also provides us with a lower rate of interest on our borrowings under this agreement. As part of the refinancing of the senior credit facility, we will write-off approximately $6.0 million of related, unamortized deferred financing fees in the fourth quarter of 2005. We currently intend to operate and report on Beech Street within our Network Services segment and believe that in connection with the other group health and workers’ compensation services that we offer, Beech Street will offer us with opportunities to increase our rate of revenue growth within this business segment.

We acquired all of the outstanding shares of capital stock of OH+R on October 31, 2005, for an aggregate purchase price of approximately $48.5 million plus retained cash. OH+R was a publicly-held corporation and provided occupational health care services through 34 health centers located predominantly in the northeastern United States. OH+R had revenue of approximately $58.5 million during the twelve-month period ending September 30, 2005. We funded this acquisition through the use of our unrestricted cash balances. We currently intend to integrate OH+R’s centers into our existing nationwide network of health centers, increasing our health centers by 27. The remaining seven centers acquired in the transaction, located in overlapping markets, will be combined with existing centers.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 (“SFAS 153”), which is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. SFAS 153 amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 had no financial impact on our financial statements.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). This statement requires companies to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123R eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, that we currently use. This statement is effective for us beginning in the first quarter of 2006. SFAS 123R offers alternate methods of adopting this standard. We intend to adopt SFAS 123R on a prospective basis in the first quarter of 2006 and continue to use the Black-Scholes option pricing model to estimate the fair value of stock options granted. Based on current analyses and information, we expect that the combination of expensing stock options upon adoption of SFAS 123R in 2006 and grants of other stock-based incentive awards will result in significant additional expense.

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 107 (“SAB 107”) that expresses the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123R. We are currently evaluating the impact that SAB 107 will have on our consolidated financial position, results of operations, and cash flows upon its adoption in 2007.

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

Liquidity and Capital Resources

Because the majority of our debt maturities do not commence until 2010 and our current level of cash provided by operating activities exceeds our currently anticipated capital expenditures, occupational healthcare center acquisitions, and principal repayment requirements, we currently believe that our cash balances, the cash flow generated from operations, and our borrowing capacity under our revolving credit facility will be sufficient to provide for our liquidity needs over the next two years, excluding significant acquisitions. Although we currently anticipate achieving the financial covenant requirements of our senior credit facility, our ability to be in compliance with the increasingly restrictive ratios depends on our ability to increase cash flows over current levels. If we are confronted by adverse business conditions during the coming two years and our cash flows decline, we could face more immediate pressures on our liquidity that might necessitate us taking actions to amend or refinance our senior indebtedness.

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

Cash Flows from Operating Activities. Cash flows from operating activities provided $96.7 million for the nine months ended September 30, 2005 and $71.6 million for the nine months ended September 30, 2004. The increase in cash flows from operating activities in the first nine months of 2005 from the first nine months of 2004 was primarily a result of increased operating income. During the first nine months of 2005, $14.2 million of cash was provided by changes in working capital, related to increased accounts payable and accrued liabilities of $23.9 million and decreased accounts receivable of $0.8 million, partially offset increased prepaid expenses and other assets of $10.5 million. Accounts payable and accrued expenses and prepaid expenses and other assets increased due to the timing of certain payments, including payment of taxes, accrued payroll and accrued interest on our debt. During the first nine months of 2004, $7.7 million of cash was provided by changes in working capital, related to increased accounts payable and accrued liabilities of $9.5 million and decreased prepaid expenses and other assets of $10.2 million, partially offset by increased accounts receivable of $12.0 million. The increase in accounts receivable primarily relates to increases in revenue in the first nine months of 2004. Accounts payable and accrued expenses increased and prepaid expenses and other assets decreased due to the timing of certain payments, including the payment of taxes and employee benefits.

One of our financial objectives is to minimize the amount of net working capital necessary for us to operate. We believe that through these efforts, we may be able to generally reduce our overall borrowing requirements. Accordingly, we periodically strive to improve the speed at which we collect our accounts receivable and to maximize the duration of our accounts payable. Our DSO on accounts receivable was 55 days at September 30, 2005, as compared to 60 days as of September 30, 2004. We calculated DSO based on accounts receivable, net of allowances, divided by the average revenue per day for the prior three months. The decrease in the DSO in the third quarter of 2005 from the third quarter of 2004 was primarily due to increased collections.

Cash Flows from Investing Activities. In the first nine months of 2005, we used net cash of $8.3 million in connection with acquisitions and $35.1 million to purchase property, equipment, and other assets, consisting primarily of new computer hardware, software technology, and leasehold improvements. Proceeds from the sale of the Ohio MCO assets provided $1.6 million of net cash in the first nine months of 2005. In the first half of 2004, we used net cash of $6.8 million in connection with acquisitions and $19.2 million to purchase property, equipment, and other assets, consisting primarily of new computer hardware and software technology.

Given the current rate of growth in our Health Services segment and the opportunities we perceive for future expansion of this business, we anticipate increasing our expenditures during 2005 for health center relocations, de novo development of health centers, improvements to acquired health centers, and renovations. Additionally, in the ordinary course of business we endeavor to fund capital expenditures for various information technology projects that we believe will support our continued growth. Based upon our current estimates, we believe our various information technology expenditures could increase in coming quarters, primarily to support our future growth in the Network Services segment. As a result of these trends in health center and information technology projects, we anticipate that our capital expenditures for 2005 will increase to an amount greater than that incurred during the preceding years. In prior years, our capital expenditures have generally been in a range of 3% to 5% of our revenue. Despite the anticipated increases in our expenditures, we believe that our expenditures for 2005 will not exceed this range. Effective January 1, 2005, we replaced our existing professional liability insurance coverage with third-party insurance companies with a new self-insurance, or captive, arrangement. We anticipate funding a total of approximately $5.0 million to $7.0 million as an increase in restricted cash and restricted short-term investments in 2005 as required by our captive insurance arrangement. Excluding routine health center acquisitions, we anticipate spending approximately $213.5 million for acquisitions in the last quarter of 2005.

Cash Flows from Financing Activities. Cash flows used in financing activities in the first three quarters of 2005 of $33.8 million were primarily due to payments on debt of $33.2 million, which includes a $30.1 million prepayment of our term loan, and distributions to minority interests of $0.7 million. Cash flows used in financing activities in the first three quarters of 2004 of $41.0 million were primarily due to financing transactions in June and August 2004. In connection with these financing transactions, we used cash to redeem $142.5 million of our 13% senior subordinated notes, pay a $96.0 million dividend to our parent, Concentra Inc., pay $11.6 million of early debt retirement costs, and pay $8.6 million of deferred financing costs. We received $152.9 million in net proceeds from the issuance of our 9 1/8% senior subordinated notes and $70.0 million in incremental term loan borrowings under our credit agreement. In the first nine months of 2004, we also paid $2.9 million on our term loans under our credit facility, $1.5 million on a capital lease for software, and $1.1 million in distributions to minority interests.

As necessary, we make short-term borrowings under our credit facility for working capital and other purposes. Given the timing of our expenditures for payroll, interest payments, acquisitions, and other significant outlays, our level of borrowing under our revolving credit facility can vary substantially throughout the course of an operating period. During 2004 and the first nine months of 2005, we had no borrowings under our revolving credit facility.

Our credit facility requires us to satisfy certain financial covenant ratio requirements including leverage ratios, interest coverage ratios, and fixed charge coverage ratios. In the first nine months of 2005, we were in compliance with our covenants, including our financial covenant ratio tests. The leverage ratio and interest coverage ratio requirements for the quarter ended September 30, 2005, were 5.00 to 1.00 and 2.45 to 1.00, respectively. While less restrictive than the requirements under the previous credit facility, the leverage ratio and the interest coverage ratio requirements under the new credit facility become increasingly more restrictive in future quarters through the second quarter of 2010 and the first quarter of 2010, respectively. Although we currently anticipate achieving these required covenant levels, our ability to be in compliance with these more restrictive ratios will be dependent on our ability to increase cash flows over current levels. At September 30, 2005, we had no borrowings and $19.2 million of letters of credit outstanding under our $100.0 million revolving credit facility and $366.6 million in term loans outstanding under our term loan facility. Our total indebtedness outstanding was $701.6 million at September 30, 2005.

Our credit facility also contains prepayment requirements that occur based on certain net asset sales outside the ordinary course of business by us, from the proceeds of specified debt and equity issuances by us, and if we have excess cash flow, as defined in the agreement. Because of our excess cash flow (as defined in the agreement) during 2004, we prepaid $30.1 million of our term loan during the second quarter of 2005. We were not required to make any such prepayments under the respective provisions in 2004, the first quarter of 2005, or third quarter of 2005. Based upon our financial projections, we anticipate that we may continue to be required to make such prepayments in future periods.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On July 20, 2005, the board of directors of Concentra Operating Corporation (“Concentra Operating”) was re-elected in its entirety. On that date, Concentra Inc. (“Concentra Holding”), as sole stockholder of Concentra Operating, by written consent in lieu of annual meeting of stockholders, voted all of Concentra Operating’s outstanding stock in favor of the re-election of the following persons to serve as the directors of Concentra Operating until the next annual meeting of stockholders: John K. Carlyle, Carlos A. Ferrer, David A. George, D. Scott Mackesy, Steven E. Nelson, Paul B. Queally, Richard J. Sabolik, and Daniel J. Thomas. The board of directors of Concentra Operating did not solicit proxies.

Also on July 20, 2005, at the annual meeting of stockholders of Concentra Holding, the board of directors of Concentra Holding was re-elected in its entirety. The board of directors of Concentra Holding did not solicit proxies. At the annual meeting of Concentra Holding:

•	By a vote of 22,656,194 shares in favor, none opposed, none abstaining, the common stockholders of Concentra Holding re-elected the following persons to serve as directors of Concentra Holding until the next annual meeting of stockholders: John K. Carlyle, David A. George, D. Scott Mackesy, Steven E. Nelson, Paul B. Queally, Richard J. Sabolik, and Daniel J. Thomas; and

•	By a vote of 2,210,295 shares in favor, none opposed, none abstaining, the Class A common stockholders of Concentra Holding, voting as a separate class, re-elected Carlos A. Ferrer to serve as a director of Concentra Holding until the next annual meeting of stockholders.

Also on July 20, 2005, at the annual meeting of stockholders of Concentra Holding, as previously reported to the SEC, the stockholders of Concentra Holding approved the 2005 Stock Option Plan for Non-Employee Directors (the “Stock Option Plan”). The Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan, as amended, is incorporated into and forms a part of the Stock Option Plan. The Stock Option Plan was approved by a vote of 24,866,489 shares in favor, none opposed, and none abstaining.

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

CONCENTRA OPERATING CORPORATION

November 10, 2005	By:	/s/ Thomas E. Kiraly
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