Form 10-K
period 2005-12-31
CONCENTRA OPERATING CORP
filed 2006-03-29
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: As a voluntary filer, not subject to the filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

            Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter is $0.00. The aggregate market value of the non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter is $0.00.

The registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation. As of March 1, 2006, there were 36,330,334 shares outstanding of Concentra Inc. common stock, none of which were publicly traded. Currently there is no established trading market for these shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

CONCENTRA OPERATING CORPORATION

FORM 10-K

Fiscal Year Ended December 31, 2005

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

Although we believe that these forward-looking statements reasonably reflect our plans, intentions, and expectations, we can give no assurance that we will achieve these plans, intentions, and expectations. Any or all forward-looking statements in this report may turn out to be wrong. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we currently believe may affect our financial condition, results of operations, business strategy, and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties, and assumptions, including the risks, uncertainties, and assumptions described under the headings in Item 1, “Business,” including Item 1A, “Risk Factors.”

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

PART I

ITEM 1. BUSINESS

General

Concentra Operating Corporation, a Nevada corporation (“Concentra Operating” or the “Company”), is a direct subsidiary of Concentra Inc. (“Concentra Holding”). References to “we,” “us,” and “our” refer to Concentra Holding, Concentra Operating, and Concentra Operating’s subsidiaries.

We are dedicated to improving quality of life by making healthcare accessible and affordable. We seek to achieve this goal by developing and delivering services designed to promote favorable outcomes and to increase efficiencies in the delivery of and payment for healthcare services. In 2005, we serviced over 6.5 million patient visits, reviewed and repriced over $11.5 billion in medical bills, and managed or reviewed over 262,000 cases. From a foundation of services designed to improve workers’ compensation results for our customers, we have expanded successfully into the group health and auto injury services markets, where payors of healthcare and insurance benefits also routinely seek to enhance healthcare access and affordability.

We provide our services through three operating segments: Health Services, Network Services, and Care Management Services.

Through our Health Services segment, we are a leading provider of primary occupational healthcare services in the United States. We operate a nationwide network of primary care centers principally dedicated to the treatment of workplace injuries, including a range of physical therapy and rehabilitation services, and the performance of other employment-related healthcare services. Our affiliated professional associations perform these services through their approximately 745 primary care physicians and 550 physical therapists, as well as physician assistants, occupational therapists, nurses, and other licensed healthcare providers. With our recent acquisition of Occupational Health + Rehabilitation Inc (“OH+R”), as of March 1, 2006, we have 301 centers located in 40 states. Our Health Services segment brings extensive clinical expertise to its focus on achieving favorable patient outcomes through appropriate utilization, with a special emphasis on rapid initial treatment, timely follow up, and increased overall medical management. We seek to improve patient recovery, to facilitate rapid return to work, and to lower the total cost of patient injuries and illnesses.

Our Network Services segment provides a broad range of services (primarily to insurance companies, third-party administrators, and other non-governmental healthcare payors) designed to improve healthcare affordability by increasing healthcare access, reducing inefficiencies, repricing claims, and streamlining the administration of healthcare financial arrangements between payors and providers. Through our preferred provider organization (“PPO”) subsidiaries, Beech Street Corporation (“Beech Street”) and FOCUS Healthcare Management, Inc. (“FOCUS”), we enter into direct and indirect prospective contractual pricing agreements with health care providers. We offer services designed to assist payors in the review and repricing of the bills they receive from medical providers after healthcare services are rendered but before payment is made. To do so, we provide calculations of the difference between a provider’s charges and, as applicable, either contracted rates, a fee schedule, or usual, customary, and reasonable (“UCR”) rates, and we engage in direct negotiations with health care providers on behalf of payors when rates for such services were not pre-negotiated. Then, after payment is made by payors, we retrospectively review charges to identify errors. Each of these three categories of network services results in substantial savings to our payor customers. We estimate that, during 2005, the use of our network services enabled our customers to reduce their healthcare expenses by approximately $2.4 billion.

Our Care Management Services segment seeks to promote appropriate healthcare access and utilization by performing services designed to monitor cases and facilitate the return to work of injured or ill employees who have been out of work, receiving healthcare, or both, for an extended period of time due to a work-related or auto incident or disability. Our Care Management Services include field case management, telephonic case management, independent medical examinations, utilization review and management, and peer reviews. In 2005, we managed or reviewed over 262,000 cases.

Through our Health Services segment, we served more than 190,000 employer locations in 2005. Through our Network Services and Care Management Services segments, we provided services to more than 1,850 insurance companies, group health plans, third-party administrators, and self-insured employers. Our employer and payor customers provide virtually all of our revenue, with less than 1.0% of our revenue currently derived from Medicare or Medicaid reimbursement.

The following chart provides an overview of our services and customer markets:

Health Services	Network Services	Care Management Services

•     301 centers nationwide

•     Treatment for work-related injuries and illnesses

•     Physical therapy

•     Pre-placement physicals

•     Drug and alcohol testing

•     Diversified services:

•     Pharmacy management services

•     Employee on-site locations

•     National PPO network for group health and workers’ compensation

•     Review and reprice medical bills received by insurance companies and other payors

•     Achieve customer savings through fee negotiation, bill repricing, and access to PPO networks

• Professional services aimed at reviewing and resolving extended cases, including: • Case management • Independent medical exams

OUR BUSINESS STRATEGY

According to the Centers for Medicare & Medicaid Services, national health expenditures were approximately $1.9 trillion in 2004, and have grown at annual rates of between 7.9% to 8.5% since the year 2000. Health expenditures constituted 16.0% of the gross domestic product in 2004 as compared to 13.8% in 2000 and 5.2% in 1960. These cost trends are placing increasing burdens on government, employers, and individuals as they collectively seek new alternatives for increasing the access to and affordability of healthcare.

We believe that our breadth of services, our expertise, and our nationwide presence will provide us with increasing opportunities to provide specific solutions to key components of these growing healthcare access and affordability issues. We also believe that the rates of growth in the cost of healthcare procedures, the general increase in the average age of Americans, and the growing concerns regarding the effects of lifestyle on general health will contribute to an increasing demand for services that promote successful outcomes.

As a result of these trends and market opportunities, we intend to develop and deliver increasingly innovative services designed to promote favorable outcomes and to increase efficiencies in the delivery of and payment for healthcare services. To that end, we will pursue the following business strategies:

Promote Healthcare Affordability by Expanding our Position in Network Services Product Offerings. We believe we are the largest outsource provider of out-of-network bill review and repricing services in the nation today, managing almost $5.8 billion annually in medical claim volume for the group health market, as well as offering network management services that include preferred provider and other managed care networks. Our network services enable payors to improve payment accuracy and cycle times, to eliminate redundant costs, to improve network management efficiency, to reduce the medical and administrative costs associated with in-network and out-of-network medical care, and to meet automatic claims adjudication objectives. Historically, our PPO product offering has been largely limited to workers’ compensation, while our focus in the group health industry has been in services designed to reduce and limit out-of-network medical costs. With the Beech Street acquisition, we have now expanded our Network Services offerings to include our own proprietary group health PPO. With our Beech Street PPO, coupled with our FOCUS PPO, we believe that we are well positioned to expand our role in network services product offerings, particularly in the group health and workers’ compensation industries. We believe that the expanded scope of our network services and our demonstrated experience and effectiveness will enable us to continue to expand the services we provide to our current customers and to potential new customers throughout our Network Services segment.

Continue to Leverage our Extensive Clinical and Management Expertise to Achieve Favorable Outcomes for our Patients. By virtue of our long-term, industry-leading experience in primary occupational healthcare, we believe that we have developed a wide expertise in the treatment of a range of primary care injuries and illnesses and gathered an extensive proprietary database of primary care treatment and outcomes information. Through access to high-quality medical professionals employed by our affiliated professional groups, our other highly trained personnel, and our experience-based protocols, we intend to continue to leverage this treatment expertise and outcomes data to deliver care leading to the best possible outcomes for our patients. We also intend to expand this outcomes-based treatment success into complementary patient care settings and other healthcare delivery opportunities.

Promote Greater Access to Healthcare by Continuing to Expand the Geographic Scope and Breadth of our Healthcare Service Offerings. We intend to continue to expand our Health Services operations by building and selectively acquiring healthcare centers in new and existing markets, by expanding the types of healthcare and related services provided at and through our centers and related operations, and by continuing to promote our full range of services to patients, employers, and payors throughout the markets we serve. Our experienced business development team is dedicated to identifying and capitalizing on the most attractive opportunities available for expanding our network of centers in markets throughout the United States. From our industry-leading position in occupational healthcare, we will continue our expansion into new and enhanced types of related services, such as group health physical therapy and rehabilitation, and into additional avenues of service delivery, such as on-site services, workers’ compensation pharmacy benefit management services, and specialist network services. Finally, aided by advanced database research and account management techniques and extensive, relevant patient outcomes information, our more than 340-person Health Services sales force will promote the healthcare and related services we offer to new and existing customers. In this manner, we intend to increase the number of our patient visits and enhance the breadth and scope of our primary healthcare services and operations.

Broaden our Service Offerings and Increase Profitability through Continued Investment in Technology. We have used technology effectively to deliver and demonstrate better outcomes – both in terms of patient outcomes and in terms of service delivery outcomes – at a more efficient cost. We intend to continue to invest in technology to identify and deliver further improvements in the treatment, management, and administrative oversight of medical cases, thereby creating additional revenue opportunities from this proprietary resource. We also intend to continue building electronic interfaces with payors in an effort to reduce both their administrative burdens and our operating expenses. In this regard, we expect to expand our ability to deliver to our customers a fully outsourced document management and mailroom management solution that will provide a single electronic storage location for all documents related to a healthcare claim. Our objective is to reduce our customers’ costs related to claim and bill administration by combining this single electronic storage location with a proprietary, web-based tool set that allows easy entry of referrals, queries, and other requests for services, as well as offering on-line access to all relevant documentation, including reports, bills, provider notes, and claims.

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

Workers’ compensation legislation in the United States generally requires employers, either directly or indirectly through the use of insurance, to fund the total costs of an employee’s medical treatment and lost wages, legal fees, and other costs associated with a work-related injury or illness. Typically, work-related maladies are broadly defined, and injured or ill employees are entitled to extensive benefits. Employers are required to provide first-dollar coverage with no co-payment or deductible due from the injured or ill employee and, in many states, there is no lifetime limit on expenses any one employee can incur. In exchange for providing this coverage to employees, employers are not liable for benefits in excess of those provided under the relevant state statutes. Employers provide this extensive benefits coverage, both for medical costs and lost wages, by purchasing commercial insurance from private insurance companies, by participating in state-run insurance funds, or by self-insuring.

The amounts and methods of compensation for healthcare providers who perform workers’ compensation injury care services differ from state to state. As of March 1, 2006, 42 states had adopted fee schedules under which all healthcare providers are uniformly compensated within a particular state. The fee schedules are set by each state and generally prescribe the maximum amounts that may be paid for a designated procedure. In states without fee schedules, healthcare providers are reimbursed based on UCR fees charged in the particular state in which the services are provided.

Limits on an employee’s right to select a specific workers’ compensation healthcare provider vary by state. According to the Workers’ Compensation Research Institute, 38 states currently limit employees’ initial choice of provider, and two states prohibit employees from changing providers. Furthermore, 45 states and the District of Columbia currently place restrictions on employees’ ability to switch providers, including provisions requiring employer approval for any changes. Generally, an employer has the ability to direct its employees to particular providers when the employer is self-insured. It has been our experience that our results of operations and business prospects in a particular state do not materially differ as a result of state-to-state differences in the requirements regarding direction of care. We believe that employers greatly influence their employees’ choices of physicians even in states that permit employees to select their own providers. However, if states allow more employer discretion to utilize prescribed networks of care, that may allow for more direction to our centers and utilization of our networks of contracted providers.

In recent years, the dollar amount of workers’ compensation claims has increased significantly. According to the National Safety Council, total workers’ compensation costs to employers in the United States exceeded $142.2 billion in 2004, the latest date for which this information is available. Although total U.S. workers’ compensation costs have increased, work-related injury rates have declined due to improvements in workplace safety and general shifts in job composition toward less demanding work activities, as well as outsourcing of certain job functions to foreign countries. Historically, steady increases in the overall workforce have partially offset these declining injury rates. We believe the market for workers’ compensation and occupational healthcare will grow in future years primarily due to the following factors:

•	premium increases for workers’ compensation insurance;

•	broader definitions of work-related injuries and illnesses covered by workers’ compensation laws;

•	shifts in medical costs from group health plans to the workers’ compensation system as the result of an increase in the number of uninsured individuals and the first dollar coverage provided in workers’ compensation programs;

•	an aging work force;

•	medical cost inflation;

•	the under-utilization of comprehensive cost containment programs in the workers’ compensation industry; and

•	the recovery of employment growth rates in the United States.

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

Non-Injury Occupational Health Services. Non-injury occupational health services include physical examinations, drug and alcohol testing, functional capacity testing, and other related programs designed to meet specific employer, state, or federal requirements. Non-injury occupational healthcare services also include programs to assist employers in complying with an increasing number of federal and state health and safety requirements, including hearing conservation programs, toxic chemical exposure surveillance and monitoring programs, and physical examinations mandated by the Department of Transportation and Federal Aviation Administration. Federal laws governing health issues in the workplace, including the Americans with Disabilities Act, have increased employers’ demand for healthcare professionals who are experts in these services.

Network Services and Care Management Services

Our Network Services segment provides a broad range of services designed to improve healthcare affordability. Our Care Management Services segment seeks to promote appropriate healthcare access and utilization by injured or ill employees, and to facilitate their rapid return to work. We provide our network services and care management services to the following three industries:

Group Health Industry. According to the Centers for Medicare and Medicaid Services, private health insurance expenditures for personal healthcare in the United States are projected to total over $707 billion in 2005 and $722 billion in 2006. Most group health services are provided pursuant to contractual arrangements between participating healthcare providers (including hospitals, doctors, and other providers) and group health payors including commercial health insurance and Blue Cross plans. These arrangements are most often described as preferred provider organization (or “PPO”) plans or health maintenance organization (or “HMO”) plans. Insurers and third-party administrators can create their own contracted network of preferred providers or contract with independently owned PPOs to utilize their networks. Most larger, commercial payors use a combination of owned and contracted PPO networks. Healthcare payors are also exposed to high costs when medical care under a group health plan is delivered on a non-contractual basis, commonly referred to as an out-of-network claim. These claims arise when services are provided outside a healthcare payor’s geographic coverage area or its network of providers. Out-of-network healthcare claims expose payors to a greater incidence of over-utilization and cost shifting than do contracted or in-network claims. Out-of-network bill review service providers produce savings for their customers by analyzing and applying cost savings techniques to out-of-network medical claims.

Workers’ Compensation Industry. As workers’ compensation costs continue to increase, employers are increasingly seeking to lower the total cost of employee injuries and illnesses by achieving more successful outcomes and lowering the cost per medical encounter. Several states have adopted legislation encouraging the use of workers’ compensation managed care organizations in an effort to enable employers to improve their workers’ compensation costs. State laws regulating managed care organizations generally provide employers with an opportunity to channel injured employees into provider networks.

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

Health Services

Through our Health Services segment, we operate a nationwide network of primary care centers principally dedicated to the treatment of workplace injuries, including a range of physical therapy and rehabilitation services, and to the performance of other employment-related healthcare services. Including our recent acquisition of OH+R, as of March 1, 2006, we have 301 centers located in 40 states. Our Health Services segment brings extensive clinical expertise to its focus on favorable patient outcomes through appropriate utilization, with a special emphasis on rapid initial treatment, timely follow up, and increased overall primary medical management. We seek to improve patient recovery, to facilitate rapid return to work, and to lower the total cost of patient injuries and illnesses.

Our affiliated professional groups perform these services through their approximately 745 primary care physicians and 550 physical therapists, as well as physician assistants, occupational therapists, nurses, and other licensed healthcare providers. We maintain long-term management agreements with each professional group pursuant to which we manage all administrative aspects of the clinics, providing a broad array of business services to facilitate the provision of medical services at the occupational healthcare centers by the licensed healthcare professionals whom they employ.

Additionally, in response to the needs of large employers whose workforces extend beyond the geographic coverage available through our centers, we have expanded our healthcare service offerings to include a network of select occupational healthcare providers. For certain services, these providers are able to use our proprietary software to benchmark treatment methodologies and outcomes achieved, thereby extending the delivery of consistent, high-quality health services to our customers.

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

During 2005, 46.6% of all patient visits to our centers were for the treatment of injuries and 53.4% were for non-injury occupational healthcare services.

Provider Arrangements. We provide long-term, comprehensive management services to the professional groups that employ the physicians and other licensed healthcare providers who provide healthcare services in our centers. These affiliated professional groups are independently organized professional associations or corporations that are owned by physicians and that employ the physicians, physician assistants, physical therapists, occupational therapists, nurses, and other licensed healthcare providers who provide healthcare services to our centers’ patients.

The physicians and other licensed providers employed by our affiliated professional groups typically do not maintain other practices. The physicians and other licensed providers also typically enter into written employment agreements with one of our affiliated professional groups that prohibit the provider from competing with the professional group within a defined geographic area and from soliciting its employees and clients for a period of time after termination of employment. The enforceability of these restrictive covenants varies from state to state, but the professional groups attempt to structure and enforce these agreements in compliance with applicable laws.

We maintain long-term, comprehensive management agreements with our affiliated professional groups under which we exclusively manage all aspects of the operation other than the performance of medical services. Under each management agreement, we provide a wide array of business services to our affiliated professional groups, such as:

•	non-medical support personnel;

•	practice and facilities management;

•	billing and collection;

•	accounting;

•	tax and financial management;

•	human resources management;

•	risk management;

•	marketing and information-based services, such as process management and outcomes analysis; and

•	assistance in the recruitment of physicians, physicians assistants, physical therapists, occupational therapists, nurses, and other licensed healthcare providers.

We receive a management fee based on the services performed at the centers. The management fee is subject to renegotiation and may be adjusted from time to time to reflect industry practice, business conditions, and actual expenses for contractual allowances and bad debts. Our affiliated professional groups operate in accordance with annual budgets. We consult with our affiliated professional groups to aid in establishing their budgets. The management agreements with our affiliated professional groups provide that we have no obligation to supply working capital out of our funds for our affiliated professional groups or their operations.

The physician owners of our affiliated professional groups retain sole responsibility for all medical decisions, as well as for hiring and managing physicians and certain other medical employees, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance. Subject to certain exceptions, each of our affiliated professional groups indemnifies us against any loss or expense arising from acts or omissions of the professional group, including claims for malpractice.

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

We typically generate revenue from our Health Services segment on a fee-for-service basis. Revenue from our Health Services segment as a percentage of our total revenue was 49.1% in 2003, 52.6% in 2004, and 57.7% in 2005.

Network Services

Our Network Services segment provides a broad range of services (primarily to insurance companies, third-party administrators, and other non-governmental healthcare payors) designed to improve healthcare affordability by increasing healthcare access, reducing inefficiencies or errors in pricing, and streamlining administration of healthcare financial arrangements between payors and providers. We provide these services to the workers’compensation, group health, and auto insurance markets. Through this segment of our business, we seek to lower the cost of each claim or bill. Our Network Services offerings include:

•	access to preferred provider networks;

•	network management;

•	in-network and out-of-network bill review and repricing services; and

•	first notice of loss or injury services.

We offer our network services both separately and on a bundled basis as a part of a full-service cost containment program. Our comprehensive approach to cost containment serves the needs of a broad range of customers, from local to national accounts. Our network services customers typically pay us an agreed-upon fee per bill reviewed and repriced or a percentage of their savings generated by the performance of our services, except that our first notice of loss or injury customers reimburse us on a fee-for-service basis.

We believe that the demand for our network services will continue to increase as a result of:

•	greater payor awareness of the availability of these techniques for controlling the costs of medical claims;

•	verifiable savings obtained through the application of cost containment techniques;

•	ongoing improvements in savings obtained through cost containment services;

•	greater savings available by using a more extensive contracted PPO network that includes geographical areas where the payor’s presence is too modest for it to establish its own provider contracts; and

•	the need for enhanced claims processing efficiencies that will drive administrative savings in each industry we serve.

Access to Preferred Provider Networks. We provide our customers with access to national provider networks. These networks offer medical care at pre-negotiated discounts, enabling our customers to access a contracted provider network as a means of managing their healthcare costs. As a result of our recent acquisition of Beech Street, as of March 1, 2006, our national provider network now includes more than 675,000 contracted physicians and other healthcare service providers, and over 6,000 hospitals, located in all 50 states and the District of Columbia. Our customers compensate us for access to contracted provider networks primarily by paying us a percentage of their savings or a per covered employee, per month fee.

Network Management. We perform network management services that enable our customers to outsource the processes required to maintain and apply the contractual rates for numerous preferred provider and other managed care networks. By performing these services for our customers, we improve payment accuracy, reduce cycle times, and eliminate redundant costs. Our customers reimburse us for these services on a fee-for-service basis according to the types of network management services we perform on their behalf.

In-Network and Out-of-Network Provider Bill Review and Repricing. We review and reprice medical bills for workers’ compensation, group health, and auto insurance claims. For workers’ compensation claims made in states with state-mandated fee schedule rates, we will review the amounts charged and, if they are in excess of the respective fee schedule rates, we will reprice down to the allowable rate. For claims made in states without state-mandated fee schedule rates, we will review the amounts charged and, if they are in excess of the UCR rate, we will reprice down to the UCR rate. We determine UCR rates for each region in accordance with industry standards using current industry data. For auto insurance claims, we will review the amounts charged and, if they differ from the UCR rate, we will reprice to the UCR rate. Additionally, our automated bill review service enables us to identify duplicative billings and provide our customers with access to certain preferred provider pricing schedules, including those of our contracted provider networks, to achieve additional savings below the fee schedules or the UCR rates. Our customers compensate us for these services by providing us a percentage of the savings we achieve, a flat fee per bill reviewed, or a combination of these two methods.

Out-of-network claims arise when medical services are provided outside a healthcare payor’s geographic coverage area or its contracted network of providers. This type of claim often exposes healthcare payors to high medical costs. Our services focus on the repricing of out-of-network medical bills and the reduction of administrative expenses associated with reviewing and analyzing medical bills.

We believe that we are the market leader in providing out-of-network bill review services in the group health market and seek to increase our presence in this market. We plan to continue to expand our services in the workers’ compensation and auto insurance markets through the performance of out-of-network provider bill review and repricing services.

First Notice of Loss or Injury Services. We provide a computerized first notice of loss or injury service using three centralized call centers and a web-based intake platform. We provide our first notice of loss or injury services primarily to workers’ compensation carriers for first report of injuries, to the auto industry for first notice of loss reporting, and to insurance carriers for claims reporting by insureds. We receive claims from individuals, employers, agents, risk managers, and insurance company personnel. Upon receipt, we electronically transfer each report of loss or injury to the appropriate state agency, the employer, and/or appropriate insurance company in accordance with applicable state requirements and the unique business rules of each customer.

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

Information Systems. We use a proprietary system to perform our out-of-network bill review services. We receive bills through multiple access points in order to minimize the administrative cost to our customers. Once a bill is entered into our system, we evaluate and analyze the bill using our extensive database, business rules, and applying our customers’ preferences and requirements to identify the type of claims review service with the greatest expected savings. We are compensated for these services primarily on a percentage-of-savings basis.

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

Revenue from our Network Services segment as a percentage of our total revenue was 25.0% in 2003, 25.7% in 2004, and 24.8% in 2005.

Care Management Services

Our Care Management Services segment seeks to promote appropriate healthcare access and utilization by performing services designed to monitor cases and facilitate the return to work of injured or ill employees who have been out of work, receiving healthcare, or both, for an extended period of time due to a work-related or auto incident or disability. Care Management Services include:

•	field case management;

•	telephonic case management;

•	independent medical examinations;

•	utilization review and management; and

•	peer reviews.

Field Case Management. We provide field case management services for workers’ compensation and auto injury cases through case managers working at the local level on a one-on-one basis with injured employees and their healthcare professionals, employers, and insurance company adjusters. Our field case managers are located in 49 states and the District of Columbia. In August 2005, we divested our Canadian field case management operations.

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

Telephonic Case Management. Our telephonic case management services consist of telephonic management of workers’ compensation and auto injury claims, as well as of short-term disability, long-term disability, and employee absences covered under the Family and Medical Leave Act. Although similar to field case management in that telephonic case managers coordinate the efforts of individuals involved in a medical claim, telephonic case management is typically performed for claims of shorter duration. Most telephonic case management activities are completed within 30 to 90 days. Telephonic case management is an important component of early intervention that enables us to identify promptly those cases that require field case management or independent medical exams.

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

Utilization Management, Pre-certification, and Concurrent Review. Customers use our pre-certification and concurrent review services to ensure that a physician or registered nurse reviews, and pre-certifies if appropriate, specified medical procedures for medical necessity and appropriateness. Our pre-certification and concurrent review determinations are only recommendations to the customer; it is the customer’s claims adjuster who makes the actual decision to approve or deny a request for medical services. After we pre-certify a treatment plan, we follow up with the claimant to evaluate compliance and, as appropriate, discuss alternative treatment plans if the claimant does not respond to the initial treatment plan.

Peer Reviews. Our peer review services consist of the review of medical files by a physician, therapist, chiropractor, or other healthcare provider to determine if the care provided by other healthcare professionals appears to be necessary and appropriate.

Information Systems. Our information systems enable us to improve our performance of care management services and our communications with our customers. Our proprietary care management information systems allow immediate exchange of information among our case managers. We have also enhanced our care management information systems to enable our customers to make on-line referrals and check on the current status of their cases. We have also completed a major technology initiative that we believe will eventually streamline operations and enable business process improvement for our care management operations. This technology is based on a professional services automation product deployed to all of our field case managers. This technology enables us to eliminate numerous redundant, non-value-added activities, to automate service delivery expectations for billing to customer contracts, and to collect and report on a daily basis management performance information.

Our customers compensate us for our care management services on a fee-for-service basis. The fees are typically flat fees determined in advance for each type of service we perform. For some of our care management services, including field and telephonic case management, fees are typically based on the number of hours we dedicate to performing services. The fees for our independent medical examination, utilization management, and peer review services vary according to the geographic location, specialty, and type of medical provider performing the medical examination or review. Revenue from our Care Management Services segment as a percentage of our total revenue was 25.9% in 2003, 21.7% in 2004, and 17.5% in 2005.

CUSTOMERS

Through our nationwide network of centers, we served over 190,000 employer locations in 2005. We also serve more than 1,850 Network Services and Care Management Services healthcare payor customers across the United States, including major underwriters of workers’ compensation, group health, auto and disability insurance, third-party administrators, and self-insured employers.

Although no single customer represented more than 6% of our total revenue in 2005, our four largest customers represented 5.1%, 4.5%, 3.4%, and 3.3%, respectively, of our total revenue in 2005. We do not have written agreements with most of our Health Services customers; however, many of our Network Services and Care Management Services relationships are based on written agreements (most of which are terminable by either party on short notice and without penalty). We typically do not assume healthcare cost risk. Less than 1.0% of our revenue is dependent on Medicare or Medicaid reimbursement.

SALES AND MARKETING

We position ourselves as a quality service provider addressing the nation’s problem of rising workers’ compensation and medical costs. Our goal is to be our customers’ most valued partner by providing innovative, knowledge-based medical and cost savings solutions based on our:

•	clinical focus;

•	experience in workers’ compensation and medical cost management; and

•	efficiency in the delivery and management of healthcare services.

We sell our services at the national, regional, and local levels. Our national sales force focuses on selling our services to large, strategic accounts, including Fortune 1000 companies, third-party administrators, and insurance carriers and brokers. Our regional sales force focuses on regional customers and supports our national sales force at the regional level. The local sales force is also a key component of our strategy as customer decisions are often made at the local level.

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

We have a comprehensive, company-wide corporate compliance program. The key components of our compliance program include the following:

•	a compliance officer and compliance committee responsible for oversight of our compliance program that report to our board of directors and the audit and compliance committee of our board of directors;

•	a code of business conduct and ethics, addressing certain legal and ethical obligations of our directors and employees;

•	employee education and training;

•	an internal system for reporting employees’ concerns;

•	a hotline staffed by a third-party vendor for reporting employees’ concerns anonymously;

•	an annual compliance survey distributed to certain management employees;

•	ongoing auditing and monitoring programs, including periodic risk assessments and reviews;

•	enforcement provisions if the compliance program policies are violated; and

•	periodic reporting to and oversight by our board of directors and the audit and compliance committee of our board of directors.

COMPETITION

Health Services

The market to provide primary healthcare services is highly fragmented and competitive. Our primary competitors are typically independent physicians, chiropractors, hospital emergency departments, and hospital-owned or hospital-affiliated medical facilities. We believe we are the largest independent provider of primary occupational healthcare services in the nation. Our closest competitor is US HealthWorks, Inc., a multi-state provider of primary occupational healthcare services. In October 2005, we completed the acquisition of

OH+R, a provider of primary occupational healthcare services located predominantly in New England. As managed care techniques continue to gain acceptance in the occupational healthcare marketplace, however, we believe that our competitors will increasingly consist of nationally-focused workers’ compensation managed care service companies, specialized provider groups, insurance companies, health management organizations, and other significant providers of managed care products. These organizations may be significantly larger and have greater financial and marketing resources than we do. We cannot assure you that we will be able to compete effectively against these organizations in the future.

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

Network Services and Care Management Services

We believe we are the largest outsource provider of occupational healthcare improvement and cost containment services in the nation. As in primary occupational healthcare, the markets for our Network Services and Care Management Services segments are highly fragmented and competitive. Our network services competitors, who may also be our customers for certain services, include national managed care providers, PPOs, independent providers, insurance companies, and third-party administrators. Our three closest workers’ compensation competitors are CorVel Corporation, a public company and a nationwide provider of medical cost containment and managed care services, GENEX Services, Inc., a subsidiary of UnumProvident Corp., providing disability management services, and First Health Group Corp., a national managed care company and subsidiary of Coventry Health Care, Inc., serving the group health, workers’ compensation, and state agency markets. Additionally, we encounter pricing competition from other providers of out-of-network services. We also compete with vendors who provide unbundled services on a local level, particularly companies with an established relationship with a local insurance company adjuster. In addition, several large insurance carriers and third-party administrators offer managed care services for their customers, either by performance of the services in-house or by outsourcing to organizations like ours. If these payors increase their performance of these services in-house, our business could be adversely affected.

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

At March 1, 2006, several states have legislation pending that may potentially increase our costs or reduce our revenue and profitability:

•	Legislation pending in New Jersey would grant workers’ compensation patients the ability to choose their treating provider(s) without restriction, eliminating the ability of employers to direct care into a PPO network. If this legislation passes and workers’ compensation patients choose providers other than us or providers in our PPO network, it may reduce our revenue and profitability.

•	Legislation pending in Colorado would permit workers’ compensation patients to choose their treating provider(s) without restriction 60 days after treatment began. If workers’ compensation patients choose providers other than us or providers in our PPO network, it may reduce our revenue and profitability.

•	Legislation pending in Nebraska would alter the basis for the state’s workers’ compensation medical fee schedule. Adoption of such legislation may result in a decrease in our revenue and profitability.

•	Legislation pending in California would alter the basis of portions of the state’s fee schedule related to reimbursement of physicians who dispense medications to patients. Adoption of such legislation may result in a decrease in our revenue and profitability.

•	The New York and South Carolina legislatures are considering numerous workers’ compensation reform proposals. Such proposals may result in increased costs associated with complying with the new requirements and may reduce our revenue and profitability.

•	Colorado Senate Bill 198 would require any entity contracting with a health care provider to use a uniform contract adopted by the Commissioner of Insurance, unless the provider agrees to use a different contract. Such a requirement may increase our PPO network administration costs, and limit our flexibility in arrangements with providers.

•	Legislation in Maryland would mandate procedures for maintenance of a provider network. Such procedures may increase our administrative costs.

•	Legislation in Mississippi and New Jersey would require networks to permit any willing provider to join the network. Such provisions may affect our ability to maintain provider networks limited to healthcare providers who share our objectives, and may increase our administrative costs.

•	Tennessee Senate Bill 3024 would create new authorization and prior notification requirements for PPO networks that sell, lease, or otherwise transfer provider contract terms to a third party. Such requirements may increase our administrative costs and may make it more difficult to build and maintain our provider networks.

In addition, both federal and state proposed rules may potentially increase our costs or reduce our revenue and profitability:

•	Federal rules proposed in 2005 creating requirements for entities that disclose a consumer’s personally identifiable information may increase administrative costs associated with protecting the confidential information of our clients, their customers, and our patients.

•	The State of Tennessee has put forward medical fee schedule rules that would make it an administrative violation for a physician to refer a patient to a “physician affiliated facility.” Depending on the interpretation of what constitutes such a facility, these rules may affect the manner in which we conduct our business and may increase our costs or reduce our revenue and profitability.

•	The Texas Division of Workers’ Compensation has proposed rules that would create standards and requirements for electronic billing by health care providers and the receipt of electronic bills by workers’ compensation payors. These standards may result in increased administrative expenses and decreased profitability.

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

At present, our affiliated physicians perform health services in 32 states that have treatment-specific fee schedules with established maximum reimbursement levels. The remaining states in which we manage clinics provide for a “reasonableness” review of medical costs paid or reimbursed by workers’ compensation. When not governed by a fee schedule, we adjust our charges to the UCR levels accepted by the payor.

Some states allow employers to direct an injured employee to a specific provider to receive non-emergency workers’ compensation medical care. In some states that do not permit this direction of care, employers still have the right to direct care if the employer participates in a managed care organization for workers’ compensation medical care. In other states, the employee is free to receive treatment from any qualified provider the employee chooses. Even in those states where employers are permitted to direct an injured employee to a specific provider, an employer’s ability to direct care is frequently limited only to a certain time frame and/or to a limited group of eligible providers. States typically also mandate administrative procedures for employees who desire to change providers.

Many states permit employers to post a list of primary care physicians available to provide care to injured employees. Those states frequently place restrictions on the content of those postings, including the number and categories of providers that must be listed.

Many states have licensing and other regulatory requirements related to workers’ compensation that apply to our Network Services and Care Management Services business lines. As of March 1, 2006, 30 states have enacted laws that require licensing, certification, or registration of businesses that provide workers’ compensation medical review services. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control, and dispute resolution procedures. In addition, several states have adopted laws regulating the operation of managed care provider networks. These laws apply to managed care provider networks that have contracts with us and, in some states, to provider networks with which we are affiliated or may affiliate in the future. To the extent that we are governed by these regulations, we may be subject to additional licensing requirements, financial oversight, and procedural standards for beneficiaries and providers.

Corporate Practice of Medicine and Other Laws

We are not licensed to practice medicine. Every state in which our Health Services segment operates limits the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Business corporations generally may not exercise control over the medical decisions of physicians. Many states also limit the scope of business relationships between business entities and medical professionals, particularly with respect to fee splitting. Most state fee-splitting laws only prohibit a physician from sharing medical fees with a referral source, but some states have interpreted certain management agreements between business entities and physicians as unlawful fee-splitting. Statutes and regulations relating to the practice of medicine, fee-splitting, and similar issues vary widely from state to state. Because these laws are often vague, their application is frequently dependent on court rulings and attorney general opinions.

Under the management agreements with our affiliated professional groups, the groups retain sole responsibility for all medical decisions, as well as for hiring and managing physicians and other licensed healthcare providers, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance. We attempt to structure all our health services operations, including arrangements with our affiliated professional groups, to comply with applicable state statutes regarding corporate practice of medicine, fee-splitting, and similar issues. However, there can be no assurance:

•	that private parties, or courts or governmental officials with the power to interpret or enforce these laws and regulations, will not assert that we are in violation of such laws and regulations;

•	that future interpretations of such laws and regulations will not require us to modify the structure and organization of our business; or

•	that any such enforcement action, which could subject us and our affiliated professional groups to penalties or restructuring or reorganization of our business, will not adversely affect our business or results of operations.

Laboratory Regulation

We own a toxicology laboratory, Advanced Toxicology Network (“ATN”). ATN tests urine samples to determine drug and alcohol levels, provides oral fluid drug screening and confirmation, arranges for specimen collection and medical review for drug testing as needed by clients, and provides a complete range of rapid drug testing products. ATN also provides clinical diagnostic testing including chemistry profiles, complete blood counts, hepatitis testing, HIV screening, and metals testing. Many of these services are provided to our Health Services segment. Our laboratory is certified by the Substance Abuse and Mental Health Services Administration and maintains licensure where required for toxicology laboratory operations.

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

Section 1877 of the Social Security Act, commonly known as the “Stark Law,” prohibits physicians, subject to certain exceptions described below, from referring Medicare or Medicaid patients to an entity providing “designated health services” in which the physician, or an immediate family member, has an ownership or investment interest or with which the physician, or an immediate family member, has entered into a compensation arrangement. These prohibitions, contained in the Omnibus Budget Reconciliation Act of 1993, commonly known as “Stark II,” amended prior federal physician self-referral legislation known as “Stark I” by expanding the list of designated health services to a total of 11 categories of health services. The professional groups with which we are affiliated provide one or more of these designated health services. Persons or entities found to be in violation of the Stark Law are subject to denial of payment for services furnished pursuant to an improper referral, civil monetary penalties of up to $15,000 for each improper claim, and exclusion from the Medicare and Medicaid programs.

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

The HIPAA requirements only apply to “covered entities,” such as health plans, healthcare clearinghouses, and healthcare providers, that transmit any health information in electronic form. Our Heath Services segment is a “covered entity” under HIPAA. In addition, our business units that provide cost containment services may be subject to HIPAA obligations through business associate agreements with our customers. We are also indirectly regulated by HIPAA as a plan sponsor of a healthcare benefit plan for our own employees.

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

The final security rule was effective on April 21, 2003, and compliance with the security standards was required by April 21, 2005. This rule establishes security standards that apply to covered entities. The security standards are designed to protect health information against reasonably anticipated threats or hazards to the security or integrity of the information, and to protect the information against unauthorized use or disclosure. The security standards establish a national standard for protecting the security and integrity of medical records when they are kept in electronic form.

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

In addition, on January 23, 2004, the Secretary of the Department of Health and Human Services published a Final Rule that requires each healthcare provider to adopt a standard unique health identifier, the National Provider Identifier (“NPI”). The NPI will identify healthcare providers in the electronic transactions for which the Secretary has already adopted standards (the standard transactions). These transactions include claims, eligibility inquiries and responses, claim status inquiries and responses, referrals, and remittance advices. All health plans (including Medicare, Medicaid, and private health plans) and all healthcare clearinghouses must accept and use NPIs in standard transactions by May 23, 2007 (small health plans have until May 23, 2008).

Other Privacy and Confidentiality Laws

In addition to the HIPAA requirements described above, numerous other state and federal laws regulate the privacy of an individual’s health information. These laws specify how an individual’s health information may be used internally, the persons to whom health information may be disclosed, and the conditions under which such uses and disclosures may occur. Many states have requirements relating to an individual’s right to access his or her own medical records, as well as requirements relating to the use and content of consent or authorization forms. Also, because of employers’ economic interests in paying medical bills for injured employees and in the timing of the injured employees’ return to work, many states have enacted special confidentiality laws relating to disclosures of medical information in workers’ compensation claims. These laws limit employer access to such information. Many states have also passed laws that regulate the notification process to individuals when a security breach involving an individual’s personally identifiable information, such as social security number or date of birth, occurs. To the extent that state law affords greater protection of an individual’s health information than that provided under HIPAA, the state law will control.

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

In addition, many states have adopted some form of the National Association of Insurance Commissioners Privacy of Consumer Financial and Health Information Model Regulation; this requires that individuals elect to permit the disclosure of their health information. Where adopted, licensees of that state’s insurance department must enact procedures to secure compliance with these regulations. In addition, as of March 1, 2006, 27 states and the District of Columbia have adopted security regulations that impact licensees of the state insurance department and their service providers. Many of our insurance company customers who are subject to these regulations require us to adhere to their compliance programs and procedures to satisfy their obligations under these regulations.

We anticipate that there will be more regulation in the areas of privacy and confidentiality, particularly with respect to medical information. We regularly monitor the privacy and confidentiality requirements that relate to our business, and we anticipate that we may have to modify our operating practices and procedures in order to comply with these requirements.

Cost Containment Services

Many of our cost containment services, including our care management services, involve prospective or concurrent review of requests for medical care or therapy. As of March 1, 2006, 30 states have enacted laws that require licensure, certification, or other approval of businesses like ours that provide such types of workers’ compensation medical review services. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control, and dispute resolution procedures. Some states waive these registration requirements for entities accredited by specified recognized agencies, such as the Utilization Review Accreditation Commission.

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

Use of Provider Networks

Our ability to provide comprehensive healthcare management and cost containment services depends in part on our ability to contract with provider networks consisting of healthcare providers who share our objectives, and to maintain our existing provider network. For some of our customers, we offer insureds and ill or injured employees access to these provider networks. Several states have adopted laws regulating the operation of managed care provider networks. These laws often apply to our provider network, managed care provider networks having contracts with us and, in some instances, provider networks that we may develop or acquire.

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

In recent years, several states implemented legislation requiring the inclusion of certain provisions in provider contracts for group health plans, PPOs, HMOs, and other managed care payors that relate to the timing of payments, the amount to be paid under the contracts, and the payment method. These requirements currently impact our business through the contracts that we have with providers relating to the performance of healthcare services that are reimbursable under group health plans. In addition, these contractual requirements may be extended to cover care that may be reimbursed under workers’ compensation and/or auto insurance. We may be required to amend some of our provider contracts as a result of this legislation and similar future legislative initiatives.

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

These additional licensing requirements, financial oversight, and procedural standards for beneficiaries and providers may adversely affect our ability to maintain or expand our operations to new markets and may increase our cost of providing services, including PPOs, HMOs, and other managed care payors.

Prompt Pay Laws

Many states are considering or have enacted legislation governing prompt payment for healthcare services. These laws generally define a process for the payment of claims and set a specific timeframe during which payors must remit payment for services rendered. Although we are not responsible for provider payment, our network and cost containment services customers typically do have that responsibility and may require assistance from us in performing our services within the prescribed time periods under these laws. As of March 1, 2006, 46 states have some form of prompt pay law for workers’ compensation, and most states have implemented prompt pay laws for the provision of group health medical services including PPOs, HMOs, and other managed care payors.

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

Compliance with Government Regulations

During the past three years, we believe that we have not experienced any material instances of noncompliance with the applicable rules and regulations governing:

•	workers’ compensation matters;

•	the corporate practice of medicine and related matters;

•	laboratory matters;

•	anti-kickback, physician self-referral, and other fraud and abuse matters;

•	HIPAA-related matters;

•	patient and other privacy and confidentiality matters;

•	cost containment services;

•	managed care matters;

•	use of our provider networks;

•	prompt pay laws;

•	ERISA matters; or

•	environmental matters.

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

INSURANCE

Effective January 1, 2005, we replaced the medical malpractice liability insurance that was historically purchased from a third-party carrier with a captive insurance company that we formed in late 2004. In 2005, this captive insurance company provided our insureds with its primary professional liability coverage, which we supplemented with excess medical malpractice liability insurance provided from a combination of reinsurance and excess liability insurance policies. We formed this captive insurance company due to the lack of traditional professional liability companies available to provide professional liability coverage to large physician groups. Our use of a captive insurance company has increased our level of risk retention with regard to the retained limit of liability and legal expenses when compared to our previous medical malpractice liability insurance coverage.

Our professional liability premiums and costs are based on actuarial calculations of our historic losses, our legal expenses and captive insurance company administrative costs, and reinsurance/excess liability premiums. We periodically review and revise, as necessary, all claims and legal reserves to ensure the appropriateness of our accrued liabilities for medical malpractice liability exposure. Because of the risk retention exposure inherent in the use of a captive insurance company in addition to increases in claims and related expenses, a change in the actuarial assumptions upon which our medical malpractice liability costs are based could materially affect results of operations in a particular period even if we do not experience an actual increase in claims or related expenses.

In 2005, our captive insurance company provided the Company, its affiliated professional groups, and their physicians and mid-level providers with medical malpractice liability insurance on a claims-made basis with limits of liability of $1.0 million for each medical incident. We also purchased a combination of reinsurance and excess liability insurance with a combined liability limit of $20.0 million.

For 2005, we maintained a managed care organization errors and omissions liability insurance policy covering all aspects of our network and care management services. This policy had limits of $10.0 million per claim, with an annual aggregate of $10.0 million. We maintained an excess liability policy that provided an additional $10.0 million over the primary policy. We maintained an Internet errors and omissions liability policy with a $10.0 million per claim limit and a $10.0 million aggregate limit. Our directors and officers liability policy had a liability limit of $20.0 million per occurrence and in the aggregate, with an additional $10.0 million in limits provided through an excess liability policy. We also maintained a commercial general liability insurance policy with a $1.0 million limit per occurrence and a $5.0 million annual aggregate.

We believe that our insurance coverage is adequate for our current operations. However, we cannot be certain that our insurance will cover all future claims or will be available in adequate amounts or at a reasonable cost in the future.

EMPLOYEES

We had approximately 11,275 employees as of March 1, 2006. We have experienced no work stoppages and believe that our employee relations are good. Substantially all of the physicians, physical therapists, and other licensed healthcare providers performing professional services in our occupational healthcare centers are either employed by or under contract with one of our affiliated professional groups.

None of our employees is subject to a collective bargaining agreement. In August 2000, several physicians employed by one of our affiliated physician groups in New Jersey petitioned the National Labor Relations Board (“NLRB”) to conduct an election to determine whether the physicians wished to be represented by Physicians for Responsible Negotiation (“Union”) for purposes of collective bargaining. The Regional Office of the NLRB ordered an election. We appealed that order to the NLRB and while an election was conducted, the ballots were impounded pending resolution of our appeal. By letter dated February 5, 2005, we were advised the Union had withdrawn its petition and the NLRB had approved that withdrawal.

AVAILABLE INFORMATION

Our executive offices are located at 5080 Spectrum Drive, Suite 1200 West, Addison, Texas 75001. Our main telephone number is (972) 364-8000, and our website address is www.concentra.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and periodic reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after we electronically file such reports with the Securities and Exchange Commission (the “SEC”). Reports we have filed with or furnished to the SEC are also available at the SEC’s website at www.sec.gov, as well as at its offices at 100 F Street, N.E., Washington, D.C. 20549. Also, our Code of Business Conduct and Ethics is available on our website. Concentra Operating was formed in June 1999. Concentra® is a registered service mark of Concentra Operating.

ITEM 1A. RISK FACTORS

If we cannot generate cash, we will not be able to service our indebtedness.

As of March 1, 2006, Concentra Operating’s consolidated indebtedness and accrued interest was approximately $869.1 million, and Concentra Holding had an additional $62.9 million in indebtedness and accrued interest. In addition, we had $20.1 million of letters of credit outstanding and $129.9 million of additional revolving loan availability under our amended credit facility. In the event of default by Concentra Holding, Concentra Operating’s creditors could accelerate Concentra Operating’s indebtedness. Our business strategy calls for significant capital expenditures for acquisitions and development. The degree to which we are leveraged means that we must dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, reducing the funds available for operations, working capital, capital expenditures, acquisitions, and general corporate or other purposes. Over the next year, we will be required to make debt payments of $19.9 million and interest payments of approximately $67.1 million. These debt and interest payment amounts give effect to the $14.1 million required prepayment on our credit facility in the second quarter of 2006, but do not give effect to an anticipated $17.5 million optional prepayment in the second quarter of 2006. In March 2005, we committed to enter into a series of interest rate hedging arrangements that will convert approximately $80.0 million of variable rate debt to fixed rates and will expire over a three-year period ending March 31, 2008. The estimated interest payments set forth in this paragraph do not reflect the effect of these arrangements.

Despite our current levels of indebtedness, we still may be able to incur substantially more debt and are actively investigating a number of potential acquisitions. This could further increase the risks described above.

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

Although the terms of our financing arrangements, including the indentures governing our 9 1/2% senior subordinated notes, our 9 1/8% senior subordinated notes, our amended credit facility, and our parent’s bridge loan facility, contain restrictions on the incurrence of indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial indebtedness in compliance with these restrictions. Furthermore, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness, as defined in the applicable agreements.

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

We will require significant amounts of cash to service our indebtedness. As of March 1, 2006, we expect our debt principal payments to be $37.4 million in 2006, $6.4 million in 2007, $5.1 million in 2008, $5.0 million in 2009, $256.5 million in 2010, $395.8 million in 2011, and $155.0 million in 2012. Based on forecasted interest rates, we expect our interest payments to be $66.3 million in 2006, $65.3 million in 2007, $65.0 million in 2008, $64.9 million in 2009, $64.5 million in 2010, $29.5 million in 2011, and $7.1 million in 2012. The expected debt principal payment and interest payment amounts give effect to the $14.1 million required prepayment on our credit facility in 2006 and the $17.5 million anticipated optional prepayment. In March 2005, we committed to enter into a series of interest rate hedging arrangements that will convert approximately $80.0 million of variable rate debt to fixed rates and will expire over a three-year period ending March 31, 2008. The estimated interest payments set forth in this paragraph do not reflect the effect of these arrangements.

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

Some of our borrowings are at a variable rate of interest, which may result in higher interest expense in the event of increases in interest rates.

We maintain a mixture of fixed and variable rate debt obligations. At March 1, 2006, we had debt outstanding under our senior credit facility of approximately $523.7 million at variable short-term interest rates. Our debt service payment obligations under our senior credit facility for 2005 totaled approximately $57.9 million. At March 1, 2006, we expected our debt service payments to be approximately $55.2 million in 2006. Based on the amount and composition of indebtedness at March 1, 2006, if interest rates increase by one percentage point, our debt service payment obligations would increase by approximately $5.1 million over the next twelve months. The debt service payment obligations give effect to the $14.1 million required prepayment on our credit facility in 2006, but do not give effect to the $17.5 million anticipated optional prepayment. In March 2005, we committed to enter into a series of interest rate hedging arrangements that will convert approximately $80.0 million of variable rate debt to fixed rates and will expire over a three-year period ending March 31, 2008. The estimated interest payments set forth in this paragraph do not reflect the effect of these arrangements.

We are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage.

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

The terms of our amended credit facility, our parent’s bridge loan agreement, and the indentures governing our 9 1/2% senior subordinated notes and our 9 1/8% senior subordinated notes impose many restrictions on us.

The terms of our amended credit facility, our parent’s bridge loan agreement, and the indentures governing our 9 1/2% senior subordinated notes and our 9 1/8% senior subordinated notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on, among other things, our ability to:

•	incur or guarantee additional indebtedness or issue certain preferred stock;

•	pay dividends or make distributions to our parent’s stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make investments;

•	create liens;

•	enter into transactions with our affiliates;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with other companies or transfer all or substantially all of our assets.

Our amended credit facility requires us to maintain certain financial ratios that become more restrictive over time. These ratios are as follows:

•	our consolidated leverage ratio may not exceed 5.50 to 1.00 for the quarter ended December 31, 2005; this threshold declines over time to 3.25 to 1.00 for the quarter ended June 30, 2010 and thereafter;

•	our consolidated interest coverage ratio may not be less than 2.35 to 1.00 for the quarter ended December 31, 2005; this threshold increases over time to 3.00 to 1.00 for the quarter ended March 31, 2010 and thereafter; and

•	our consolidated fixed charge ratio may not exceed 1.00 to 1.00 for the quarter ended December 31, 2005 and thereafter.

As a result of these covenants and ratios, we are limited in the manner in which we conduct our business and may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to operate our business successfully and prevent us from fulfilling our obligations.

We are currently in compliance with all covenants and financial ratios contained in our amended credit facility and all covenants contained in our parent’s bridge loan agreement. A failure to comply with such covenants or financial ratios could lead to an event of default. In the event of any default under our amended credit facility or our parent’s bridge loan agreement, the lenders under our amended credit facility and our parent’s bridge loan agreement are not required to lend any additional amounts to us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, require us to apply all of our available cash to repay these borrowings, or prevent us from making debt service payments on our other indebtedness. An acceleration of indebtedness under the amended credit facility or our parent’s bridge loan agreement would also likely result in an event of default under the terms of any other financing arrangement we have outstanding at the time, including with respect to our 9 1/2% senior subordinated notes and our 9 1/8% senior subordinated notes. If any or all of our debt were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. On March 1, 2006, we had $523.7 million outstanding indebtedness on our amended credit facility, $181.3 million in principal amount outstanding on our 9 1/2% senior subordinated notes, and $153.3 million in principal amount outstanding on our 9 1/8% senior subordinated notes. The outstanding indebtedness on our parent’s bridge loan was $62.2 million on March 1, 2006.

If we are unable to preserve or increase our market share among national and regional insurance carriers and large, self-funded employers, our results may be adversely affected.

Our business strategy and future success depend in part on our ability to capture market share with our cost containment services as national and regional insurance carriers and large, self-funded employers look for ways to achieve cost savings. We cannot assure you that we will successfully market our services to these insurance carriers and employers or that they will not resort to other means to achieve cost savings. Additionally, our ability to preserve or enhance our market share may be adversely affected by the decision of potential customers to perform services internally instead of outsourcing the provision of such services to us. Certain of our customers have acquired or may acquire our competitors. Such consolidation activity by our customers may increase the risk that they will in-source services provided by us. Furthermore, we may not be able to demonstrate sufficient cost savings to potential or current customers to induce them not to provide comparable services internally or to accelerate efforts to provide such services internally. In December 2004, one of our significant group health network services customers informed us that it intended to transition a majority of the services that we provided it to an internal department during 2005. This customer substantially completed this transition in the second quarter of 2005. This customer provided us with approximately $19.7 million in revenue from the affected services during the twelve months ended December 31, 2004, and $7.9 million during 2005. If the demand for our cost containment services does not increase, our results may be adversely affected.

If we lose a significant customer, our results may be adversely affected.

Our results may decline if we lose one or more significant customers. Most of our customer contracts permit either party to terminate without cause. If one or more significant customers terminates, or does not renew or extend their contract with us, our results could be adversely affected. Many organizations in the insurance industry are consolidating; this could result in the loss of one or more of our significant customers through a merger or acquisition. To the extent that these consolidation trends do not result in the loss of a client, we could experience increasing customer concentration as our individual clients become a part of larger organizations. Several large insurers have commenced bankruptcy proceedings in the past few years, and one or more of our significant customers could file for bankruptcy. Additionally, we could lose significant customers due to competitive pricing pressures or other reasons. In particular, we have a number of significant customers in our Network Services segment. Due to the substantial fixed costs in this business segment, the loss of a significant customer could cause a material decline in our profitability and operating performance. In December 2004, one of our significant group health network services customers informed us that it intended to transition a majority of the services that we provided it to an internal department during 2005. This customer substantially completed this transition in the second quarter of 2005. This customer provided us with approximately $19.7 million in revenue from the affected services during the twelve months ended December 31, 2004, and $7.9 million during 2005. In 2005, our four largest customers provided approximately 5.1%, 4.5%, 3.4%, and 3.3%, respectively, of our total consolidated revenue.

Our revenue and profitability may decrease if our customers lose market share to competitors who do not use our services to the same extent.

In the group health industry, our principal customers have generally been commercial, non-Blue Cross companies. In most markets, Blue Cross plans that do not use our services to the same extent as non-Blue Cross plans have gained market share. If this market share of our non-Blue Cross customers declines, it could have an adverse effect on our business.

If pricing pressures intensify, our results could be adversely affected.

In the markets we serve, pricing is highly competitive and barriers to entry are low. Current or prospective competitors could offer aggressive pricing to enhance their market position, which could adversely affect ours. If these competitive pricing practices intensify, our results could be adversely affected.

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

The nature of the markets that we serve may constrain our ability to raise prices at rates sufficient to keep pace with the inflation of our costs.

Rates of reimbursement for work-related injury or illness visits in our Health Services segment are established through a legislative or regulatory process within each state that we serve. Currently, 42 states have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are determined by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In the states without fee schedules, healthcare providers are reimbursed based on UCR rates charged in the particular state in which the services are provided. Given that we do not control these processes, we may be subject to financial risks if individual jurisdictions do not routinely raise rates of reimbursement in a manner that keeps pace with the inflation of our costs of service.

Additionally, in our Health Services business segment, an increasing percentage of our visits have related to lower-priced non-injury services. While we are able to directly set the price for these services, the market rates for this portion of our business are substantially lower than the fees we receive for injury-related services. As a result, our average rate of reimbursement per visit for Health Services could increase at rates lower than the rate of inflation in our costs, and could cause us to have decreases in the rate of profitability we receive from the services that we provide.

In addition to the risks we face in our Health Services segment, we also face competitive and market pressures in our other business segments that may constrain our ability to raise our pricing for services in a manner that is commensurate with the increases in our costs. These trends could adversely affect our ability to successfully sustain or grow our earnings.

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

The markets for our Network Services and Care Management Services segments are also fragmented and competitive. Our competitors include national managed care providers, preferred provider networks, independent providers, and insurance companies. Additionally, our competitors have introduced enhanced PPO network products that increase the proportion of contracted provider utilization as compared to out-of-network utilization. These products compromise the market position of our traditional out-of-network lines of business as they reduce out-of-network utilization. Companies that offer one or more workers’ compensation managed care services on a national basis are our primary competitors. We also compete with many vendors who generally provide unbundled services on a local level, particularly companies with an established relationship with a local insurance company adjuster. In addition, several large workers’ compensation insurance carriers offer managed care services for their customers, either by performance of the services in-house or by outsourcing to organizations like ours. If these carriers increase their performance of these services in-house, our business may be adversely affected. In addition, consolidation in the industry may result in carriers performing more of such services in-house.

Some of our larger group health customers may seek to provide certain workers’ compensation preferred provider organization services that could be competitive to the services we provide to payors in that market.

If large group health plans market and provide property and casualty carriers, third-party administrators, and employers access to their PPO for purposes of managing the cost of their workers’ compensation claims, we could face increasing competition. Additionally, we may be subject to possible increases in the inherent conflicts of interest that we would have in providing certain group health services to clients who are competitive with us in the workers’ compensation market.

Our Beech Street PPO faces competitive pressure, particularly price competition, that could reduce the revenue and profitability in our Network Services segment.

Although PPOs compete on the basis of many factors, including the quality of healthcare services provided, the reach and breadth of provider networks, and the efficient administration of claims, we expect that price will continue to be a significant basis of competition. Our contracts with our customers are subject to negotiation as customers seek to contain their costs, and they may elect to reduce benefits in order to constrain cost increases. Alternatively, customers may purchase different types of products that are less profitable to us, or move to a competitor to obtain more favorable pricing. Industry consolidation may make it more difficult for us to attract and retain customers, and to attract and retain healthcare providers on advantageous terms. If we do not compete effectively in our markets, if we set customer rates too high in very competitive markets to maintain or increase our market share, and if we fail to attract new customers and maintain our current customers, our revenue and profitability may be adversely affected.

Future acquisitions and joint ventures may use significant resources or be unsuccessful.

As part of our business strategy, we intend to pursue acquisitions of companies providing services that are similar or complementary to those that we provide in our business, and we may enter into joint ventures to operate occupational healthcare centers. We have recently completed the acquisition of Beech Street and OH+R. These acquisitions and joint venture activities may involve:

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

We cannot assure you that we will be able to identify suitable candidates or negotiate and consummate suitable acquisitions or joint ventures. Also, we cannot assure you that we will succeed in obtaining financing for any future acquisitions or joint ventures at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility or other unfavorable terms. Even if we are successful in consummating acquisitions or joint ventures, like our Beech Street and OH+R acquisitions, we may not succeed in developing and achieving satisfactory operating results for the acquired businesses or integrating them into our existing operations. Further, the acquired businesses may not produce returns that justify our related investment. If our acquisitions or joint ventures are not successful, our ability to increase revenue, cash flows, and earnings through future growth may be impaired.

If we incur material liabilities as a result of acquiring companies, including our recent Beech Street and OH+R acquisitions, our operating results may be adversely affected.

We have recently completed two major acquisitions, Beech Street and OH+R. Either or both of these companies may have material liabilities or operational deficiencies that we have not yet recognized. We may acquire companies that have material liabilities for failure to comply with healthcare laws and regulations or for other past activities. Although we maintain various types of business insurance, we do not currently maintain insurance specifically covering any unknown or contingent liabilities that may occur after the acquisition of businesses. In addition, any indemnification provisions that we obtain in connection with such acquisitions may not be adequate to protect us, either because of limits or deductibles, or due to the credit quality of the indemnitor. If we incur these liabilities and are not adequately indemnified or insured for them, our operating results and financial condition may be adversely affected.

We are subject to risks associated with acquisitions of intangible assets.

Our acquisition of occupational healthcare centers and other businesses may result in significant increases in our intangible assets relating to goodwill. We regularly evaluate whether events and circumstances have occurred indicating that any portion of our goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, we may be required to reduce the carrying value of these assets. During the third quarter of 2004, we determined that an impairment of goodwill for our Care Management Services reporting unit had occurred. Accordingly, we recorded a $36.0 million goodwill impairment charge in the third quarter of 2004. We completed our annual impairment test in the third quarter of 2005 and did not record an impairment charge upon completion of this review. We are not aware of any “triggering events” subsequent to this impairment review. At December 31, 2005, we had $624.5 million of goodwill, with approximately $10.1 million related to the Care Management Services reporting unit. Due to the continuing uncertainties and operational reviews that are being conducted within our Care Management Services segment, we could incur additional charges in future periods. We cannot currently estimate the timing and amount of any such charges.

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

Our affiliated professional groups and some of our employees are involved in the delivery of healthcare and related services to the public. We charge our customers for these services on a fee-for-service basis. In providing these services, the physicians and other licensed providers in our affiliated professional groups, some employees and, consequently, we are exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in significant liabilities that may exceed our insurance coverage and the financial ability of our affiliated professional groups to indemnify us. Further, plaintiffs have proposed expanded theories of liability against managed care companies as well as against employers who use managed care in workers’ compensation cases that, if established and successful, could discourage the use of managed care in workers’ compensation cases and may reduce either the number of cases referred to us for treatment or the rates we charge for our services.

We provide to insurers and other payors of health care costs managed care programs that utilize PPOs and computerized bill review programs and repricing of claims services that sometimes calculate the UCR rate due to a provider. These UCR rate calculations may generate controversy and litigation between and among our payor customers, providers, patients, and us. Healthcare providers have brought against us and our clients individual and class action lawsuits challenging such programs. If such lawsuits are successful, we may incur significant liabilities.

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

The cost of commercial professional and general liability insurance coverage has risen significantly in the past several years, and this trend may continue. In addition, if we were to suffer a material loss, our costs may increase over and above the general increases in the industry. In an effort to contain the costs associated with our professional liability coverage, we formed a self-insurance, or captive, arrangement to partially self-insure for professional liability costs effective January 1, 2005. The captive arrangement, combined with excess coverage, provides insurance on a claims-made basis. Under this program, we retain more risk for professional liability costs and cash requirements, including settlements and claims expenses, than under third-party coverage. If the costs associated with insuring our business continue to increase, it may adversely affect our business.

If the average annual growth in nationwide employment does not offset declines in the frequency of workplace injuries and illnesses, then the size of our market may decline and adversely affect our ability to grow.

Approximately 66% of our revenue in 2005 was generated from the treatment or review of workers’ compensation claims. The rate of injuries occurring in the workplace has decreased over time. Although the overall number of people employed in the workplace has generally increased, this increase has only partially offset the declining rate of injuries and illnesses. Our business model is based, in part, on our ability to expand our relative share of the market for the treatment and review of claims for workplace injuries and illnesses. If nationwide employment does not increase or experiences periods of decline, our ability to expand our revenue and earnings may be adversely affected. Additionally, if workplace injuries and illnesses continue to decline at a greater rate than the increase in total employment, the number of claims in the workers’ compensation market will decrease and may adversely affect our business.

Our affiliated professional groups may not be able to recruit and retain sufficient qualified physicians and other licensed providers.

We are dependent upon the ability of our affiliated professional groups to recruit and retain qualified physicians and other licensed providers to provide services to our existing centers and to expand our business. We compete with many types of healthcare providers, including teaching, research, and government hospitals and institutions, and other practice groups, for the services of qualified physicians and other licensed providers. Our affiliated professional groups may not be able to continue to recruit new providers or renew contracts with existing providers on acceptable terms. If this occurs, our ability to serve our existing or new centers may be adversely affected.

A significant number of our affiliated physicians may leave our affiliated groups, or our affiliated professional groups may be unable to enforce the non-competition covenants of departing physicians.

Our affiliated professional groups typically enter into employment agreements with our affiliated physicians and other licensed providers that can be terminated without cause by either party upon prior written notice. In addition, substantially all the affiliated physicians and other licensed providers have agreed not to compete within a specified geographic area for a certain period after termination of employment. Although we believe that the non-competition covenants of the affiliated physicians and other licensed providers are reasonable in scope and duration and are therefore enforceable under applicable state law, if a substantial number of the affiliated physicians and other licensed providers leave our affiliated professional groups or we are unable to enforce the non-competition covenants in the employment agreements, our business, financial condition, and results of operations may be adversely affected. We cannot predict whether courts or arbitration panels would enforce these covenants.

Regulatory authorities or other parties may assert that, in conducting our business, we may be engaged in unlawful fee splitting or the corporate practice of medicine.

The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-physician entities, such as our subsidiaries, from practicing medicine and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. We believe our current and planned activities do not constitute fee-splitting or the unlawful corporate practice of medicine as contemplated by these laws. However, there can be no assurance that future interpretations of such laws will not require structural and organizational modification of our existing relationships with the practices. In addition, statutes in some states in which we do not currently operate could require us to modify our affiliation structure. If a court or regulatory body determines that we have violated these laws, we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our contractual arrangements with our affiliated physicians and other licensed providers.

We have experienced a decline in the performance of our Care Management Services business, which may continue.

We have experienced a general decline in the revenue and operating performance of our Care Management Services, or CMS, reporting unit. CMS revenue declined 15.0% for the twelve months ended December 31, 2005 as compared to 2004. CMS’s operating income was $13.9 million for the twelve months ended December 31, 2005 as compared to operating loss of $38.5 million for the twelve months ended December 31, 2004. The operating loss in 2004 included $41.7 million from the loss on impairment of goodwill and long-lived assets. We believe that the performance decline has been due to the following factors:

•	the lingering effects of the downturn in the national economy and its corresponding effect on the number of workplace injuries that have become longer-term disability cases;

•	increased regional and local competition from providers of managed care services;

•	possible reduced utilization by insurers of the types of services provided by our CMS business;

•	the closure of offices and continuing consolidation of our CMS operations; and

•	a reduction in the number of workers’ compensation injuries.

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

The healthcare industry is subject to extensive federal, state, and local laws, rules, and regulations relating to, among other things:

•	payment for services;

•	conduct of operations, including fraud and abuse, anti-kickback, physician self-referral, and false claims prohibitions;

•	operation of provider networks and provision of case management services;

•	protection of patient information;

•	business, facility, and professional licensure, including surveys, certification, and recertification requirements;

•	corporate practice of medicine and fee splitting prohibitions;

•	ERISA health benefit plans; and

•	medical waste disposal and environmental protection.

In recent years, Congress and some state legislatures have introduced an increasing number of proposals to make significant changes in the healthcare system. Changes in law and regulatory interpretations may reduce our revenue and profitability, restrict our existing operations, limit the expansion of our business, or impose new compliance requirements on our industry. At March 1, 2006, several states had legislation pending that may potentially increase our costs or reduce our revenue and profitability:

•	Legislation pending in New Jersey would grant workers’ compensation patients the ability to choose their treating provider(s) without restriction, eliminating the ability of employers to direct care into a PPO network. If workers’ compensation patients choose providers other than us or providers in our PPO network, it may reduce our revenue and profitability.

•	Legislation pending in Colorado would permit workers’ compensation patients to choose their treating provider(s) without restriction 60 days after treatment began. If workers’ compensation patients choose providers other than us or providers in our PPO network, it may reduce our revenue and profitability.

•	Legislation pending in Nebraska would alter the basis for the state’s workers’ compensation medical fee schedule. Adoption of such legislation may result in a decrease in our revenue and profitability.

•	Legislation pending in California would alter the basis of portions of the state’s fee schedule related to reimbursement of physicians who dispense medications to patients. Adoption of such legislation may result in a decrease in our revenue and profitability.

•	The New York and South Carolina legislatures are considering numerous workers’ compensation reform proposals. Such proposals may result in increased costs associated with complying with the new requirements and may reduce our revenue and profitability.

•	Colorado Senate Bill 198 would require any entity contracting with a health care provider to use a uniform contract adopted by the Commissioner of Insurance, unless the provider agrees to use a different contract. Such a requirement may increase our PPO network administration costs, and limit our flexibility in arrangements with providers.

•	Legislation in Maryland would mandate procedures for maintenance of a provider network. Such procedures may increase our administrative costs.

•	Legislation in Mississippi and New Jersey would require networks to permit any willing provider to join the network. Such provisions may affect our ability to maintain provider networks limited to healthcare providers who share our objectives, and may increase our administrative costs.

•	Tennessee Senate Bill 3024 would create new authorization and prior notification requirements for PPO networks that sell, lease, or otherwise transfer provider contract terms to a third party. Such requirements may increase our administrative costs and may make it more difficult to build and maintain our provider networks.

In addition, both federal and state proposed rules may potentially increase our costs or reduce our revenue and profitability:

•	Federal rules proposed in 2005 creating requirements for entities that disclose a consumer’s personally identifiable information may increase administrative costs associated with protecting the confidential information of our clients, their customers, and our patients.

•	The State of Tennessee has put forward medical fee schedule rules that would make it an administrative violation for a physician to refer a patient to a “physician affiliated facility.” Depending on the interpretation of what constitutes such a facility, these rules may affect the manner in which we conduct our business and may increase our costs or reduce our revenue and profitability.

•	The Texas Division of Workers’ Compensation has proposed rules that would create standards and requirements for electronic billing by health care providers and the receipt of electronic bills by workers’ compensation payors. These standards may result in increased administrative expenses and decreased profitability.

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

Healthcare providers are becoming increasingly resistant to the application of certain healthcare cost containment techniques; this may increase our costs, or may cause revenue from our cost containment operations to decrease.

Healthcare providers have become more active in their efforts to minimize the use of certain cost containment techniques and are engaging in litigation to avoid application of certain cost containment practices. Recent litigation brought by healthcare providers has challenged certain insurers’ claims adjudication and reimbursement decisions. If lawsuits of this type intensify, they could adversely affect our results. In addition, lawsuits of this type may affect the use by insurers of certain cost containment services that we provide, and may result in a decrease in revenue from our cost containment business.

Our PPOs may experience decreases in the discounts we receive from providers, thereby adversely affecting our competitive position, revenue, and profitability in our Network Services segment.

Our PPO networks receive discounts from hospitals, physicians, and other healthcare providers who participate in our networks. These discount arrangements could be adversely affected by the healthcare providers’ desire to increase their net level of reimbursement:

•	to offset reductions or lack of adequate increases in reimbursement from payors (cost shifting), including governmental payors, Blue Cross plans, or insurers, or from our PPO competitors, any of whom may have greater market penetration and/or ability to direct more patients to such providers;

•	by requiring a different contracting method. The overall level of discounting from hospitals has decreased in many states for many non-governmental payors as hospitals insist on contracting based on a straight discount from charges, or on a “stop-loss” provision that limits their discount calculated as a percentage of charges from an earlier generation of discounting based on per day “per diem” pricing for inpatient care. No assurances can be given that a change in the mix of contracting methods for our PPO contracts would not result in a lessening of their effective discount; or

•	by their general unwillingness to maintain discounting at current levels due to changes in their financial condition, market conditions, or perception of the value of participating in our PPOs.

Federal regulators have increased their antitrust enforcement activity with respect to certain provider relationships, which may adversely affect our Network Services operations.

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

The managed care industry receives significant negative publicity and has been the subject of large jury awards. Examples of this type of negative publicity include public perceptions that managed care results in delays in obtaining healthcare services, that adequate and proper care may not be delivered to managed care patients, and that healthcare companies engaged in the managed care business value corporate profits over a patient’s care and well being. This publicity has been accompanied by increased litigation, legislative activity, regulation, and governmental review of industry practices. These factors may:

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

Changes in federal or state laws, rules, and regulations, including those governing the corporate practice of medicine, fee splitting, workers’ compensation, and insurance laws, rules, and regulations, may affect our ability to expand all our operations into other states and, therefore, may reduce our profitability.

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

Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities like ours and licensed professionals and professional organizations, particularly with respect to fee splitting between a licensed professional or professional organization and an unlicensed person or entity. We operate our business by maintaining long-term administrative and management agreements with affiliated professional physician or physical therapist groups that employ or contract with healthcare professionals to provide medical services. Through these agreements, we perform only non-medical administrative services. All control over medical matters is retained by the affiliated professional groups. Although we believe that our arrangements with the affiliated professional groups, the affiliated physicians, and the other affiliated licensed providers comply with applicable laws, regulatory authorities or other third parties may assert that we are engaged in the corporate practice of medicine or that our arrangements with the affiliated professional groups constitute fee-splitting, or new laws may be introduced that would render our arrangements illegal. If this were to occur, we and/or the affiliated professional groups could be subject to civil or criminal penalties and/or we could be required to restructure these arrangements, all of which may result in significant cost to us and affect our profitability.

In addition, state agencies regulate the managed care, auto insurance, group health, and workers’ compensation industries. Many states have enacted laws that require:

•	licensing, credentialing, certification, and approval of businesses that provide medical review and utilization review services;

•	certification of managed care plans;

•	managed care entities to provide reasonable access and availability of specified types of healthcare providers, care management, and utilization review, return-to-work programs, quality assurance programs, the use of treatment guidelines, and grievance procedures;

•	licensing of provider networks; and

•	the prompt payment of claims.

Changes in these laws, rules, and regulations may also adversely affect our business and profitability.

Confidentiality laws and regulations may increase the cost of our business, limit our service offerings, or create a risk of liability.

The confidentiality of individually identifiable health information, and the conditions under which such information may be maintained, included in our databases, used internally, or disclosed to third parties are subject to substantial governmental regulation. Legislation governing the possession, use, and dissemination of such protected health information and other personally identifiable information has been proposed or adopted at both the federal and state levels. Such laws and regulations may require us to implement new security measures. These measures may require substantial expenditures of resources or may limit our ability to offer some of our products or services, thereby negatively impacting the business opportunities available to us. If we are found to be responsible for any violation of applicable laws, regulations, or duties related to the use, privacy, or security of protected health information or other individually identifiable information, we could be subject to a risk of civil or criminal liability.

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

The Sarbanes-Oxley Act of 2002 has imposed many new requirements on public companies regarding corporate governance and financial reporting, including a requirement that management provide a report on its internal control over financial reporting, and for its auditors to attest to management’s report. We have devoted substantial time and resources to the documentation and testing of our controls, and to implementing remedial efforts as required. Although we are not currently subject to these reporting obligations, we are filing with this annual report on Form 10-K both our internal management report and our auditor’s attestation report for the fiscal year ending December 31, 2005. However, in the future, we or our auditors could identify significant deficiencies or material weaknesses in our internal control over financial reporting that would not allow our management to conclude that our internal control over financial reporting is effective, or allow us to obtain an unqualified opinion from our auditor on our management assessment and on the effectiveness of our control over financial reporting. Our inability to provide this conclusion or obtain this unqualified opinion may cause investors, creditors, customers, suppliers, or others to lose confidence in the accuracy of the our financial reporting, which may in turn negatively affect our ability to conduct operations and to secure financing, and may require additional expenditures to meet the requirements. In addition, our ability to report financial results on a timely and accurate basis may be adversely affected.

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

The federal physician self-referral law, commonly referred to as the Stark Law, prohibits, subject to certain exceptions, physicians from making referrals of a Medicare or Medicaid beneficiary for a “designated health service” to an entity if the physician or an immediate family member has a financial relationship with the entity. Some of the services our affiliated physicians and professional groups provide include designated health services. A violation of the Stark Law could result in repayment of amounts collected for services furnished pursuant to an unlawful referral, the imposition of civil monetary penalties, and exclusion from participation in the Medicare and Medicaid programs.

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

Although our operations and arrangements with our affiliated physicians and professional groups have been structured in an attempt to comply with the federal Anti-Kickback Statute and the Stark Law and similar state laws, a government agency or a private party could assert a contrary position. Additionally, new federal or state laws may be enacted that would cause our arrangements with our affiliated physicians and professional groups to be illegal or result in the imposition of fines and penalties against us.

The providers in our affiliated professional groups may begin to participate in Medicare on some basis, which may subject them or us to additional regulation and scrutiny.

Although less than 1.0% of our revenue is derived from Medicare or Medicaid reimbursements, the providers in our affiliated professional groups may begin to participate in Medicare on some basis. If they do begin to participate in Medicare, any change in the laws, regulations, or policies governing reimbursements could adversely affect their services or our operations. State and federal civil and criminal statutes also impose substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or erroneously bill governmental or other third-party payors for healthcare services. We believe that our affiliated professional groups and our operations are in material compliance with such laws, but we have no assurance that our activities will not be challenged or scrutinized by governmental authorities.

Our senior management has been key to our growth, and we may be adversely affected if we lose any member of our senior management.

We are dependent on our senior management. The loss of key management personnel or our inability to attract, retain, and motivate sufficient numbers of qualified management personnel could have a material adverse effect on us.

We may be confronted with increasing difficulties in the recruiting and development of a management team that possesses the necessary skills and expertise to successfully undertake our strategies.

The services we offer are specialized in their nature. As the market for our services develops, we may find it increasingly difficult to attract and develop the necessary management talent to successfully pursue our growth plans. This is particularly true as we expand through acquisition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal corporate office is in Addison, Texas, and we lease space in this site pursuant to a lease agreement expiring in 2014. We also maintain important divisional offices in the following locations: Lake Forest, California; Naperville, Illinois; Burlington, Massachusetts; Charlestown, Massachusetts; and Franklin, Tennessee.

Except for nine properties we own (including one building located on leased land), we lease all of our approximately 450 offices, including our occupational healthcare centers. We believe that our facilities are adequate for our current needs and that suitable additional space will be available to us on commercially reasonable terms as and when required.

ITEM 3. LEGAL PROCEEDINGS

In January 2005, a wholly-owned subsidiary of the Company, Concentra Integrated Services, Inc. (“CISI”), received a subpoena from the Office of the Attorney General of the State of New York (“NYAG”). The subpoena requests documents and information regarding CISI’s relationships with third-party administrators and health care providers in connection with the NYAG’s review of contractual relationships in the workers’ compensation segment of the insurance industry. CISI has been in discussions with the NYAG concerning its response to the subpoena, and CISI intends to continue to cooperate fully with the investigation.

We are a party to certain claims and litigation in the ordinary course of business. We are not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 28, 2005, Concentra Holding, as sole stockholder of Concentra Operating, voted all of Concentra Operating’s outstanding stock in favor of the election of Norman C. Payson, M.D., to its board of directors. Upon his election to the board, Dr. Payson was appointed to succeed Paul B. Queally as Concentra Operating’s Chairman of the Board; Mr. Queally remained a director. Also continuing as directors were: John K. Carlyle, Carlos A. Ferrer, David A. George, D. Scott Mackesy, Steven E. Nelson, Richard J. Sabolik, and Daniel J. Thomas.

Also on that date, a majority of the common stockholders of Concentra Holding elected Dr. Payson to its board of directors by the written consent of Welsh, Carson, Anderson & Stowe (“WCAS”), Concentra Holding’s principal stockholder. In the written consent, WCAS voted 22,539,763 of its shares in favor of such election. Upon his election to the board, Dr. Payson was appointed to succeed Paul B. Queally as Concentra Holding’s Chairman of the Board; Mr. Queally remained a director. Also continuing as directors were: John K. Carlyle, Carlos A. Ferrer, David A. George, D. Scott Mackesy, Steven E. Nelson, Paul B. Queally, Richard J. Sabolik, and Daniel J. Thomas.

On December 15, 2005, Concentra Holding, as sole stockholder of Concentra Operating, voted all of Concentra Operating’s outstanding stock in favor of the election of William H. Wilcox to its board of directors. Continuing as directors were: John K. Carlyle, Carlos A. Ferrer, David A. George, D. Scott Mackesy, Steven E. Nelson, Norman C. Payson, M.D., Paul B. Queally, Richard J. Sabolik, and Daniel J. Thomas.

Also on that date, a majority of the common stockholders of Concentra Holding elected William H. Wilcox to its board of directors by the written consent of WCAS. In the written consent, WCAS voted 22,539,763 of its shares in favor of such election. Continuing as directors were: John K. Carlyle, Carlos A. Ferrer, David A. George, D. Scott Mackesy, Steven E. Nelson, Norman C. Payson, M.D., Paul B. Queally, Richard J. Sabolik, and Daniel J. Thomas.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of the equity securities of either Concentra Operating or Concentra Holding. Concentra Operating does not issue any of its equity securities in conjunction with an equity compensation plan. As of March 1, 2006, Concentra Holding was the only holder of Concentra Operating common stock. During the two-year period ending December 31, 2005, Concentra Operating and Concentra Holding each declared one dividend. In May 2004, Concentra Operating declared a $97.3 million dividend to Concentra Holding, $96.0 million of which was paid to Concentra Holding’s stockholders and $1.3 million of which will be paid on a deferred basis to the holders of Concentra Holding’s deferred share units. In May 2004, Concentra Holding declared a $2.70 per share dividend to its common stockholders, and declared a $2.70 per share dividend to holders of its deferred share units. See Item 11, “Executive Compensation,” for a discussion of Concentra Holding’s equity compensation plan. During the fourth quarter of 2005, neither Concentra Operating nor Concentra Holding made any repurchases of their respective equity securities.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Statement of Operations Data:
Revenue	$1,155,069	$1,095,849	$1,041,869	$991,349	$850,289
Cost of services	889,712	846,648	809,061	803,890	679,937

Gross profit	265,357	249,201	232,808	187,459	170,352
General and administrative expenses	135,773	130,263	122,949	106,222	81,631
Amortization of intangibles	3,424	3,234	3,933	3,776	15,746
Loss on impairment of goodwill and long-lived assets	—	41,682	—	—	—
Gain on sale of assets	(1,426)	—	—	—	—
Unusual charges (gains)	—	(96)	—	(1,200)	546
Charges for acquisition of affiliate	—	—	—	—	5,519

Operating income	127,586	74,118	105,926	78,661	66,910
Interest expense, net	57,709	55,606	56,322	63,584	66,394
(Gain) loss on change in fair value of economic hedges (1)	(87)	—	(9,869)	7,589	13,602
Loss on early retirement of debt	6,029	14,105	7,837	7,894	—
Loss on acquired affiliate, net of tax	—	—	—	—	5,833
Other, net	3,264	3,047	2,825	(1,284)	(3,733)

Income (loss) before taxes	60,671	1,360	48,811	878	(15,186)
Provision for income taxes	6,061	10,627	5,971	10,582	3,569

Income (loss) from continuing operations	54,610	(9,267)	42,840	(9,704)	(18,755)
(Gain) loss from discontinued operations (2)	809	708	(449)	(96)	(348)

Net income (loss)	$53,801	$(9,975)	$43,289	$(9,608)	$(18,407)

Balance Sheet Data:
Working capital	$101,062	$112,395	$117,427	$102,459	$80,747
Total assets	1,103,365	853,340	887,531	861,113	862,605
Total debt	860,830	734,204	659,234	479,826	562,481
Total stockholder’s equity (deficit)	$6,162	$(62,866)	$44,010	$170,716	$86,705

(1)	See “Note 2. Summary of Significant Accounting Policies” to the Company’s consolidated financial statements.
(2)	See “Note 9. Discontinued Operations” to the Company’s consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements. See page 3 for a detailed explanation of forward-looking statements relied upon in this report. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results may differ materially from those expressed in forward-looking statements because of assumptions, risks, and uncertainties, including the risk factors discussed in detail in Item 1A, “Risk Factors.” This discussion and analysis should be read in conjunction with our audited consolidated financial statements.

Executive Summary

During 2005, due in part to improving national employment trends, acquisitions, and increased volumes from our clients, we achieved revenue and earnings growth as compared to 2004. Due to the high concentration of our services that relate to the nation’s employed workforce, changes in employment can have a direct influence on the underlying demand for our services.

During 2005, we achieved overall revenue growth of 5.4% over 2004 primarily due to growth in our Health Services business segment, which was partially offset by a decline in the revenue in our Care Management Services business segment. Our Health Services segment grew primarily due to increased visits to our centers and growth in our diversified services. Revenue in our Network Services segment increased due to the acquisition of Beech Street Corporation (“Beech Street”) in October 2005. Revenue from this acquisition was partially offset by lower comparative group health volumes from existing customers and from the loss of a significant group health customer during the second quarter. In addition to these factors, Network Services revenue for 2005 decreased due to lower comparative workers’ compensation bill volumes revenue and increased price competition in those areas of our business. Additionally, changes made to the workers’ compensation fee schedule in the State of California in early 2004 negatively affected our Network Services’ revenue primarily in the first half of 2005 as compared to that period of 2004. Revenue in our Care Management Services segment continued to decline in 2005 due to declines in our independent medical exams, and to a lesser extent, in our case management services. We continue to eliminate or reduce our emphasis in lower margin and unprofitable accounts in this segment of our business, and are emphasizing quality and outcomes to further differentiate us from others providing these services. The decline in revenue for Care Management Services in 2005 is also a result of increased competition on a regional and local level and declines in referral trends, which we believe relate to declining rates of workplace injuries that become longer-term disability cases.

Our Health Services and Network Services business segments provide higher gross and operating margins than does our Care Management Services business segment. Our overall gross profit increased 6.5% and our overall gross profit margin increased 0.3% to 23.0% in 2005 as compared to 2004. The increase in gross profit was primarily due to growth in our Health Services and Network Services segments, which was partially offset by a decrease in the contribution from our Care Management Services segment. The slight increase in the gross profit margin was primarily due to increases in our Network Services and Care Management Services segments, offset by a slight decrease in our Health Services segment. The increase in Health Services gross profit is primarily due to increased visits, increased revenue per visit, and increases in diversified services. In 2005, our Network Services margins increased primarily due to the acquisition of Beech Street. These margin increases were partially mitigated by decreased margins as compared to the prior year due to the effects of the California fee schedule change and due to decreases in volumes related to our higher margin workers’ compensation preferred provider organization services. While we will continue to seek measures that will minimize our costs of providing services, in future periods our growth in operating earnings may become increasingly dependent on our ability to increase revenue.

During 2005, we continued our focus on working capital management and on the reduction of our overall cost of indebtedness. We provided $141.8 million in cash flow from operating activities in 2005, which was a result of our positive operating results and favorable changes in working capital. In particular, cash flow from operating activities was enhanced due to a reduction in our days sales outstanding on accounts receivable (“DSO”) to 51 days as compared to 62 days at the same time in the prior year.

In October 2005, we completed two significant acquisitions with a total aggregate purchase price of $213.5 million: Beech Street and Occupational Health + Rehabilitation Inc (“OH+R”). Additionally, we refinanced our senior credit facility in connection with the Beech Street acquisition, by replacing our previous credit facility with a $150.0 million revolving credit facility and a $525.0 million term loan facility.

Overview

We are dedicated to improving quality of life by making healthcare accessible and affordable. We seek to achieve this goal by developing and delivering services designed to promote favorable outcomes and to increase efficiencies in the delivery of and payment for healthcare services. In 2005, we serviced over 6.5 million patient visits, reviewed and repriced over $11.5 billion in medical bills, and managed or reviewed over 262,000 cases. From a foundation of services designed to improve workers’ compensation results for our customers, we have expanded successfully into the group health and auto injury services markets, where payors of healthcare and insurance benefits also routinely seek to enhance healthcare access and affordability.

Through our Health Services segment, we served more than 190,000 employer locations in 2005. Through our Network Services and Care Management Services segments, we provide services to more than 1,850 healthcare payor customers, including insurance companies, group health plans, third-party administrators, and self-insured employers. Our employer and payor customers provide virtually all of our revenue, with less than 1.0% of our revenue currently derived from Medicare or Medicaid reimbursement.

In August 2003, we completed a series of refinancing transactions (the “2003 Refinancing Transactions”) that included issuing $150.0 million aggregate principal amount of 9 1/2% senior subordinated notes and entering into a $435.0 million senior secured credit facility. This credit facility consisted of a $335.0 million term loan facility and a $100.0 million revolving loan facility. We used the proceeds from the 9 1/2% senior subordinated notes offering, together with borrowings under our credit facility and cash on hand, to (1) repay the $335.2 million of outstanding indebtedness under our previous credit facility, (2) terminate previously existing hedging arrangements valued at $23.6 million, (3) transfer $141.2 million of cash proceeds to our parent, Concentra Inc. (“Concentra Holding”), to enable it to redeem a portion of its 14% senior subordinated debentures, (4) pay $4.6 million of accrued interest on the previous credit facility and hedging arrangements, and (5) pay approximately $11.4 million of related fees and expenses. In connection with the termination of the previous credit facility as part of the 2003 Refinancing Transactions, we recorded approximately $7.8 million of debt extinguishment costs in the third quarter of 2003 for the write-off of related deferred financing costs and other expenses. In October 2003, we completed an exchange offer in which we exchanged the 9 1/2% senior subordinated notes for notes that were registered under the Securities Act of 1933.

In November 2003, we issued an additional $30.0 million aggregate principal amount of our 9 1/2% senior subordinated notes. These notes were issued at 106.5% of their face value, resulting in the receipt of $2.0 million in additional gross proceeds. We used these proceeds, together with cash on hand, to (1) transfer $52.8 million of cash proceeds to our parent, Concentra Holding, to enable it to redeem all of its remaining outstanding 14% senior discount debentures, and (2) pay approximately $1.8 million of related fees and expenses. Additionally, Concentra Holding extended the maturity of its $55.0 million bridge loan from June 2004 to March 2005.

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

In August 2004, we redeemed the remaining $27.6 million principal amount of our 13% senior subordinated notes and paid $1.8 million in call premiums. We also completed an additional amendment to our senior credit facility to extend the maturity by one year to 2010 and to reduce the interest rate on borrowings under that facility.

In October 2005, we replaced our existing credit facility with a new $675.0 million senior credit facility in connection with the Beech Street acquisition. The new senior credit facility is comprised of $525.0 million in term indebtedness and a $150.0 million revolving credit facility. The new senior credit facility matures in 2011 and provides the Company with increased borrowing capacity and a lower interest rate on borrowings than the previous credit facility.

Business Segments

We provide our services through three operating segments: Health Services, Network Services, and Care Management Services.

Through our Health Services segment, we are a leading provider of primary occupational healthcare services in the United States. We operate a nationwide network of primary-care centers principally dedicated to the treatment of workplace injuries, including a range of physical therapy and rehabilitation services, and the performance of other employment-related healthcare services. Our affiliated professional associations perform these services through their approximately 745 primary care physicians and 550 physical therapists, as well as nurses and other licensed healthcare providers. With our recent acquisition of OH+R, as of March 1, 2006, we have 301 centers located in 40 states.

Our Network Services segment provides a broad range of services (primarily to insurance companies, third-party administrators, and other non-governmental healthcare payors) designed to improve healthcare affordability by increasing healthcare access, reducing inefficiencies, repricing claims, and streamlining administration of healthcare financial arrangements between payors and providers.

Our Care Management Services segment seeks to promote appropriate healthcare access and utilization by performing services designed to monitor cases and facilitate the return to work of injured or ill employees who have been out of work, receiving healthcare, or both, for an extended period of time due to a work-related or auto incident. Our Care Management Services include field case management, telephonic case management, independent medical examinations, utilization review and management, and peer reviews.

The following table provides certain information concerning our occupational healthcare centers:

	Year Ended December 31,
	2005	2004	2003
Centers at the end of the period (1)	300	257	250
Centers acquired during the period (2)	37	7	6
Centers developed during the period	8	—	—
Centers closed during the period	2	—	—

(1)	Does not include the centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.
(2)	Represents centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period. We acquired sixteen centers, three centers, and six centers that were subsequently consolidated into existing centers during the years ended December 31, 2005, 2004, and 2003, respectively.

Significant Acquisitions

We acquired all the outstanding shares of capital stock of Beech Street on October 3, 2005, in a $164.9 million cash transaction. Beech Street was a privately-held corporation based in Lake Forest, California. Beech Street is one of the country’s leading preferred provider organizations and has approximately 405,000 providers, 52,000 ancillary providers, and 3,800 acute care hospitals within its provider network as of March 1, 2006. Beech Street had revenue for the twelve-month period ending September 30, 2005 of approximately $70.6 million. In connection with our funding of the purchase price for this acquisition, we refinanced our senior credit facility. We replaced our existing $501.5 million term loan facility with a new $675.0 million senior credit facility, consisting of a $150.0 million revolving credit facility and a $525.0 million term loan facility. The new senior credit facility also provides us with a lower rate of interest on our borrowings under this agreement. As part of the refinancing of the senior credit facility, we wrote off $6.0 million of related, unamortized deferred financing costs. During 2005, we began operating and reporting on Beech Street within our Network Services segment.

We acquired all the outstanding shares of capital stock of OH+R on October 31, 2005, for an aggregate purchase price of approximately $47.4 million plus retained cash. OH+R was a publicly-held corporation and provided occupational healthcare services through 33 health centers located predominantly in the northeastern United States. OH+R had revenue of approximately $58.5 million during the twelve-month period ending September 30, 2005. We funded this acquisition through the use of our unrestricted cash balances. During 2005, we began integrating OH+R’s centers into our existing nationwide network of health centers. As a result of the OH+R acquisition, we increased our overall number of health centers by 26. The remaining seven centers acquired in the transaction, located in overlapping markets, were combined with our existing centers.

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

Revenue Recognition

We generally recognize revenue when there is persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. We reduce revenue for estimated contractual allowances and record any amounts invoiced to the customer in advance of service performance as deferred revenue. We recognize this revenue as the services are performed. The amount of deferred revenue, which is included in accrued expenses, was $4.3 million and $6.0 million at December 31, 2005 and 2004, respectively. In addition to the aforementioned general policy, the following are the specific revenue recognition policies of each segment of our operations.

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

Network Services. We derive a significant portion of our Network Services’ revenue from the review and repricing of provider invoices, which determines the appropriate amount of reimbursement to be paid by our clients, including insurers, third-party administrators, and other payors of healthcare costs. Our fees are normally based on the number of charges reviewed, a percentage of the discounts from original invoiced amounts that we determine, or a set fee for each covered employee. We are also contractually entitled to receive a fixed and determinable portion of the savings identified. We recognize this portion of our Network Services revenue as the services are performed, net of estimated allowances. Credits and chargebacks are significant to our revenue for this segment. Estimated allowances are based upon both client-specific and aggregated factors that include historical billing and adjustment data, client contract terms, and performance guarantees. Changes in these factors and trends could materially affect our estimated revenue. A smaller portion of Network Services revenue relates to retrospective, or post-payment, bill review services. We recognize revenue from our post-payment bill review services upon the earlier of customer acknowledgement of the amount owed to us or when we collect cash, because that is when our sales price becomes determinable.

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

Contractual and Bad Debt Allowances

We are paid for virtually all our services by insurance companies, third-party administrators, and employers. Payments from Medicare or Medicaid constitute less than 1.0% of our revenue. We maintain allowances for anticipated contractual billing adjustments that our clients or we may make to invoiced amounts. We also maintain allowances for doubtful accounts for estimated losses resulting from clients’ inability to make required payments. We estimate our potential contractual and bad debt allowances, for billed and unbilled receivables, relative to current period service revenue and by considering the current credit-worthiness of our clients, any known specific collection problems, and our assessment of current client conditions. We analyze both client-specific and aggregated historical collection and adjustment data when evaluating the adequacy of the contractual and bad debt allowances. If our clients’ ability to pay deteriorates, additional allowances may be required. Each patient’s status as a client is verified prior to the performance of any procedures at our health centers. Each quarter, we evaluate the adequacy of the assumptions used in determining these allowances and make adjustments as necessary. Changes in estimates are recognized in the period in which they are determined.

We must make significant management judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our past experience will be indicative of future periods. Although we consider future projections when estimating contractual and bad debt allowances, we ultimately make our decisions based on the best information available to us at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for our services could affect our contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations.

We have improved the degree to which our billing and collection procedures are automated and have increased our focus on billing and collections activity. Our policy is to write off accounts after all collection efforts have failed. DSO decreased to 51 days at December 31, 2005 from 62 days at December 31, 2004. This decrease primarily resulted from stronger collection trends in 2005, primarily in our Network Services and Care Management

Services businesses. DSO is computed by dividing accounts receivable, net of allowances, by the average revenue per day for the prior three months.

Our provision for contractual and bad debt allowances amounted to $92.1 million and $86.5 million in 2005 and 2004, respectively. The 6.4% increase in our provision for contractual and bad debt allowances was primarily due to a 5.4% growth in revenue and, to a lesser extent, the liquidity and recoverability concerns related to certain customers. Our accounts receivable balance was $219.4 million, prior to contractual and bad debt allowances of $48.1 million at December 31, 2005.

The estimate for the allowances for contractual adjustments and doubtful accounts is a critical accounting estimate for all of our segments.

Deferred Income Tax Asset Valuation Allowance

Deferred income tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of our deferred income tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and tax credit carryforwards. We evaluate the recoverability of the deferred income tax assets and associated valuation allowance on a regular basis. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We evaluate a variety of factors on a regular basis to determine the amount of deferred income tax assets to recognize in the financial statements, including our recent earnings history, current and projected future taxable income, the number of years our net operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and available tax planning strategies. Based upon our recent operating history and other factors, management determined that it is more likely than not that our deferred income tax assets will be realized with the exception of certain state net operating loss carryforwards for which a valuation allowance was established. In the event of changes in the factors discussed above, we may determine that the realization of the deferred tax asset is different than the net recorded amount. Accordingly, an adjustment to income in future periods could be necessary. Our deferred income tax assets were $60.5 million and $40.3 million at December 31, 2005 and 2004, respectively.

Goodwill and Other Intangible Assets

We assess the impairment of intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors that could trigger an impairment review include:

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

If we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The value of these projected discounted cash flows could be subject to change based on differences in the assumptions noted above. Our net identifiable intangible assets and goodwill amounted to $664.1 million and $449.7 million at December 31, 2005 and 2004, respectively.

We use a fair value approach to test goodwill and indefinite life intangibles for impairment. We recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill and indefinite life intangibles exceeds its fair value. We established fair values using projected cash flows. When available and as appropriate, we used comparative market multiples to corroborate projected cash flow results. We completed our annual impairment test in the third quarters of 2003, 2004, and 2005. We did not record an impairment charge upon completion of this review in 2003 or 2005. During the third quarter of 2004, we determined that an impairment of goodwill for our Care Management Services reporting unit had occurred. Accordingly, we recorded a $36.0 million goodwill impairment charge in the third quarter of 2004. For a further discussion of the goodwill impairment, see “Loss on Impairment of Goodwill and Long-Lived Assets.”

Professional Liability Insurance Claims

We operate in an environment with medical malpractice and professional liability risks. The entire primary care segment of the healthcare industry is experiencing a dramatic increase in professional liability costs because of the volume of claims and the large legal settlements based on alleged negligence in providing healthcare. Through December 31, 2004, we were insured for professional liability risks on a claims-made basis under traditional high-deductible insurance policies. In December 2004, we formed a wholly-owned captive insurance subsidiary to partially self-insure for professional liability costs effective January 1, 2005. Our wholly-owned captive insurance company, combined with third-party excess coverage, provides insurance on a claims-made basis. We do not have any aggregate excess stop loss protection. Our allowances for professional liability risks, net of amounts payable under insurance policies, were $12.5 million and $9.2 million at December 31, 2005 and 2004, respectively.

We base our provisions for losses related to professional liability risks on actuarially determined estimates that incorporate appropriate discount rates. Loss and loss expense allowances represent the present value of the estimated ultimate net cost of all reported and unreported losses incurred. We estimate the allowances for unpaid losses and loss expenses using individual case-basis valuations and statistical analyses. Trends in loss severity and frequency affect these estimates. We continually review and record adjustments for these estimates as experience develops or new information becomes known; however, the amounts of any actual losses for professional liability risk may not become known for several years after incurrence. Current operating results include the changes to the estimated allowances. However, due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed our estimates.

Acquired Assets and Liabilities

Our business has grown in part through several strategic acquisitions over the last few years. During 2003, 2004, and 2005, we acquired a total of 50 occupational healthcare centers, which includes the 26 centers obtained in the acquisition of OH+R. During this time, the Company also acquired Beech Street. The individual assets and liabilities of each acquired company were recorded at fair value, reflecting amounts for tangible assets and liabilities, and intangible assets.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) SFAS 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 (“SFAS 153”), which is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. SFAS 153 amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 had no financial impact on our financial statements.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). This statement requires companies to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123R eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that we currently use. This statement is effective for us beginning in the first quarter of 2006. SFAS 123R offers alternate methods of adopting this standard. We adopted SFAS 123R on a prospective basis in the first quarter of 2006 and continue to use the Black-Scholes option pricing model to estimate the fair value of stock options granted. Based on current analyses and information, we expect that the combination of expensing stock options upon adoption of SFAS 123R and grants of other stock options will result in approximately $5.9 million to $7.3 million of additional non-cash compensation expense in 2006. Our actual stock-based compensation expense could differ materially from this estimate depending upon the timing and magnitude of new awards, the number and mix of new awards, changes in the fair market value or volatility of our common stock, as well as unanticipated changes in our workforce.

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

Results of Operations

Year ended December 31, 2005 compared with the year ended December 31, 2004

The following table provides the results of operations for years ended December 31, 2005 and 2004 ($ in millions):

	Years Ended December 31,		Change
	2005	2004	$	%
Revenue:
Health Services	$667.1	$576.9	$90.2	15.6%
Network Services	286.0	281.4	4.6	1.7%
Care Management Services	202.0	237.5	(35.5)	(15.0)%

Total revenue	$1,155.1	$1,095.8	$59.3	5.4%

Cost of services:
Health Services	$550.2	$474.4	$75.8	16.0%
Network Services	165.7	163.8	1.9	1.2%
Care Management Services	173.8	208.4	(34.6)	(16.6)%

Total cost of services	$889.7	$846.6	$43.1	5.1%

Gross profit:
Health Services	$116.9	$102.5	$14.4	14.0%
Network Services	120.3	117.6	2.7	2.3%
Care Management Services	28.2	29.1	(0.9)	(3.2)%

Total gross profit	$265.4	$249.2	$16.2	6.5%

Gross profit margin:
Health Services	17.5%	17.8%		(0.3)%
Network Services	42.1%	41.8%		0.3%
Care Management Services	13.9%	12.2%		1.7%

Total gross profit margin	23.0%	22.7%		0.3%

Revenue

The increase in revenue in 2005 was primarily due to growth in our Health Services business, partially offset by decreased volumes in our Care Management Services business. Total contractual allowances offset against revenue during the years ended December 31, 2005 and 2004 were $77.0 million and $74.3 million, respectively. The contractual allowance increase was primarily due to revenue growth in our Health Services business.

Health Services. Health Services’ revenue increased primarily due to growth in visits to our centers. Increases in diversified services, which include our managed pharmacy prescription program, employer on-site healthcare, and laboratory services, also contributed to this segment’s revenue growth. The number of total patient visits per day to our centers in 2005 increased 11.1% as compared to 2004 and increased 4.1% on a same-center basis. Our “same-center” comparisons represent all centers that Health Services has operated for the previous two full years, excluding centers affected by the consolidation of acquired centers. The increase in same-center visits for 2005 from 2004 relates primarily to increases in non-injury and non-illness related visits. We believe these trends are a result of growth in national employment trends during 2004 and 2005, as well as the efforts of our sales and account management teams.

For 2005 and 2004, Health Services derived 72.0% and 72.1%, respectively, of its net revenue from the treatment of work-related injuries and illnesses, and 28.0% and 27.9%, respectively, of its net revenue from non-injury and non-illness related medical services. Excluding diversified services, injury-related visits constituted 46.6% and 48.1% of visits in 2005 and 2004, respectively. Average revenue per visit increased 1.5% for all visits and 1.3% on a same-center basis in 2005 as compared to 2004, primarily due to increases in the average prices charged for our services. Revenue from our centers was $579.0 million and $513.6 million for 2005 and 2004, respectively, while revenue from diversified services was $88.1 million and $63.3 million for the same respective periods.

Network Services. This segment’s revenue increased in 2005 from 2004 primarily due to the acquisition of Beech Street in October 2005, partially offset by lower billings for existing services we provide to group health insurance companies. Revenue from our group health portion of Network Services increased by a total of $11.0 million in 2005 from 2004. Increased revenue for our auto-based provider bill repricing and review services provided growth of $1.1 million for 2005 from 2004. Network Services’ revenue increase in 2005 was partially offset by lower billings for services we provide to payors of workers’ compensation insurance. As compared to 2005, revenue from our workers’ compensation-based provider bill repricing and review services decreased by $7.5 million from 2004.

Workers’ compensation fee schedule changes enacted in early 2004 in the State of California contributed to the decrease for our network services in 2005 compared to 2004. We believe these changes reduced our revenue by approximately $4.7 million during 2005. We have also experienced a decline in our revenue from workers’ compensation preferred provider organization (“PPO”) services, primarily due to a decline in bill volumes from some of our customers and from price competition in certain states where we offer our services. Growth in the group health portion of our Network Services segment was adversely affected beginning in the second quarter of 2005 as a result of the loss of a significant customer account that provided us approximately $19.7 million in revenue during 2004. Although this customer decided to in-source nearly all of the services that we provided, we continue to provide a modest amount of related services. Our revenue from this client decreased by approximately $11.8 million during 2005, and we currently estimate that it will decrease by a further $4.3 million during 2006, primarily during the first quarter. The revenue increase for our auto-based provider bill repricing and review services is due to a customer contract renewal that included an overall increase in pricing.

Care Management Services. Revenue for our Care Management Services segment decreased due primarily to referral declines in our case management and independent medical exams services. For these and the additional reasons stated below, we currently anticipate that during 2006 we will continue to experience decreases in our revenue from this segment as compared to the prior years. We believe that our referral trends have been decreasing as a result of increased competition on a regional and local level, a potential reduction in the reliance by insurers on these types of services, as well as declining rates of workplace injuries that become longer-term disability cases. We also increased our emphasis on reducing our level of concentration in service areas and with certain accounts that were unprofitable. During the later part of 2004, we also began strengthening the guidelines and oversight relating to our billing practices for nurse case manager services and compensation. As a result of this process, we developed new policies and procedures to ensure our nurse case managers record their time in accordance with Company policies, we implemented division-wide training on these new policies and procedures, and we identified and provided for $2.2 million of credits to certain of our care management customers.

Cost of Services

Total cost of services increased primarily due to higher expenses in Health Services as well as a slight increase in Network Services expenses, partially offset by decreased costs in Care Management Services. The increases in expenses relate primarily to an increase in the number of visits to our health centers and the corresponding increase in staffing levels and other related costs of operations. In addition to increases in costs due to general inflation, Health Services has increased its expenses in the areas of sales, account management and other client services, and has experienced an increase in professional liability insurance costs as compared to the prior year. The slight increase in expenses for Network Services primarily relates to the addition of Beech Street in October 2005, partially offset by reduced expenses related to our auto-based and our workers’ compensation-based provider bill repricing and review services in 2005 from 2004. The decrease in expenses in our Care Management Services business segment relates primarily to decreased personnel from cost reduction initiatives and continued focus on expense management.

Gross Profit

We reported increased gross profit in 2005 from 2004, primarily due to growth in our Health Services and Network Services segments, partially offset by lower gross profit in our Care Management Services segment. Our overall gross profit margin increased slightly, primarily due to increases for our Network Services and Care Management Services segments, partially offset by a slight decrease for our Health Services segment. The factors contributing to these trends are further described for each of our segments below.

Health Services. The primary factors contributing to Health Services’ gross profit increase were higher visits, increased revenue per visit, and increases in diversified services. The primary factors contributing to this segment’s slight gross profit margin decrease relate to increased expenses for personnel costs and professional liability insurance expense.

Network Services. Network Services’ gross profit and gross profit margin increased in 2005 from 2004 primarily due to the acquisition of Beech Street in October 2005. Also, our gross profitability from this segment was negatively affected by a decrease in our revenue from our higher-margin workers’ compensation preferred provider organization services, the loss of a significant group health customer, and due to the effects of the California fee schedule change. In coming quarters, we believe that our gross margin percentage for these services will continue to decrease slightly due to the fact that our newer workers’ compensation clients and bill volumes have generally related to our relatively lower margin bill review services and to decreases in the revenue from the loss of a significant customer account described above.

Care Management Services. The slight decrease in our gross profit for our Care Management Services segment was due to revenue decreases in excess of cost reductions. The increase in our gross profit margin was due primarily to cost reduction initiatives undertaken during the fall of 2004 and secondarily due to an emphasis on seeking to reduce our concentration in service areas and with certain accounts that have been unprofitable. During 2005, we also refocused our emphasis toward increasing our overall profitability by reducing the amount of our services in less profitable accounts and in seeking increases in the overall pricing levels. These factors contributed to our increase in gross profitability during 2005. In coming quarters, to the extent we are unable to continue to reduce costs in amounts commensurate with further revenue declines in this segment of our business, our gross profit contribution and margins could be adversely affected.

General and Administrative Expenses

General and administrative expenses increased $5.5 million, or 4.2%, in 2005 to $135.8 million from $130.3 million in 2004. These expenses constituted 11.8% and 11.9% as a percentage of revenue for 2005 and 2004, respectively. The increase in the 2005 general and administrative expenses was primarily due to $7.0 million associated with the acquisitions of Beech Street and OH+R, $3.3 million in increases related to non-cash compensation for amortization of restricted stock, and other growth in compensation and legal expenses. Of the total $3.3 million increase in stock compensation expense, $2.5 million related to the fourth quarter 2005 issuance of Concentra Inc. unrestricted common stock to our Chairman of the Board. These increases in general and administrative expense were partially offset by reduced property and casualty insurance expense, $2.5 million of compensatory expenses we incurred in the second quarter of 2004 in connection with our refinancing transaction, and depreciation expense.

Loss on Impairment of Goodwill and Long-Lived Assets

As discussed above, we experienced a decline in the operating performance of our Care Management Services (“CMS”) reporting unit during the third quarter of 2004, and a culmination of events led us to lower the long-term outlook for this line of our business. As a result of the change in our outlook for our CMS reporting unit, we performed an evaluation of our long-lived assets, which include property, plant, and equipment as well as our internal use software. In reviewing the long-lived asset values, we applied the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We performed our impairment evaluation of the asset groups at each of CMS’ business units, as these are the lowest levels for which identifiable cash flows are available. In performing the evaluation of the assets of the independent medical exams portion of our CMS reporting unit, we determined that the total expected future discounted cash flows for this business unit were less than the carrying value of its assets. Accordingly, during the third quarter of 2004, we incurred an impairment charge of $5.7 million, which represents the difference between the fair value of the independent medical exams services long-lived assets and their carrying value. We estimate that our annual depreciation expense has been reduced by approximately $2.1 million for these impaired assets.

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

Although we have lowered our outlook for this reporting unit, we have traditionally reduced its cost structure commensurate with declines in business volumes. To the extent that CMS’ volumes decline in the future, we would seek to further reduce the primarily variable cost structure of this business unit. CMS represents a relatively small percentage of our operating income and cash flows, and so we believe further reduction in CMS’ business volumes would not have a significant adverse impact on our overall operating results, cash flows, or financial position. We completed our 2005 annual impairment tests of goodwill and determined that no impairment existed at that time.

Sale of Assets

Through an agreement with the State of Ohio Bureau of Workers’ Compensation, we provided medical management and cost containment services to Ohio employers and injured workers (the “Ohio MCO”). In April 2005, we entered into an agreement with a third party to sell the assets of the Ohio MCO for $1.6 million. We recorded a gain on sale of assets of $1.4 million for the sale. We provided these services through our Care Management Services segment. Total revenue for the Ohio MCO was $2.6 million for 2004 and $0.6 million for 2005.

Interest Expense, Net

Interest expense increased $2.1 million in 2005 to $57.7 million from $55.6 million in 2004. The increase was primarily due to increased term loan borrowings under our credit facility and higher effective interest rates on these borrowings. In October 2005, we replaced our existing $501.5 million term loan facility with a new $675.0 million senior credit facility, consisting of a $150.0 million revolving credit facility and a $525.0 million term loan facility. The new senior credit facility provides the Company with a lower interest rate on borrowings than the previous credit facility. Rising market interest rates have caused interest rates on our term loan borrowings for 2005 to be higher than those for the prior year. The redemption of our 13% senior subordinated notes in June and August 2004 was partially offset by the issuance of the 9 1/8% senior subordinated notes in June 2004. At December 31, 2005, approximately 61.0% of our debt contained floating rates. Rising interest rates would negatively impact our results. See “Liquidity and Capital Resources” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Economic Hedges

In March 2005, we entered into a series of economic hedges to reduce the effect of variable interest rate fluctuations on a portion of our credit facility. These economic hedges convert a total of $80.0 million of variable rate debt to fixed rates and expire in various amounts over a three-year period ending March 2008. We recognize the changes in fair value of these economic hedges as assets and liabilities and include any adjustments to the fair value each period in earnings. We recorded a slight gain in 2005 related to the change in the fair value of these economic hedges. The computation of gains and losses is based upon the change in the fair value of our economic hedges, which results in non-cash charges or credits to our earnings and does not impact cash flows from operations or operating income.

Early Retirement of Debt

In October 2005, we replaced our existing senior credit facility with new $675.0 million senior credit facility. In connection with the repayment of our existing senior credit facility, we included in income from continuing operations $6.0 million of debt extinguishment costs in 2005, consisting of related existing deferred financing costs. We redeemed $114.9 million principal amount of our 13% senior subordinated notes in June 2004 and the remaining $27.6 million principal amount of our 13% senior subordinated notes in August 2004. We included in income from continuing operations $14.1 million of debt extinguishment costs in 2004. These costs were comprised of $11.6 million of call premiums and consent payments on the redeemed notes and $2.5 million of related existing deferred financing costs. See “Liquidity and Capital Resources” for a further discussion of these transactions.

Provision for Income Taxes

We recorded tax provisions of $6.1 million and $10.6 million in 2005 and 2004, respectively, which reflected effective tax rates of 10.0% and 781.4%, respectively. The 2005 effective rate differed from the statutory rate primarily due to the reduction of previously accrued income tax liabilities in connection with resolution of the federal income tax audit during 2005. The 2005 effective tax rate was, accordingly, impacted by a $19.0 million benefit to income tax expense resulting from the closing of the Internal Revenue Service’s audits of our 1999, 2000, and 2001 federal income tax returns. Additionally, the impact of both state income taxes as well as other permanent differences created a difference between the effective and statutory rates. The 2004 effective rate differed from the statutory rate primarily due to the impact of state income taxes, the impairment of goodwill in the third quarter of

2004, and other permanent differences. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate in 2006.

Discontinued Operations

Due primarily to our recent operating performance, we determined that we should sell or close the operations of our Canadian field case management services in 2005. We completed the sale of these operations in August 2005 for $13,900 cash consideration, which approximated net book value. We recorded losses from discontinued operations of $0.8 million and $0.7 million for 2005 and 2004, respectively.

Year ended December 31, 2004 compared with the year ended December 31, 2003

The following table provides the results of operations for years ended December 31, 2004 and 2003 ($ in millions):

	Years Ended December 31,		Change
	2004	2003	$	%
Revenue:
Health Services	$576.9	$511.4	$65.5	12.8%
Network Services	281.4	260.2	21.2	8.2%
Care Management Services	237.5	270.3	(32.8)	(12.1)%

Total revenue	$1,095.8	$1,041.9	$53.9	5.2%

Cost of services:
Health Services	$474.4	$421.7	$52.7	12.5%
Network Services	163.8	147.4	16.4	11.2%
Care Management Services	208.4	240.0	(31.6)	(13.1)%

Total cost of services	$846.6	$809.1	$37.5	4.6%

Gross profit:
Health Services	$102.5	$89.7	$12.8	14.3%
Network Services	117.6	112.8	4.8	4.2%
Care Management Services	29.1	30.3	(1.2)	(3.9)%

Total gross profit	$249.2	$232.8	$16.4	7.0%

Gross profit margin:
Health Services	17.8%	17.5%		0.3%
Network Services	41.8%	43.4%		(1.6)%
Care Management Services	12.2%	11.2%		1.0%

Total gross profit margin	22.7%	22.3%		0.4%

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

Health Services. Health Services’ revenue increased primarily due to growth in visits to our centers. Increases in diversified services, which include our managed prescription program, employer on-site healthcare, and laboratory services, also contributed to this segment’s revenue growth. The number of total patient visits per day to our centers in 2004 increased 12.8% as compared to 2003 and increased 8.4% on a same-center basis. Our “same-center” comparisons represent all centers that Health Services has operated for the previous two full years, excluding centers affected by the consolidation of acquired centers. The increase in same-center visits for 2004 from 2003 relates primarily to increases in non-injury and non-illness related visits. We believe these trends are a result of the improving national employment trends during 2004 and the last half of 2003, as well as the efforts of our sales and account management teams.

For 2004 and 2003, our Health Services segment derived 72.1% and 72.5%, respectively, of its net revenue from the treatment of work-related injuries and illnesses, and 27.9% and 27.5%, respectively, of its net revenue from non-injury and non-illness related medical services. Excluding diversified services, injury-related visits constituted 48.1% and 50.1% of visits in 2004 and 2003, respectively. Average revenue per visit decreased slightly in 2004 as compared to the prior year, primarily due to a higher percentage of our visits in 2004 being related to pre-employment physical exams, drug screens, and other non-injury related visits, as compared to injury-related visits. Our fees for these non-injury services are usually lower than those charged for injury-related services, and as such, our average revenue per visit decreased in 2004 due primarily to this change in visit mix. Revenue from our centers was $513.6 million and $457.7 million for 2004 and 2003, respectively, while revenue from diversified services was $63.3 million and $53.7 million for the same respective periods. During the fourth quarter of 2004, our results were affected by the well-publicized shortage of flu vaccinations. We had approximately $3.6 million in revenue from flu vaccinations in the fourth quarter of 2003, but we did not have any such revenue for the fourth quarter of 2004.

Network Services. This segment’s revenue increased primarily through growth in billings for services we provide to payors of group health insurance as well as to payors of workers’ compensation and auto insurance. Increases in our out-of-network medical providers’ bill review services were the primary contributor to the growth in this business segment. As compared to the prior year, our revenue from these services grew by $9.7 million during 2004. This increase in revenue was due to growth in the amount of savings achieved through our review of medical charges as compared to the prior year. Increased revenue for our auto-based provider bill repricing and review services provided growth of $5.1 million for 2004 as compared to 2003. As compared to the prior year, revenue from our workers’ compensation-based provider bill repricing and review services grew by $4.6 million during the 2004. Increases in revenue from workers’ compensation related clients have primarily been related to our bill review and repricing services. During 2004, these increases in revenue were partially mitigated by decreases in revenue related to our workers’ compensation preferred provider organization. These PPO services experienced increased price competition that restricted our ability to grow our revenue from these types of services.

Workers’ compensation fee schedule changes enacted in early 2004 in the State of California mitigated the growth for our network services in 2004 compared to 2003. We believe these changes reduced our revenue growth by approximately $5.6 million during 2004.

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

Health Services. The primary factors in Health Services’ gross profit and gross profit margin increases were higher visits, increases in diversified services, and the fixed nature of expenses for our existing center facilities.

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

General and Administrative Expenses

General and administrative expenses increased $7.3 million, or 5.9%, in 2004 to $130.3 million from $123.0 million in 2003. These expenses constituted 11.9% and 11.8% as a percentage of revenue for 2004 and 2003, respectively. The increase in general and administrative expenses during 2004 was primarily due to increased personnel costs and contract labor, which grew by $13.0 million. These increases in personnel costs and contract labor related primarily to increased headcount, $1.1 million of severance and benefit expenses in connection with the resignation of our President and Chief Operating Officer, approximately $3.7 million in contract labor costs related to our compliance efforts associated with Section 404 of the Sarbanes-Oxley Act of 2002, and $2.5 million of compensatory expenses related to the financing transactions we completed in June 2004. See “Liquidity and Capital Resources” for a further discussion of these transactions. In addition to the contract labor costs described above, we incurred an additional $0.5 million in external auditor fees associated with obtaining auditor certification under Section 404 of the Sarbanes-Oxley Act. These increases in costs were partially offset by decreases in general and administrative expenses associated with our Care Management Services segment, telecommunications costs, and bad debt expenses.

Loss on Impairment of Goodwill and Long-Lived Assets

As discussed above, we experienced a decline in the operating performance of our Care Management Services reporting unit during the third quarter of 2004, and a culmination of events led us to lower the long-term outlook for this line of our business. As a result of the change in our outlook for our CMS reporting unit, we performed an evaluation of our long-lived assets, which include property, plant, and equipment as well as our internal use software. In performing the evaluation of the assets of the independent medical exams portion of our CMS reporting unit, we determined that the total expected future discounted cash flows for this business unit were less than the carrying value of its assets. Accordingly, during the third quarter of 2004, we incurred an impairment charge of $5.7 million, which represents the difference between the fair value of the independent medical exams services long-lived assets and their carrying value. We estimate that our annual depreciation expense is reduced by approximately $2.1 million for these impaired assets.

In accordance with SFAS 142, we periodically evaluate the carrying value of goodwill and indefinite life intangible assets. The change in our outlook for the future performance of CMS as well as the departures of key personnel caused a “triggering event” in the third quarter of 2004, which indicated the necessity of a review of our goodwill pursuant to the provisions of SFAS 142. The goodwill impairment assessment included reviewing our long-term view of the care management market, projections of future cash flows, and the estimated fair value of the overall business segment. We concluded that an impairment of our goodwill for the CMS reporting unit occurred in the third quarter of 2004. The goodwill impairment test resulted in the recognition of a $36.0 million charge, which represents the difference between the fair value of CMS’ goodwill and its carrying value.

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

Interest Expense, Net

Interest expense decreased $0.7 million in 2004 to $55.6 million from $56.3 million in 2003. The decrease was primarily due to the termination of our interest rate collars in August 2003 and the redemption of our 13% senior subordinated notes in June and August 2004, partially offset by the 9 1/2% senior subordinated notes issued in the last half of 2003 and the 9 1/8% senior subordinated notes issued in June 2004. At December 31, 2004, approximately 54.4% of our debt contained variable interest rates.

Economic Hedges

In 2003, we used interest rate collars to reduce our exposure to variable interest rates and because our previous credit agreement required them. These collars generally provided for certain ceilings and floors on interest payments as the three-month London Interbank Offered Rate (“LIBOR”) increased and decreased, respectively. The changes in fair value of this combination of ceilings and floors were recognized each period in earnings. We recorded a gain of $9.9 million in 2003 related to the change in the fair value of these interest rate collars. The computation of gains and losses was based upon the change in the fair value of our interest rate collar agreements. The earnings impact from the gains and losses resulted in non-cash charges or credits and did not impact cash flows from operations or operating income. There had been periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate collars. In August 2003, we completed a series of refinancing transactions, which included terminating our economic hedges. Accordingly, no gains or losses related to economic hedges were recorded in 2004.

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

Provision for Income Taxes

We recorded tax provisions of $10.6 million and $6.0 million in 2004 and 2003, respectively, which reflected effective tax rates of 781.4% and 12.2%, respectively. The 2004 effective rate differed from the statutory rate primarily due to the impact of state taxes, the impairment of goodwill in the third quarter of 2004, and other permanent differences. The 2003 effective rate differed from the statutory rate primarily due to the impact of state taxes, the release of the deferred income tax valuation allowance, and other permanent differences. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income.

Discontinued Operations

Due primarily to our recent operating performance, we determined that we should sell or close the operations of our Canadian field case management services in 2005. We completed the sale of these operations in August 2005 for $13,900 cash consideration, which approximated net book value. We recorded a loss from discontinued operations of $0.7 million in 2004 and a gain from discontinued operations of $0.4 million in 2003.

Acquisitions and Divestitures

Periodically, we evaluate opportunities to acquire or divest of businesses when we believe those actions will enhance our future growth and financial performance. Currently, to the extent we consider acquisitions, they are typically businesses that operate in the same markets or along the same service lines as those in which we currently operate. Our evaluations are subject to our availability of capital, our debt covenant requirements, and a number of other financial and operating considerations. The process involved in evaluating, negotiating, gaining required approvals, and other necessary activities associated with individual acquisition or divestiture opportunities can be extensive and involve a significant passage of time. It is also not uncommon for discussions to be called off or anticipated acquisitions or divestitures to be terminated shortly in advance of the date upon which they were to have been consummated. As such, we generally endeavor to announce material acquisitions and divestitures based on their relative size and anticipated effect on our business once we believe they have reached a state in the acquisition or divestiture process where we believe that their consummation is reasonably certain and with consideration of other legal and general business practices.

During 2005, 2004, and 2003, we acquired a total of 50 occupational healthcare centers, which includes the 26 centers obtained in the acquisition of OH+R. During the fall of 2005, we also acquired Beech Street. We currently believe we will consummate additional acquisitions of centers in small transactions through our Health Services segment during 2006.

Liquidity and Capital Resources

Because the majority of our debt maturities do not commence until 2010 and our current level of cash provided by operating activities exceeds our currently anticipated capital expenditures, occupational healthcare center acquisitions, and principal repayment requirements, we currently believe that our cash balances, the cash flow generated from operations, and our borrowing capacity under our revolving credit facility will be sufficient to provide for our liquidity needs over the next two years. Although we currently anticipate achieving the financial covenant requirements of our senior credit facility, our ability to be in compliance with the increasingly restrictive ratios depends on our ability to increase cash flows over current levels. If we are confronted by adverse business conditions during the next two years and our cash flows decline, we could face more immediate pressures on our liquidity that might necessitate us taking actions to amend or refinance our senior indebtedness.

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

Cash Flows from Operating Activities. Cash flows from operating activities provided $141.8 million, $98.9 million, and $113.6 million for the years ended December 31, 2005, 2004, and 2003, respectively. The increase in cash flows from operating activities in 2005 from 2004 was a result of increased operating income and favorable changes in working capital. During 2005, $37.6 million of cash was provided by changes in working capital, related to net decreases in accounts receivable of $20.1 million and increased accounts payable and accrued liabilities of $18.1 million, partially offset by increased prepaid expenses and other assets of $0.6 million. The decrease in accounts receivable primarily relates to increased collections in 2005. Accounts payable and accrued expenses increased due to the timing of certain payments, including payment of accrued payroll, accrued interest on our debt, accrued legal reserves, and deferred rent. In particular, due to the timing of our due date for payments of interest on our senior debt, we made our fourth quarter payment of $8.4 million in interest after the completion of the year. Accordingly, we will likely have five payments of interest on our senior debt during 2006, which will decrease our cash flow from operating activities during the current year. During 2004, $14.5 million of cash was provided by changes in working capital, primarily related to decreases in prepaid expenses and other assets of $15.8 million and increases in accounts payable and accrued expenses of $1.7 million, partially offset by increased accounts receivable of $3.0 million. The increase in accounts receivable primarily relates to increases in revenue in 2004 and slight decreases in our contractual and bad debt allowances. Accounts payable and accrued expenses increased and prepaid expenses and other assets decreased primarily due to the timing of certain payments, including the payment of employee benefits, accrued interest on our debt and tax refunds receivable. During 2003, $18.5 million of cash was provided by changes in working capital, related to increased accounts payable and accrued liabilities of $30.5 million, partially offset by increased accounts receivable of $2.1 million and increased prepaid expenses and other assets of $9.9 million. Prepaid expenses and other assets increased primarily due to the timing of certain payments, and accounts receivable increased primarily due to continued and seasonal revenue growth. Accounts payable and accrued expenses increased due to the timing of certain payments and an increase of $7.1 million in deferred revenue.

One of our financial objectives is to minimize the amount of net working capital necessary for us to operate. We believe that through these efforts, we may be able to reduce our overall borrowing requirements. Accordingly, we periodically strive to improve the speed at which we collect our accounts receivable and to maximize the duration of our accounts payable. Our DSO on accounts receivable was 51 days at December 31, 2005, as compared to 62 days at December 31, 2004 and 59 days at December 31, 2003. We currently do not anticipate signficant future decreases in our DSO, and as such, do not believe that we will experience similar improvements in our cash flows from operating activities from working capital improvements in future years. We calculate DSO based on accounts receivable, net of allowances, divided by the average revenue per day for the prior three months. The decrease in the DSO in 2005 from 2004 was primarily due to stronger collection trends, primarily for our Network Services and Care Management Services businesses. The increase in the DSO in 2004 from 2003 was primarily due to an increase in the DSO for our Network Services business.

Due to accumulated losses for tax purposes from prior years, we were not required to pay federal taxes during 2005. Under current tax rules, we currently anticipate that our remaining net operating loss carryforwards may offset our taxable income for 2006. However, it is possible that we will be required to commence payment of federal taxes during 2007. This requirement could contribute to decreases in our cash flows from operating activities in that and subsequent years.

Cash Flows from Investing Activities. In 2005, we used net cash of $220.8 million in connection with acquisitions and $49.1 million to purchase property, equipment, and other assets, consisting primarily of new computer hardware, software technology, and leasehold improvements. Increases in our capital expenditures during 2005 as compared to 2004 primarily related to a growth in our renovation, relocation, expansion, and construction of health centers for our Health Services business segment. Proceeds from the sale of the Ohio MCO assets provided $1.6 million of net cash in 2005. In 2004, we used net cash of $6.8 million in connection with acquisitions and $27.9 million to purchase property, equipment, and other assets, consisting primarily of new computer hardware and software technology. Additionally, we used $1.2 million for restricted cash associated with our captive insurance arrangements. In 2003, we used net cash of $6.2 million in connection with acquisitions and $29.6 million to purchase property, equipment, and other assets, the majority of which was spent on new computer hardware and software technology, including $1.5 million of software acquired under a capital lease.

Given the current rate of growth in our Health Services segment and the opportunities we perceive for future expansion of this business, we anticipate our 2006 expenditures to be consistent with our 2005 expenditures for health center relocations, de novo development of health centers, improvements to acquired health centers, and renovations. Additionally, in the ordinary course of business we endeavor to fund capital expenditures for various information technology projects that we believe will support our continued growth. Based upon our current estimates, we believe our various information technology expenditures could increase in coming quarters, primarily to support our future growth in the Network Services segment, including the integraton of Beech Street. As a result of these trends in health center and information technology projects, we anticipate that our capital expenditures for 2006 will be comparable to 2005, which was greater than that incurred during the preceding years. In prior years, our capital expenditures have generally been in a range of 3% to 5% of our revenue. We believe that our expenditures for 2006 will remain in this range. Additionally, we anticipate using approximately $5.0 million to $7.0 million of restricted cash in 2006 as required by our captive insurance arrangement.

Cash Flows from Financing Activities. Cash flows provided by financing activities in 2005 of $130.2 million were primarily due to the $525.0 million in proceeds from our previously discussed refinanced term loan facility, as well as $10.2 million in proceeds contributed to Concentra Operating from the issuance of common stock from Concentra Holding. These cash flow increases were partially offset by $4.1 million in payments of deferred financing costs, $0.8 million in distributions to minority interests, and payments on debt of $400.1 million, which includes a $30.1 million prepayment of our term loan, and a $366.6 million payment of the previously outstanding term loan facility balance. Cash flows used in financing activities in 2004 of $44.2 million were primarily due to the previously discussed June and August 2004 financing transactions. In connection with these financing transactions, we used cash to redeem $142.5 million of our 13% senior subordinated notes, pay a $96.0 million dividend to Concentra Holding, pay $11.6 million of early debt retirement costs, and pay $8.5 million of deferred financing costs. We received $152.9 million in net proceeds from the issuance of our 9 1/8% senior subordinated notes and $70.0 million in incremental term loan borrowings under our credit agreement. In 2004, we also paid $3.9 million on our term loans under our credit facility, $1.5 million on a capital lease, and $3.4 million in distributions to shareholders with minority interests. Cash flows used in financing activities in 2003 of $54.1 million were primarily due to payments on debt of $340.5 million, transfers of $193.9 million to Concentra Holding, $23.6 million in payments to terminate hedging arrangements, and $13.2 million of payments of deferred financing costs, partially offset by $519.2 million in proceeds from the issuance of debt. These activities primarily related to the August 2003 and November 2003 refinancing transactions previously discussed. The $519.2 million in proceeds from the issuance of debt included $1.5 million in proceeds from a five-year capital lease for software that we entered in February 2003. We paid $1.5 million at the lease execution, with the remaining payment due in one year. Additionally, we paid $2.3 million in distributions to minority interests in 2003.

Senior Credit Facility. As necessary, we make short-term borrowings under our credit facility for working capital and other purposes. Given the timing of our expenditures for payroll, interest payments, acquisitions, and other significant outlays, our level of borrowing under our revolving credit facility can vary substantially throughout the course of an operating period. During 2004 and 2005, we had no borrowings under our revolving credit facility.

Our amended credit facility requires us to satisfy certain financial covenant ratio requirements including leverage ratios, interest coverage ratios, and fixed charge coverage ratios. In 2004 and 2005, we were in compliance with our covenants, including our financial covenant ratio tests. The leverage ratio and interest coverage ratio requirements for the quarter ended December 31, 2005 were 5.50 to 1.00 and 2.35 to 1.00, respectively. While less restrictive than requirements under the previous credit facility, the leverage ratio and the interest coverage ratio requirements under the new credit facility become increasingly restrictive in future quarters through the second quarter of 2010 and the first quarter of 2010, respectively. Although we currently anticipate achieving these required covenant levels, our ability to be in compliance with these more restrictive ratios depends on our ability to increase cash flows over current levels. At December 31, 2005, we had no borrowings and $19.2 million of letters of credit outstanding under our $150.0 million revolving credit facility and $525.0 million in term loans outstanding under our term loan facility. Our total indebtedness outstanding was $860.8 million at December 31, 2005.

Our credit facility also contains prepayment requirements that occur based on certain net asset sales outside the ordinary course of business by us, from the proceeds of specified debt and equity issuances by us, and if we have excess cash flow, as defined in the agreement. Because of our excess cash flow (as defined in the agreement) during 2004, we prepaid $30.1 million of our term loan during the second quarter of 2005. We were not required to make any prepayments under the respective provisions in 2003, 2004, the first quarter of 2005, the third quarter of 2005, or the fourth quarter of 2005. We intend to prepay $31.6 million of our term loan during the second quarter of 2006. Of this amount, $14.1 million will be paid in compliance with the excess cash flow requirements of our credit facility. The remaining $17.5 million will be made as an optional prepayment. Based upon our financial projections, we anticipate that we may continue to be required to make prepayments in future periods.

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

Contractual Obligations. The following table sets forth our schedule of contractual obligations at December 31, 2005, including current maturities of our long-term debt, future minimum lease payments due under noncancelable operating leases, capital lease obligations, and other contractual obligations reflected in long-term liabilities. We did not have any open purchase obligations at December 31, 2005. Amounts in thousands:

	Total	2006	2007-08	2009-10	After 2010
Operating leases	$271,614	$54,394	$83,363	$56,586	$77,271
Capital lease obligations	1,135	588	450	97	—
Long-term debt	860,079	19,381	11,495	261,740	567,463
Other contractual obligations reflected in long-term liabilities on the consolidated balance sheet	27,980	9,588	15,644	2,463	285

Total	$1,160,808	$83,951	$110,952	$320,886	$645,019

Our interest payment obligations on the long-term debt in the above table would be approximately $67.1 million, $132.6 million, $131.7 million, and $37.4 million for the years 2006, 2007-2008, 2009-2010, and after 2010, respectively. For the term loans under our credit facility, we used forecasted three-month LIBOR interest rates of 4.5%-4.8% for 2006, 4.7%-4.8% for 2007-2008, 4.8%-4.9% for 2009-2010, and 4.9% for 2011. The contractual obligations and interest payment obligation on our long-term debt give effect to the $14.1 million required prepayment on our credit facility in 2006, but do not give effect to the $17.5 million anticipated optional prepayment.

Legal Proceedings

In January 2005, a wholly-owned subsidiary of the Company, Concentra Integrated Services, Inc. (“CISI”), received a subpoena from the Office of the Attorney General of the State of New York (“NYAG”). The subpoena requests documents and information regarding CISI’s relationships with third-party administrators and healthcare providers in connection with the NYAG’s review of contractual relationships in the workers’ compensation segment of the insurance industry. CISI has been in discussions with the NYAG concerning its response to the subpoena, and CISI intends to continue to cooperate fully with the investigation.

We are party to certain claims and litigation in the ordinary course of business. We are not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations.

Other Considerations

Professional Liability Costs. Effective January 1, 2005, we replaced our existing third-party professional liability insurance coverage with a new wholly-owned captive insurance subsidiary to partially self-insure for professional liability costs. We entered into this self-insurance arrangement because we were unable to renew our existing coverage at acceptable rates, which we believe was an industry-wide situation. Under our self-insurance structure, our captive insurance subsididary provides insurance on a claims-made basis, and we retain more risk for professional liability costs, including settlements and claims expense, than under our previous high-deductible third-party coverage. Based upon our historical and expected levels of exposure, we believe that our excess liability coverage for professional liability costs is adequate, and we have not elected to purchase aggregate excess stop loss protection. Our professional liability costs are based on actuarial estimates of our professional liability settlement and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for professional liability costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our professional liability costs are based could materially affect results of operations in a particular period even if we do not experience an actual increase in claims or related expenses. For the years ended December 31, 2005 and 2004, our professional liability costs were $9.6 million and $5.7 million, respectively.

Industry Developments. Recent litigation between healthcare providers and insurers has challenged the insurers’ claims adjudication practices and reimbursement decisions. We are a party to certain actions challenging the operation of our PPOs, including the discount taken, and the accuracy and applicability of the bill review databases that we utilize. We do not believe that these actions, individually or in the aggregate, will result in a material adverse effect upon our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. Our largest exposure with respect to variable rate debt comes from changes in the LIBOR. At December 31, 2005 and 2004, approximately 61.0% and 54.4%, respectively, of our debt contained variable rates. Assuming we make the $14.1 million required prepayment on our term loan as well as the $17.5 million optional prepayment, our interest expense for variable rate instruments would increase approximately $2.1 million in 2006 if interest rates average 10% more in 2006 than they did at December 31, 2005. Market rate volatility is dependent on many factors that are impossible to forecast and actual interest rate increases could be more or less severe than this 10% increase. We do not hold or issue derivative financial instruments for trading or speculation purposes and are not a party to any leveraged derivative transactions.

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

Based on their evaluation as of December 31, 2005, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

The Company’s assessment of internal control over financial reporting excludes Beech Street and OH+R, which were acquired in 2005. The Beech Street and OH+R acquisitions represent 2.0% and 3.5% of the consolidated total assets at December 31, 2005, and 1.4% and 0.7% of the consolidated total net revenues for the year ended December 31, 2005, respectively. Refer to “Note 6. Acquisitions” in our audited consolidated financial statements for further discussion of the Beech Street and OH+R acquisitions and other acquisitions and their impact on the Company’s consolidated financial statements.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been evaluated by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which audited the consolidated financial statements of the Company included in this report on Form 10-K, as stated in their attestation report which is included herein. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

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

Concentra Holding

Executive officers of Concentra Operating and Concentra Holding are elected annually by their respective board of directors and serve until their successors are duly elected and have qualified. Directors of Concentra Operating and Concentra Holding are elected annually by the respective companies’ stockholders and serve until their successors are duly elected and have qualified. Pursuant to a Voting Agreement between WCAS, Concentra Holding’s principal stockholder, and Norman C. Payson, M.D., WCAS agreed to (i) use its best efforts to cause Concentra Holding to comply with its obligations under the Voting Agreement, (ii) cause its designees on the Board of Directors of Concentra Holding to nominate Dr. Payson for election and re-election to the Board, as the case may be, and (iii) vote all its shares of Concentra Holding common stock in favor of Dr. Payson’s election or re-election, as the case may be. There are no other arrangements or understandings between any officer or director and any other person pursuant to which any officer or director was, or is to be, selected as an officer, director, or nominee for officer or director; however as long as any Class A common stock is outstanding, the holders of Class A common stock, voting as a class, shall have the right to elect one member of Concentra Holding’s board of directors. There are no family relationships among any of our executive officers or directors. The names, ages as of March 1, 2006, and positions of the executive officers and directors of Concentra Operating and Concentra Holding are listed below along with their relevant business experience.

Name	Age	Position
Daniel J. Thomas	47	Director, President and Chief Executive Officer
Thomas E. Kiraly	46	Executive Vice President, Chief Financial Officer and Treasurer
James M. Greenwood	45	Executive Vice President - Corporate Development
Richard A. Parr II	47	Executive Vice President, General Counsel and Corporate Secretary
Norman C. Payson, M.D	57	Chairman of the Board and Director
John K. Carlyle	51	Director
Carlos A. Ferrer	52	Director
David A. George	50	Director
D. Scott Mackesy	37	Director
Steven E. Nelson	51	Director
Paul B. Queally	41	Director
Richard J. Sabolik	57	Director
William H. Wilcox	54	Director

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

Thomas E. Kiraly has served as Executive Vice President, Chief Financial Officer and Treasurer of our parent since May 1999 and of us since August 1999. Prior to that time, Mr. Kiraly served as the principal accounting and financial officer of BRC Holdings, Inc. from December 1988 to May 1999. BRC Holdings, Inc. was a diversified provider of specialized information systems and services to healthcare institutions and local governments and was acquired in February 1999 by Affiliated Computer Services, Inc., an information services provider. During his tenure at BRC Holdings, Inc., Mr. Kiraly held the titles of Executive Vice President and Chief Financial Officer from March 1994 through May 1999 and Vice President of Finance from December 1988 through March 1994. Prior to that time, Mr. Kiraly was a Senior Management Consultant with the national accounting firm of Touche Ross & Co., a predecessor to Deloitte L.L.P., from May 1985 until December 1988.

James M. Greenwood has served as Executive Vice President - Corporate Development of our parent since February 1998 and of us since August 1999 and as Senior Vice President - Corporate Development of our parent from August 1997 to February 1998. He served as OccuSystems’ Chief Financial Officer from 1993 through August 1997, and as Senior Vice President from 1994 until August 1997. From 1988 until he joined OccuSystems in 1993, Mr. Greenwood served in numerous positions with Bank One, Texas, N.A., and its predecessors, including as Senior Vice President and Manager of Mergers and Acquisitions.

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

Norman C. Payson, M.D. has served as a director and the Chairman of the Board of our parent and us since November 2005. From 1998 through 2002, he was Chief Executive Officer of Oxford Health Plans, Inc. Prior to that, Dr. Payson was Chief Executive Officer of Healthsource, Inc. from its inception in 1985 until its sale to CIGNA Corporation in 1997. Dr. Payson presently serves on the board of directors of Baltimore-based XLHealth Corporation, a disease management company, and is a member of the Board of Overseers of the Dartmouth Medical School and the Mailman School of Public Health at Columbia University. He is a member of the advisory board of the Health Sciences Technology Division of the Massachusetts Institute of Technology and Harvard Medical School and serves on the boards of several charitable healthcare-related institutions. Dr. Payson previously served on the board of the American Association of Health Plans where he chaired its committee on Readiness (Bioterrorism) and co-chaired its committee on Medicare.

John K. Carlyle has served as a director of our parent since August 1997 and of us since August 1999. He currently serves as Chief Executive Officer of Accuro Healthcare Solutions, Inc., a healthcare reimbursement services company and a WCAS-affiliated company. Mr. Carlyle served as Chief Executive Officer of MAGELLA Healthcare Corporation, a private physician group devoted to neonatology and perinatology, from July 2000 until its sale to Pediatrix Medical Group, Inc. in May 2001, and as President and Chief Executive Officer of MAGELLA from February 1998 through June 2000. He served as Chairman of the Board of our parent from August 1997 to January 1998 and from September 1998 until August 1999. Mr. Carlyle served as OccuSystems’ Chairman of the Board and Chief Executive Officer from January 1997 until August 1997 and as Chief Executive Officer and a director of OccuSystems from 1991 until August 1997. He joined OccuSystems in 1990 as its President and served in that capacity until December 1996. Mr. Carlyle is a director of National Surgical Care, Inc., an operator of ambulatory surgical centers, and of Odyssey Healthcare, Inc., a hospice care company, where he serves on that company’s audit committee and nominating and governance committee.

Carlos A. Ferrer has served as a director of our parent and us since August 1999. He has served as a member of the general partner of Ferrer Freeman & Company, LLC, a healthcare-focused private equity firm, since 1995. Prior to 1995, he was employed by Credit Suisse First Boston Corporation as a Managing Director. Mr. Ferrer is a director of Volcano Corporation, a medical device company, and MedPointe, Inc., a specialty pharmaceutical products company. He is a director of OrthoRx, Inc., an orthopaedic medical equipment company, and Preferred Care Partners Holdings Corp., a medicare management company. He is a director and audit and compensation committee member of Ardent Health Services, LLC, a provider of healthcare services. He is also Vice Chairman of the Board of Trustees of the Cancer Research Institute.

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

D. Scott Mackesy has served as a director of our parent and us since August 1999. Mr. Mackesy joined WCAS in 1998 and has served as a general partner or managing member of the respective sole general partner of WCAS and other associated investment partnerships since 2001. Mr. Mackesy is a director and compensation committee member of Ardent Health Services, LLC, a provider of healthcare services, SHPS, Inc., an integrated health management provider, and Ameripath, Inc., a pathology services company. Mr. Mackesy is also a board member of US Oncology, Inc., the nation’s leading healthcare services network dedicated exclusively to cancer treatment and research, and several other private companies.

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

Paul B. Queally has served as a director of our parent and us since August 1999. From August 1999 through November 2005, Mr. Queally served as the Chairman of the Board of our parent and us. He has served as a managing member or general partner of the respective sole general partner of WCAS and other associated investment partnerships since February 1996. Prior to joining WCAS in February 1996, Mr. Queally held various positions, including General Partner at The Sprout Group, a private equity affiliate of Credit Suisse First Boston Corporation, since 1987. He is a director and compensation committee member of United Surgical Partners International, Inc., an ambulatory surgery center company, MedCath, Inc., a cardiac care management and cardiac specialty hospital company, Ameripath, Inc., a pathology services company, and SHPS Inc., an integrated health management provider, and is a director of several other private companies.

Richard J. Sabolik has served as a director of our parent and us since June 2003. From March 2004 until December 2004, he served as Senior Vice President and Chief Financial Officer of Radiologix, Inc., a national provider of diagnostic imaging services. He previously served as Chief Executive Officer of ez-GT, Inc., an Internet-based transportation services company that he founded in March 2000. Prior to that time, he was a partner with KPMG LLP from July 1981 to January 2000, where he served large regional and national clients and was responsible for various regional KPMG healthcare practices and national service offerings. He also was a member of KPMG’s National Healthcare Practice “Board of Directors” for more than 15 years. He is a member of the board of directors of the North Texas Chapter of the National Association of Corporate Directors and of the board of directors of CEO Netweavers, Inc. Mr. Sabolik is a certified public accountant.

William H. Wilcox has served as a director of our parent and us since December 2005. He is currently President, Chief Executive Officer, and a member of the board of directors of United Surgical Partners International, Inc. (“USPI”), a publicly-traded company headquartered in Dallas that owns and operates surgery centers and private surgical hospitals in the United States and the United Kingdom. From September 1998 until April 2004, he served as President, Chief Operating Officer, and a director of USPI. From 1996 until September 1998, Mr. Wilcox was President and Chief Executive Officer of United Dental Care, Inc., a publicly-traded dental health maintenance organization. From September 1994 to May 1996, he served as President of the Surgery Group of Columbia/HCA Health Care Corporation and as President and Chief Executive Officer of the Ambulatory Surgery Division of Columbia. Prior to that, Mr. Wilcox was Chief Operating Officer and a director of Medical Care America. He held several positions with that company between 1983 and 1994, including President of its Medical Care International (surgery centers) and Critical Care America (infusion therapy) units. Prior to 1983, he held various hospital management positions with Hospital Corporation of America and Hospital Affiliates International.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions. A copy of this Code of Business Conduct and Ethics is available free of charge on our Internet website at www.concentra.com/About/Ethics. We intend to disclose any amendments to our Code of Business Conduct and Ethics, and any waiver from a provision of the code granted to a board member or executive officer, on our Internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this report and should not be considered part of this or any other report we file with or furnish to the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation paid or earned for the fiscal year 2005, 2004, and 2003 to Concentra Holding’s and Concentra Operating’s Chief Executive Officer and the three most highly compensated executive officers of Concentra Holding and Concentra Operating other than the Chief Executive Officer serving in this capacity as of December 31, 2005. These executive officers are referred to as the named executive officers.

	Annual Compensation				Long-Term Compensation Awards			All Other Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Other Annual Compensation ($)	Restricted Stock Awards ($) (2) (3)		Securities Underlying Options	($) (4)
Daniel J. Thomas	2005	$569,615	$38,281	—	$—		—	$82,766
President and Chief Executive	2004	568,654	850,000	—	1,636,500	(5)(6)	200,000	18,146
Officer, Director	2003	500,000	100,000	—	—		—	644
James M. Greenwood	2005	319,616	19,588	—	—		—	43,403
Executive Vice President -	2004	311,289	197,500	—	276,000	(5)(6)	45,000	9,472
Corporate Development	2003	295,000	—	—	24,240		—	519
Thomas E. Kiraly	2005	349,808	9,783	—	—		—	26,395
Executive Vice President, Chief	2004	352,077	435,000	—	633,000	(5)	120,000	10,472
Financial Officer and Treasurer	2003	320,000	85,000	—	90,910		—	1,525
Richard A. Parr II	2005	294,808	22,036	—	—		—	50,741
Executive Vice President, General	2004	295,636	190,000	—	151,500	(5)(6)	25,000	12,731
Counsel and Corporate Secretary	2003	278,500	85,000	—	18,180		—	1,643

(1)	The bonus amounts paid in 2005 were related to the termination of certain split-dollar life insurance agreements. Pursuant to such agreements, the Company paid the cost of premiums on life insurance policies for certain executives, and had the right to receive a return of premiums in the future. The Company and the named executive officers elected to terminate these agreements during 2005 due to the prospective prohibitions on loans to executive officers under the Sarbanes-Oxley Act of 2002 and the impact of recent tax law changes on the treatment of split-dollar policies. The termination of these agreements resulted in a taxable event for the named executive officers, and the Company provided payments to each named executive officer in an amount sufficient to pay the income and related payroll taxes with respect to the termination of the agreements and the payment itself. The bonus amounts paid in 2004 and 2003 were determined based on our performance, the performance of the individual, and related factors for the immediately preceding year, and for 2004, include amounts in consideration of the successful completion of Concentra Holding’s June 2004 dividend distribution.
(2)

Because there is no active trading market for Concentra Holding’s common stock, we rely on the Compensation Committee to determine in good faith the fair value of securities underlying awards at the time they are granted. Neither Concentra Holding nor Concentra Operating has any class of equity securities registered under Section 12 of the Exchange Act. The restricted stock is not entitled to receive dividends, if any, paid on Concentra Holding’s common stock until all restrictions on such shares have lapsed, but the restricted stock is entitled to receive additional incremental shares as an equitable adjustment in the event that an extraordinary cash or stock dividend affects the value of Concentra Holding’s common stock. See footnote 5 below for information regarding Concentra Holding’s making of such an adjustment in connection with a cash dividend made in 2004. Until applicable restrictions have lapsed, restricted stock awards are subject to immediate forfeiture in the event of termination of employment of the named executive officer. With respect only to 5,000 shares of restricted stock granted to Mr. Thomas, the restrictions will lapse on December 15, 2011, or if earlier, upon the achievement of adjusted EBITDA of at least $200,000,000 for four sequential fiscal quarters. Aggregate restricted common stock holdings (not including deferred common shares) as of December 31, 2005 and the corresponding value based upon the determined fair value per share on December 31, 2005 ($18.00 per share) are as follows: Mr. Thomas, 214,740 shares, $3,865,320; Mr. Kiraly, 47,013 shares, $846,234; Mr. Greenwood, 20,000 shares, $360,000; and Mr. Parr, 11,169 shares, $201,042.
(3)	For Messrs. Greenwood, Kiraly, and Parr, amounts shown for 2003 include deferred shares of Concentra Holding’s common stock awarded in exchange for the cancellation of options granted in 2001 to purchase shares of Concentra Holding’s common stock at an exercise price of $22.06 per share. All deferred common shares were fully vested upon grant. The deferred common shares are entitled to receive dividends, if any, paid on Concentra Holding’s common stock, but such dividends are accrued and their payment deferred until such time as the deferred shares are issued. The deferred shares are not subject to forfeiture in the event of termination of employment of the named executive officer. Aggregate deferred common stock holdings as of December 31, 2005 and the corresponding value based upon the determined fair value per share on December 31, 2005 ($18.00 per share) are as follows: Mr. Thomas, 40,714 shares, $732,852; Mr. Kiraly, 9,091 shares, $163,638; Mr. Greenwood, 12,603 shares, $226,854; and Mr. Parr, 20,325 shares, $365,850.
(4)	Amounts shown represent: (a) to the extent that the named executive officer participated in Concentra Holding’s 401(k) plan, Concentra Holding’s matching provision under its 401(k) plan, if any; (b) premiums paid by Concentra Holding for group term life insurance that are taxable compensation to the named executive officers; (c) to the extent applicable to the named executive officer, premiums paid by the Company for split-dollar life insurance policies that are considered taxable compensation to the named executive officer, and a cash payment to provide for taxes applicable to such premiums; and (d) to the extent the named executive officer participated in an executive medical evaluation program, payments made by the Company toward the cost of an annual comprehensive medical analysis.
(5)	Does not include incremental restricted shares distributed to holders of prior restricted stock awards in connection with Concentra Holding’s payment of a cash dividend to the holders of its common stock in June 2004. In lieu of paying the June 2004 cash dividend to holders of restricted shares, Concentra Holding granted additional restricted shares in an amount equal to the aggregate estimated fair market value for each holder equal to the amount of cash the holder would have received had he received the dividend.
(6)	Does not include deferred shares of Concentra Holding’s common stock that were issued to certain named executive officers during 2004 in consideration for the cancellation of an equivalent number of prior restricted share awards. See footnote 3 above for information regarding deferred common shares.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-end Option and Restricted Stock Values

The following table provides summary information about option exercises by the named executive officers during 2005 and the value realized by them. The table also provides information about the number and value of options held by the named executive officers at the close of business on December 31, 2005.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year End (#)		Value of Unexercised In-The-Money Options At Fiscal Year End ($) (1)
			Unexercisable	Exercisable	Unexercisable	Exercisable
Daniel J. Thomas	—	—	293,029	483,028	$1,230,722	$2,028,718
James M. Greenwood	—	—	56,923	204,421	$239,077	$858,568
Thomas E. Kiraly	—	—	103,294	143,289	$433,835	$601,814
Richard A. Parr II	—	—	25,157	59,656	$105,659	$250,555

(1)	Because there is no active trading market for Concentra Holding’s common stock, we rely on the Compensation Committee or the board of directors to determine in good faith the fair value of securities underlying in-the-money options; as of December 31, 2005 this value was determined to be $18.00 per share. Neither Concentra Holding nor Concentra Operating has any class of equity securities registered under Section 12 of the Exchange Act.

Compensation of Directors

Retainer and Fees. Members of Concentra Holding’s board of directors who are also officers or employees do not receive compensation for their services as directors. Prior to June 26, 2005, each non-employee director received a $10,000 annual retainer, payable in equal quarterly installments, $3,500 for each regular or special board of directors meeting attended, and $1,000 for each regular or special standing board of directors committee meeting not held in conjunction with a board of directors meeting.

Effective June 26, 2005, each non-employee director receives a $25,000 annual retainer, payable in equal quarterly installments, $2,000 for each regular or special board of directors meeting attended, and $1,000 for each regular or special standing board of directors committee meeting not held in conjunction with a board of directors meeting. The chairman of each standing board of directors committee receives an additional fee of $1,000 for each regular or special standing board of directors committee meeting attended as chairman, whether or not such meeting is held in conjunction with a board of directors meeting. In addition, the chairman of the Audit and Compliance Committee receives a $15,000 annual fee, payable in equal quarterly installments. The Chairman of the Audit and Compliance Committee also performed certain consulting services for the Company on an hourly rate basis, receiving a total of $24,763 in fees for such services in 2005. Effective December 15, 2005, our Chairman, Dr. Payson, receives reimbursement of travel expenses incurred for meeting attendance, and no other cash compensation for his service as director.

Stock and Option Awards. Each new non-employee director, other than our Chairman, receives an initial award of nonqualified options to purchase 10,000 shares of common stock under Concentra Holding’s 1999 Stock Option and Restricted Stock Purchase Plan, as amended (the “1999 Stock Plan”), with such awards to be made on the next business day following their first election to the board of directors. This initial option award is immediately vested and exercisable. Each non-employee director, other than our Chairman, also receives an annual award of options to purchase 4,000 shares of common stock. These annual awards are made on the next business day following each annual meeting of Concentra Holding, and vest and become exercisable at a rate of 25% each year for four years. Each such non-employee director stock option award has an exercise price no less than 100% of fair market value on the date of award, and will expire on the earlier of ten years from the date of award or one year after the holder ceases to serve on the board of directors. On July 21, 2005, each non-employee director received nonqualified stock options to purchase 4,000 shares of our parent’s common stock at an exercise price of $13.80 per share.

Additionally, on April 6, 2005, John K. Carlyle received immediately exercisable nonqualified stock options to purchase 40,000 shares of Concentra Holding’s common stock at an exercise price of $13.80 per share. Such options will expire on April 6, 2015. Also on that date, Steven E. Nelson received an award of 3,000 shares of restricted stock, vesting on the earlier of (a) six months following the completion of an initial public offering of Concentra Holding’s equity securities (or such longer “lock-up” period as may be required of directors and officers in connection with such offering), (b) the occurrence of a Change in Control, as defined in the Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan, or (c) April 6, 2015. These grants to Mr. Carlyle and Mr. Nelson were made pursuant to the 2005 Stock Option Plan for Non-Employee Directors (the “2005 Director Plan”), and were the only grants made pursuant to the 2005 Director Plan. The 2005 Director Plan incorporates the terms of the 1999 Stock Plan except to the extent any such terms are inconsistent with the terms of the 2005 Director Plan.

Chairman’s Agreement. On November 28, 2005, our Chairman, Dr. Payson, entered into a Chairman’s Agreement with Concentra Holding under which he will serve as the non-executive Chairman of the Board for a one-year term, with automatically renewing one-year terms thereafter. In consideration for his services pursuant to the Chairman’s Agreement, Dr. Payson is entitled to receive non-qualified stock options to acquire shares of Concentra Holding’s common stock, restricted shares of Concentra Holding’s common stock, unrestricted shares of Concentra Holding’s common stock, and the right to purchase shares of Concentra’s common stock.

Grant of Stock Options and Restricted Stock to Chairman. On November 28, 2005, in connection with his election to Concentra Holding’s board of directors, Dr. Payson was granted: (a) nonqualified stock options to purchase 1,666,667 shares of common stock at an exercise price of $18.00 per share, that were immediately exercisable and expire six months after their grant date; (b) nonqualified stock options to purchase 603,205 shares of common stock at an exercise price of $18.00 per share, that vest in twelve installments over a period of three years and expire ten years after their grant date; (c) an award of 402,137 shares of restricted stock that vests in twelve installments over a period of three years unless vesting is earlier accelerated upon the occurrence of certain events; and (d) an award of 138,890 shares of common stock of Concentra Holding that was fully vested on the date of the award. These grants were made pursuant to the Concentra Holding 2005 Stock Option and Restricted Stock Purchase Plan for Non-Executive Chairman (the “2005 Chairman’s Plan”).

Purchase of Common Stock. On November 28, 2005, Dr. Payson purchased from Concentra Holding 555,556 shares of its common stock at a purchase price of $18.00 per share, for a total purchase price of $10,000,008.

Other Compensation Arrangements

Employment Agreements

Each of the named executive officers entered into an employment agreement with Concentra Holding in August 1999. The principal terms of these employment agreements are as follows:

•	each agreement has a term of two years, subject to automatic renewal for additional one-year terms, unless terminated in accordance with the agreement’s terms;

•	each agreement provides for compensation consisting of base salary amounts, bonuses at the discretion of the board of directors of Concentra Holding, and participation in any group health plan adopted by us for our employees;

•	each agreement provides for a severance payment in the event of (1) termination by Concentra Holding without cause, or (2) resignation by the employee for good reason, consisting of two years’ base salary for Mr. Thomas, and one year’s base salary for each of Messrs. Greenwood, Kiraly, and Parr; and

•	effective January 1, 2006, base salaries under the employment agreements are as follows: $615,000 for Mr. Thomas, $345,000 for Mr. Greenwood, $365,000 for Mr. Kiraly, and $310,000 for Mr. Parr.

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

Terms of Options and Awards. Each option grant or award made under the 1999 Stock Plan is evidenced by a stock option grant or restricted stock award agreement, as applicable.

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

2005 Chairman’s Plan

General

Concentra Holding’s board of directors approved the 2005 Chairman’s Plan in November 2005. The purpose of the 2005 Chairman’s Plan is to promote the interests of Concentra Holding, its subsidiaries, and its stockholders by providing our new Chairman, Dr. Payson, with the opportunity to purchase common stock of Concentra Holding, thereby enhancing Concentra Holding’s ability to attract, retain, motivate, and encourage Dr. Payson to devote his best efforts to the business and financial success of Concentra Holding and its subsidiaries. It is intended that this purpose be effected primarily through the award of options, restricted stock, and/or unrestricted stock. The following summary describes the principal features of the 2005 Chairman’s Plan and is qualified in its entirety by reference to the specific provisions of the 2005 Chairman’s Plan, a copy of which has been filed with the SEC.

Description of 2005 Chairman’s Plan

Shares and Options Subject to Plan. The 2005 Chairman’s Plan provides for the grant of options to purchase or awards to receive an aggregate of up to 2,811,000 shares of common stock, either in the form of stock options, restricted stock awards, or unrestricted stock awards. The 2005 Chairman’s Plan includes provisions for adjustment of the number of shares of common stock available for grant or award thereunder and in the number of shares of common stock underlying outstanding options in the event of any stock splits, stock dividends, or other relevant changes in the capitalization of Concentra Holding.

Eligibility and Administration. Under the 2005 Chairman’s Plan, our Chairman, Dr. Payson, is eligible to receive grants of stock options, restricted stock awards, or unrestricted stock awards. The 2005 Chairman’s Plan is administered by the board and any committee thereof designated for such purpose (the “Administrator”), in a manner not inconsistent with the Chairman’s Agreement. The terms of all awards made pursuant to the Plan are determined by the Administrator.

Terms of Options and Awards. Each option grant or award made under the 2005 Chairman’s Plan is evidenced by a stock option grant or restricted or unrestricted stock award agreement, as applicable. The exercise price of stock options may not be less than 100% of the fair market value of the shares of Concentra Holding’s common stock on the date that such options are granted. Restricted and unrestricted stock awards made under the 2005 Chairman’s Plan are in such amounts and at such times as determined by the Administrator. The vesting, restriction, and release provisions of such awards, including any applicable performance criteria and any forfeiture or repurchase provisions, are also determined by the Administrator.

Term of the 2005 Chairman’s Plan. The 2005 Chairman’s Plan will continue in effect until November 27, 2015, unless terminated prior to such date by Concentra Holding’s board of directors. No awards may be made under the 2005 Chairman’s Plan after its termination; however, such termination shall not alter or impair any rights or obligations granted or incurred prior to such termination. The 2005 Chairman’s Plan provides that in the event of a dissolution or liquidation of Concentra Holding, the Administrator may, in its discretion, provide that, upon written notice to Dr. Payson, all unexercised options will terminate prior to the consummation of such transaction, that Dr. Payson will receive a cash payment in a specified amount in exchange for the termination of options, or that all or any outstanding awards shall become exercisable or realizable in full prior to the consummation of such transaction.

Other Outstanding Options

In addition to the options and awards granted under the 2005 Chairman’s Plan, the 2005 Director Plan, and options to purchase 21,250 shares of common stock that remain outstanding under a plan adopted by Concentra Holding’s board of directors in March 2000 pursuant to which grants were made to two non-employee directors (the “2000 Director Plan” and, together with the 2005 Chairman’s Plan and the 2005 Director Plan, the “Directors’ Plans”), as of March 1, 2006, Concentra Holding had issued or assumed from its predecessors or acquired companies outstanding options to purchase an aggregate of 357,496 shares of common stock pursuant to separate agreements between Concentra Holding and the holders thereof.

The aggregate 6,741,393 options that were outstanding as of March 1, 2006, under all plans, had a weighted average exercise price of approximately $15.0337 per share, and remain subject to various vesting provisions.

Unexercised options and their exercise prices are subject to adjustment if there is a subdivision or consolidation of Concentra Holding’s common stock, the payment of a stock dividend, or other similar material increase or decrease in the number of shares of Concentra Holding’s common stock outstanding, and Concentra Holding does not receive compensation for any such adjustments. In addition, the number and type of securities underlying an option are subject to adjustment if Concentra Holding is party to a merger or consolidation.

Certain Federal Income Tax Consequences of the 1999 Stock Plan and the 2005 Chairman’s Plan

The tax consequences of incentive stock options, nonqualified stock options, restricted stock awards, and unrestricted stock awards are complex. Therefore, the description of tax consequences set forth below is necessarily general in nature and does not purport to be complete. Moreover, statutory provisions are subject to change, as are their interpretations, and their application may vary in individual circumstances. Finally, the tax consequences under applicable state and local income tax laws may not be the same as under the federal income tax laws.

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

Nonqualified stock options may be granted under the 1999 Stock Plan and the 2005 Chairman’s Plan. An optionee generally will not recognize any taxable income upon grant of nonqualified stock options. The optionee will recognize taxable ordinary income at the time of exercise of such options in an amount equal to the excess of the fair market value of the shares on the date of exercise over the exercise price. Such amount will ordinarily be deductible by Concentra Holding in the same year, provided that Concentra Holding satisfies certain federal income tax information reporting requirements. Any gain or loss subsequently recognized by the optionee upon a sale or exchange of the shares will be capital gain or loss, long-term or short-term, depending on whether the shares were held for more than one year after the exercise of the options and prior to such sale or exchange.

Restricted stock awards may also be granted under the 1999 Stock Plan and the 2005 Chairman’s Plan, and unrestricted stock awards may be granted under the 2005 Chairman’s Plan. A recipient of a restricted stock award generally will not recognize taxable income upon the award of shares of such stock, unless he or she makes a timely election under Section 83(b) of the IRC. Such a recipient, however, would recognize taxable ordinary income (and the capital gains holding period for such shares would commence) at the time that such shares become vested, in an amount equal to the excess of the fair market value of the shares at the time over the purchase price paid (which may be zero) for such shares. If, on the other hand, the recipient makes a timely election under Section

83(b), he or she would recognize taxable ordinary income, and the holding period for such shares would commence at the time of purchase or grant, in an amount equal to the excess of the fair market value of the shares at that time, determined without regard to any transfer restrictions imposed on the shares, vesting provisions, or any restrictions imposed by the securities laws, over the purchase price paid for such shares, if any. Upon receipt of an award of unrestricted stock, Dr. Payson will recognize taxable ordinary income (and other capital gains holding period will commence) in an amount equal to the excess of the fair market value of such shares at the time over the purchase price (which may be zero) paid for the shares. In either case, Concentra Holding should be entitled to a deduction in an amount equal to the ordinary income recognized by the recipient in the same year that the recipient recognized such income, provided that it satisfies certain federal income tax information reporting requirements. Any gain or loss subsequently recognized by the recipient upon a sale or exchange of the shares will be recorded as capital gain or loss, long-term or short-term, depending on whether the shares were held for more than one year prior to such sale or exchange.

401(k) Plan

Concentra Holding has a defined contribution plan that complies with Section 401(k) of the IRC. Substantially all employees of Concentra Holding, its subsidiaries, and affiliates, including certain officers of Concentra Operating, are eligible to participate in the 401(k) plan. Since January 1, 2004, eligible employees, once they have attained age 21, may participate in the plan at the first of the calendar month following 30 days of employment. Generally, employees may contribute amounts up to the lesser of a specified statutory amount and of 25% of their pre-tax eligible compensation. Under the 401(k) plan, Concentra Holding has the option of matching a portion of the participants’ pretax contributions. For 2005, we anticipate a match of not less than 25% of participants’ pretax contributions during the plan year, up to a maximum of 4% of each participant’s eligible compensation as defined in the 401(k) plan document, subject to maximum eligible compensation of $60,000. For 2004, we elected to match 25% of participants’ pretax contributions during the plan year, up to a maximum of 4% of each participant’s eligible compensation as defined in the 401(k) plan document, subject to maximum eligible compensation of $60,000. For 2003, we elected to match 25% of participants’ pretax contributions during the plan year, up to a maximum of 4% of each participant’s eligible compensation as defined in the 401(k) plan document, subject to maximum eligible compensation of $30,000.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of Concentra Holding is composed of Messrs. Queally, Carlyle, Ferrer, and George. Mr. Carlyle, who served as the non-employee Chairman of the Board of Concentra Holding from August 1997 until August 1999, has served as a member of the Compensation Committee since December 1998.

Until November 2005, Mr. Queally served as the non-employee Chairman of the Board of Concentra Holding and Concentra Operating. Mr. Queally is a managing member and Mr. Mackesy is a principal of the sole general partner of WCAS. Because of these affiliations, Messrs. Queally and Mackesy may be deemed to have a material interest in the matters described under Item 13, “Certain Relationships and Related Transactions—Equity Investor Agreements.”

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

The Compensation Committee considers objective and subjective factors to achieve these objectives in making compensation decisions for our executive officers. In determining executive compensation for 2005, the Compensation Committee considered our financial performance as compared to service industry companies with similar earnings as measured by growth in Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). The Compensation Committee also considered certain subjective factors, including each executive officer’s participation and success in developing and executing our strategic plans, effectively promoting career development for management employees, demonstrating leadership, and other activities that could contribute to our future success.

Executive Compensation Components

The principal components of our executive compensation program are: (1) base salary; (2) annual bonus; and (3) equity participation. The Compensation Committee reviews each component of executive compensation on an annual basis. The “Summary Compensation Table” at the beginning of this item contains information regarding the compensation provided to the named executive officers in 2005.

Base Salary. Salary is paid for ongoing performance throughout the year. Base salary increases are provided to executive officers based on an evaluation of each executive officer’s performance, as well as our performance as a whole.

Annual Bonus. In furtherance of the Compensation Committee’s objective to link the financial interests of our executive officers and our parent’s stockholders, a significant proportion of total cash compensation for executive officers is contingent on attainment of specific individual and company performance goals. This approach creates a direct incentive for executive officers to achieve desired performance goals and places a significant percentage of each executive officer’s compensation at risk. At or prior to the beginning of each year, the Compensation Committee establishes a potential bonus amount for each executive officer based on the achievement of specific individual and company goals. The Compensation Committee established annual bonus potential for 2005 based upon our achievement of predetermined EBITDA criteria and certain subjective factors applicable to each individual executive officer.

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

Chief Executive Officer Compensation

The Compensation Committee determined the base salary, bonus, and equity awards received by Daniel J. Thomas, President and Chief Executive Officer, for services rendered in 2005 in a manner consistent with the executive compensation objectives and components described above. For 2005, Mr. Thomas’s base salary was $570,000, and he received bonus compensation of $38,281, which was related to the termination of his split dollar life insurance agreement (see footnote 1 to Summary Compensation Table on page 66). The Compensation Committee did not provide Mr. Thomas any additional equity awards in 2005.

The Compensation Committee determined the total compensation granted to Mr. Thomas in 2005 based on its judgment that the amounts are reasonable, appropriate, and desirable in light of his contributions to our current and possible future performance. The assessment of his contributions was based on the Compensation Committee’s subjective evaluation of Mr. Thomas’s abilities, skills, efforts, and leadership, as well as consideration of executive compensation at companies of similar size and profitability engaged in the same or similar businesses.

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

All the issued and outstanding capital stock of Concentra Operating is owned by Concentra Holding. As of March 1, 2006, Concentra Holding had 36,330,344 shares of common stock outstanding. The table below contains information regarding the beneficial ownership of Concentra Holding’s common stock as of March 1, 2006, by:

•	each stockholder who owns beneficially 5% or more of Concentra Holding’s common stock;

•	each director of Concentra Holding;

•	each named executive officer; and

•	all directors and executive officers as a group.

We have determined beneficial ownership according to the rules of the SEC. Unless otherwise noted in the footnotes to this table, each stockholder named in this table has sole voting and investment power with respect to the Concentra Holding common shares shown as beneficially owned, subject to applicable community property laws. The number of shares beneficially owned by a person includes shares of common stock that are subject to stock options or warrants that are either currently exercisable or exercisable within 60 days after March 1, 2006. These shares are also deemed outstanding for the purpose of computing the percentage of outstanding shares owned by the person. These shares are not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, all stockholders set forth below have the same principal business address as Concentra Operating.

Name	Number of Shares	Percent Ownership
Welsh, Carson, Anderson & Stowe VIII, L.P.(1) 320 Park Avenue, Suite 2500 New York, NY 10022	24,888,028	65.84%
FFC Partners I, L.P.(2) c/o Ferrer Freeman & Company, LLC The Mill 10 Glenville Street Greenwich, CT 06831	2,300,551	6.32
Paul B. Queally(3) c/o Welsh, Carson, Anderson & Stowe 320 Park Avenue, Suite 2500 New York, NY 10022	24,108,073	63.86
Carlos A. Ferrer(4) c/o Ferrer Freeman & Company, LLC The Mill 10 Glenville Street Greenwich, CT 06831	2,300,551	6.32
D. Scott Mackesy(5) c/o Welsh, Carson, Anderson & Stowe 320 Park Avenue, Suite 2500 New York, NY 10022	24,093,784	63.82
John K. Carlyle(6)	61,466	*
David A. George(7)	11,000	*
Steven E. Nelson(8)	88,812	*
Norman C. Payson, M.D.(9)	2,444,891	6.43
Richard J. Sabolik(10)	11,000	*
William H. Wilcox(11)	10,000	*
Daniel J. Thomas(12)	524,229	*
Thomas E. Kiraly(13)	152,378	*
James M. Greenwood(14)	226,803	*
Richard A. Parr II(15)	69,467	*
All directors and executive officers as a group (13 individuals)	30,036,591	73.95%

*	Less than one percent.
(1)	Includes 1,441,682 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 26,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by WCAS are owned of record by Welsh, Carson, Anderson & Stowe VI, L.P. (1,729,712), WCAS Healthcare Partners, L.P. (118,873), WCAS Capital Partners III, L.P. (764,285), and WCAS Management Corp. (270). An aggregate of 822,165 shares reflected as owned by WCAS are owned beneficially and of record by certain individuals, including Messrs. Mackesy and Queally, who are members of the limited liability company that serves as its sole general partner, or who are employed by its investment adviser. Except for 42,210 shares held by Mr. Queally and 27,921 shares held by Mr. Mackesy, such individuals disclaim beneficial ownership of such shares.
(2)	Includes 74,730 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 13,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by FFC Partners I, L.P. are owned beneficially and of record by FFC Partners II, L.P. (249,112), FFC Executive Partners I, L.P. (80,836) and FFC Executive Partners II, L.P. (3,587). Carlos A. Ferrer is a manager of the limited liability company that serves as the sole general partner of FFC Partners I, L.P. and FFC Executive Partners I, L.P. and is a managing member of entities that serve as the sole general partners of each of FFC Partners II, L.P. and FFC Executive Partners II, L.P. As such, Mr. Ferrer may be deemed to share beneficial ownership of the shares owned of record by these entities. Except for 13,000 shares, Mr. Ferrer disclaims beneficial ownership of any such shares, except to his pecuniary interest therein, if any.

(3)	Includes 1,410,791 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 13,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by Mr. Queally are owned of record by WCAS (21,452,723), Welsh, Carson, Anderson & Stowe VI, L.P. (1,729,712), WCAS Healthcare Partners, L.P. (118,873), WCAS Capital Partners III, L.P. (764,285), and WCAS Management Corp. (270). Except for 42,210 shares, Mr. Queally disclaims beneficial ownership of such shares.
(4)	Includes 74,730 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 13,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. The shares reflected as owned by Mr. Ferrer are owned of record by FFC Partners I, L.P. (1,954,016), FFC Partners II, L.P. (249,112), FFC Executive Partners I, L.P. (80,836) and FFC Executive Partners II, L.P. (3,587). Carlos A. Ferrer is a manager of the limited liability company that serves as the sole general partner of FFC Partners I, L.P. and FFC Executive Partners I, L.P. and is a managing member of entities that serve as the sole general partners of each of FFC Partners II, L.P. and FFC Executive Partners II, L.P. As such, Mr. Ferrer may be deemed to share beneficial ownership of the shares owned of record by these entities. Except for 13,000 shares, Mr. Ferrer disclaims beneficial ownership of any such shares, except to his pecuniary interest therein, if any.
(5)	Includes 1,410,132 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 13,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by Mr. Mackesy are owned of record by WCAS (21,452,723), Welsh, Carson, Anderson & Stowe VI, L.P. (1,729,712), WCAS Healthcare Partners, L.P. (118,873), WCAS Capital Partners III, L.P. (764,285), and WCAS Management Corp. (270). Except for 27,921 shares, Mr. Mackesy disclaims beneficial ownership of such shares.
(6)	Includes 53,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(7)	Includes 11,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(8)	Includes 3,803 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 18,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(9)	Includes 1,716,934 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(10)	Includes 11,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(11)	Includes 10,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(12)	Includes 3,803 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 502,792 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Does not include 40,714 shares that may be acquired upon the exchange of deferred share units for our parent’s common stock.
(13)	Includes 721 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 149,936 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Does not include 9,091 shares that may be acquired upon the exchange of deferred share units for our parent’s common stock.
(14)	Includes 216,007 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Does not include 12,603 shares that may be acquired upon the exchange of deferred share units for our parent’s common stock.
(15)	Includes 1,559 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 62,859 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Does not include 20,325 shares that may be acquired upon the exchange of deferred share units for our parent’s common stock.

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

Equity Investor Agreements

Stockholders Agreement

Concentra Holding, WCAS, investors affiliated with WCAS (with WCAS, the “WCAS Investors”), certain management investors (including certain executive officers of Concentra Holding and Concentra Operating), Ferrer Freeman and Company, LLC (“FFC”), certain of its affiliates, and Dr. Payson are parties to a stockholders agreement, dated as of August 17, 1999, as amended. The stockholders agreement provides:

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

Registration Rights Agreement

At the same time they entered into the stockholders agreement, Concentra Holding, the WCAS Investors, the management investors, and the FFC investors also entered into a registration rights agreement. The registration rights agreement gives investors certain rights to require Concentra Holding to register their shares of Concentra Holding’s capital stock under the Securities Act and, upon request, to include their shares in any other registration of shares by Concentra Holding. In November 2005, Dr. Payson also became party to this agreement.

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

Other Related-Party Transactions

W. Tom Fogarty, M.D., an officer of Concentra Holding and Concentra Operating, is the President, a director, and a stockholder of Occupational Health Centers of the Southwest, P.A. (“OHCSW”), and a stockholder, officer, and/or director of several other of the professional groups. A subsidiary of ours has entered into a 40-year management agreement with each of the professional groups. These management agreements have expiration dates from 2041 through 2045. OHCSW paid approximately $217.7 million, $217.9 million, and $217.6 million in management fees to a subsidiary of Concentra Operating in the years ended December 31, 2005, 2004, and 2003, respectively, under its management agreement with that subsidiary. These management fees eliminate in consolidation. Dr. Fogarty receives no remuneration from any of the professional groups for serving as an officer or director.

We derive revenue in the normal course of business from other companies owned or controlled by or affiliated with related parties. Health Services revenue from related parties totaled $0.2 million, $0.2 million, and $0.6 million during 2005, 2004, and 2003, respectively. Care Management Services revenue from related parties totaled $0.3 million, $0.3 million, and $0.4 million during 2005, 2004, and 2003, respectively.

We also purchase services in the normal course of business from other companies owned or controlled by or affiliated with related parties. These services include local phone service in certain geographic regions, information technology consulting, claims editing services, administration of open enrollment for employee benefits and third-party laboratory services. We made payments to related parties for these services totaling $0.5 million, $0.7 million, and $0.6 million during 2005, 2004, and 2003, respectively.

In the normal course of business, we, our subsidiaries, affiliates, and our parent engage in certain intercompany transactions that reflect the obligations of the various business units. The transactions between us, our subsidiaries, affiliates, and our parent have been eliminated in the consolidated financial statements, except as described in “Note 12. Income Taxes” and “Note 17. Dividend and Other Equity Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP, our independent accountant, during the years ended December 31, 2005 and 2004 (in thousands):

Description of Fees	2005	2004
Audit Fees(1)	$1,212	$1,029
Audit Related Fees(2)	268	135
Tax Fees(3)	195	163
All Other Fees(4)	—	13

	$1,675	$1,340

(1)	Audit Fees. Includes fees billed for professional services rendered for the audit of our annual financial statements included in our Form 10-K, reviews of our quarterly financial statements included in Forms 10-Q, reviews of our other filings with the SEC, and other research work necessary to comply with generally accepted audited standards for the years ended December 31, 2005 and 2004.
(2)	Audit Related Fees. Includes fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include audits of our employee benefit plans, issuance of consents, and other accounting and reporting consultations.
(3)	Tax Fees. Includes fees billed for tax compliance, tax advice, and tax planning.
(4)	All Other Fees. Includes fees billed for software licenses and survey information.

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
2.1

—Agreement and Plan of Reorganization dated as of August 29, 1997, by and among CRA Managed Care, Inc., OccuSystems, Inc., and Concentra Holding, formerly known as Concentra Managed Care, Inc. (incorporated by reference to Exhibit 2.1 to Concentra Holding’s Annual Report on Form 10-K for the year ended December 31, 1997).

2.2

—Agreement and Plan of Merger dated as of February 24, 1998, by and among Concentra Holding and Preferred Payment Systems, Inc. (incorporated by reference to Exhibit 2.2 to Concentra Holding’s Annual Report on Form 10-K for the year ended December 31, 1997).

2.3

—Agreement and Plan of Merger dated as of March 2, 1999, by and between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding’s Current Report on Form 8-K filed on March 3,1999).

2.4

—Amended and Restated Agreement and Plan of Merger dated as of March 24, 1999, by and between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding’s Current Report on Form 8-K filed on July 14, 1999).

2.5

—Agreement and Plan of Merger dated as of November 2, 2001, by and among Concentra Holding, NHR Acquisition Company, Inc., and National Healthcare Resources, Inc. (incorporated by reference to Exhibit 2.5 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

2.6

—Agreement and Plan of Merger dated as of August 2, 2005, by and among Concentra Operating, Island Acquisition Corp., and Beech Street Corporation (incorporated by reference to Exhibit 10.22 to Concentra Operating’s Current Report on Form 8-K filed on August 4, 2005).

2.7

—Agreement and Plan of Merger dated as of August 8, 2005, by and among Concentra Operating, Brady Acquisition Corp., and Occupational Health + Rehabilitation Inc. (incorporated by reference to Exhibit 10.23 to Concentra Operating’s Current Report on Form 8-K filed on August 8, 2005).

2.8

—Amendment No. 1 to Agreement and Plan of Merger dated as of September 30, 2005, by and among Concentra Operating, Island Acquisition Corp., and Beech Street Corporation (incorporated by reference to Exhibit 10.24 to Concentra Operating’s Current Report on Form 8-K filed on October 4, 2005).

Exhibit Number	Description
3.1	—Articles of Incorporation of Concentra Operating (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

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

4.3

—Indenture dated as of June 8, 2004, by and among Concentra Operating, The Bank of New York as Trustee, and the guarantors named therein relating to Concentra Operating’s 9 1/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.7 to Concentra Operating’s Registration Statement on Form S-4, initially filed on June 8, 2004).

4.4

—Warrant Agreement dated as of August 17, 1999, by and among Concentra Holding and the several persons named on Schedule I thereto (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

4.5

—Amendment No. 1 to Warrant Agreement dated as of November 1, 2001, by and among Concentra Holding and the several warrant holders that are signatories thereto (incorporated by reference to Exhibit 4.6 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.6	—Form of Warrant to acquire Concentra Holding common stock (included as an exhibit to Exhibit 4.3).

4.7

—Registration Rights Agreement dated as of November 17, 2003 by and among Concentra Operating, each of the subsidiary guarantors listed on the signature pages thereto, Credit Suisse First Boston LLC and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.11 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003).

4.8

—Warrant Agreement dated as of November 1, 2001, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.11 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.9	—Form of Warrant to acquire Concentra Holding common stock (included as an exhibit to Exhibit 4.7).

4.10

—Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Holding and the persons named in Schedules I and II thereto (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

4.11

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

4.14

—Amendment No. 4 to Registration Rights Agreement dated as of December 1, 2002, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.18 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.15

—Amendment No. 5 to Registration Rights Agreement dated as of November 28, 2005, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.2 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005).

4.16

—Stockholders Agreement dated as of August 17, 1999, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

4.17

—Amendment No. 1 to Stockholders Agreement dated as of November 1, 2001, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.26 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.18

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

4.20

—Amendment No. 4 to Stockholders Agreement dated as of November 28, 2005, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 4.1 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005).

4.21

—Stockholders Agreement dated as of November 20, 2001, by and among Concentra Holding, Welsh, Carson, Anderson & Stowe VIII, L.P., certain holders of common stock and warrants to purchase common stock of Concentra Holding, certain stockholders of National Healthcare Resources, Inc., and Ferrer Freeman and Company, LLC, formerly known as Ferrer, Freeman, Thompson & Co., LLC (incorporated by reference to Exhibit 10.27 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.1

—Securities Purchase Agreement dated November 1, 2001, by and among Concentra Holding and the several purchasers named on Schedule I thereto, relating to the issuance and sale of 2,266,546 shares of Concentra Holding common stock and warrants to purchase 771,277 shares of Concentra Holding common stock (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.2

—Credit Agreement dated as of August 13, 2003, by and among Concentra Holding, Concentra Operating, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Registration Statement on Form S-4, initially filed on August 28, 2003).

10.3

—Amendment to Credit Agreement dated as of November 17, 2003, by and among Concentra Holding, Concentra Operating, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003).

Exhibit Number	Description

10.4

—Second Amendment to Credit Agreement dated as of June 8, 2004, by and among Concentra Holding, Concentra Operating, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.4 to Concentra Operating’s Registration Statement on Form S-4, initially filed on June 28, 2004).

10.5

—Third Amendment to Credit Agreement dated as of August 23, 2004, by and among Concentra Holding, Concentra Operating, the several lenders from time to time parties thereto, J.P. Morgan Securities Inc., as Sole Advisor, Sole Lead Arranger and Sole Bookrunner, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on August 24, 2004).

10.6

—Fourth Amendment to Credit Agreement dated as of July 29, 2005, by and among Concentra Holding, Concentra Operating, the several lenders from time to time parties thereto, J.P. Morgan Securities Inc., as Sole Advisor, Sole Lead Arranger and Sole Bookrunner, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.21 to Concentra Operating’s Current Report on Form 8-K filed on August 4, 2005).

10.7

—Credit Agreement dated as of September 20, 2005, by and among Concentra Holding, Concentra Operating, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, NA, as Administrative Agent, General Electric Capital Corporation, as Documentation Agent, and Citicorp North America, Inc. and Credit Suisse First Boston, as Co-Syndication Agents (incorporated by reference to Exhibit 10.25 to Concentra Operating’s Current Report on Form 8-K filed on October 4, 2005).

10.8

—Bridge Loan Agreement dated as of June 25, 2002 by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.9

—Amendment No. 1 to Bridge Loan Agreement dated as of October 23, 2002, by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 4.20 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10

—Amendment No. 2 to Bridge Loan Agreement dated as of November 14, 2002, by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 4.21 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003).

10.11

—Amendment No. 3 to Bridge Loan Agreement dated as of May 10, 2004, by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on May 12, 2004).

10.12

—Amendment No. 4 to Bridge Loan Agreement dated as of September 30, 2005, by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.26 to Concentra Operating’s Current Report on Form 8-K filed on October 4, 2005).

10.13

—Waiver to Bridge Loan Agreement dated as of February 10, 2006, by and among Concentra Holding, the Lenders that are party thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.25 to Concentra Operating’s Current Report on Form 8-K filed on February 14, 2006).

10.14

—Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.15

—Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan, as amended through June 20, 2002 (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002). (1)

Exhibit Number	Description

10.16

—Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan, as amended through September 24, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002). (1)

10.17	—Concentra Holding 2005 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Concentra Operating’s Current Report on Form 8-K filed on July 25, 2005). (1)

10.18

—Concentra Holding 2005 Stock Option Plan and Restricted Stock Purchase Plan for Non-Executive Chairman (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.19

—Concentra Holding Ten Year Option Award Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.20

—Concentra Holding Six Month Option Award Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.4 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.21

—Concentra Holding Restricted Stock Award Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.5 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.22

—Concentra Holding Unrestricted Stock Award Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.6 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.23

—Securities Purchase Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.7 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.24

—Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Appendix G to the Joint Proxy Statement/Prospectus forming a part of Concentra Holding’s Registration Statement on Form S-4 filed on July 31, 1997). (1)

10.25	—Concentra Holding Board of Directors Compensation Plan (incorporated by reference to Exhibit 10.24 to Concentra Operating’s Current Report on Form 8-K filed on December 16, 2005). (1)

10.26	—Concentra Holding’s 2006 Senior Management Incentive Bonus Program. (1) (2)

10.27

—Employment Agreement dated as of August 17, 1999, between Concentra Holding and James M. Greenwood (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.28

—Employment Agreement dated as of August 17, 1999, between Concentra Holding and Richard A. Parr II (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.29

—Employment Agreement dated as of August 17, 1999, between Concentra Holding and Daniel J. Thomas (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.30

—Employment Agreement dated as of August 17, 1999, between Concentra Holding and Thomas E. Kiraly (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.31

—Chairman’s Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.32

—Indemnification Agreement dated as of June 26, 2003 between Concentra Holding and Daniel J. Thomas (identical agreements were executed as of June 26, 2003 between Concentra Holding and each of the following: John K. Carlyle, Carlos A. Ferrer, James M. Greenwood, Thomas E. Kiraly, D. Scott Mackesy, Steven E. Nelson, Richard A. Parr, Paul B. Queally and Richard J. Sabolik) (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003). (1)

Exhibit Number	Description

10.33

—Indemnification Agreement dated as of December 15, 2003 between Concentra Holding and David A. George (incorporated by reference to Exhibit 10.15 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2003). (1)

10.34	—Indemnification Agreement dated as of November 28, 2005 between Concentra Holding and Norman C. Payson, M.D. (1) (2)

10.35	—Indemnification Agreement dated as of December 15, 2005 between Concentra Holding and William H. Wilcox. (1) (2)

10.36

—Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between CHS and Occupational Health Centers of New Jersey, P.A., a New Jersey professional association (incorporated by reference to Exhibit 10.8 to OccuSystems’ Registration Statement on Form S-1 filed on March 28, 1996).

10.37

—Amended and Restated Occupational Medicine Center Management and Consulting Agreement dated as of July 30, 2003 between Concentra Health Services, Inc. and Occupational Health Centers of the Southwest, P.A. (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.38

—Asset Purchase Agreement among Concentra Holding, Concentra Operating and Em3 Corporation dated as of December 1, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on December 13, 2002).

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

CONCENTRA OPERATING CORPORATION

Date: March 29, 2006	By:	/s/ THOMAS E. KIRALY
Thomas E. Kiraly
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ DANIEL J. THOMAS Daniel J. Thomas	President and Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2006

/s/ THOMAS E. KIRALY Thomas E. Kiraly	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2006

/s/ NORMAN C. PAYSON, M.D. Norman C. Payson, M.D.	Chairman of the Board and Director	March 29, 2006

/s/ JOHN K. CARLYLE John K. Carlyle	Director	March 29, 2006

/s/ CARLOS A. FERRER Carlos A. Ferrer	Director	March 29, 2006

/s/ DAVID A. GEORGE David A. George	Director	March 29, 2006

/s/ D. SCOTT MACKESY D. Scott Mackesy	Director	March 29, 2006

/s/ STEVEN E. NELSON Steven E. Nelson	Director	March 29, 2006

/s/ PAUL B. QUEALLY Paul B. Queally	Director	March 29, 2006

/s/ RICHARD J. SABOLIK Richard J. Sabolik	Director	March 29, 2006

/s/ WILLIAM H. WILCOX William H. Wilcox	Director	March 29, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Concentra Operating Corporation:

We have completed an integrated audit of Concentra Operating Corporation and its subsidiaries’ 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Concentra Operating Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dallas, Texas
March 28, 2006

CONCENTRA OPERATING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$65,057	$61,319
Restricted cash and short-term investments	4,723	1,250
Accounts receivable, net	171,357	175,294
Prepaid expenses and other current assets	24,344	15,958
Deferred income taxes	19,429	16,053

Total current assets	284,910	269,874

Property and equipment, net	124,556	103,058
Goodwill and other intangible assets, net	664,090	449,698
Other assets	29,809	30,710

Total assets	$1,103,365	$853,340

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$—	$—
Current portion of long-term debt	20,074	34,092
Accounts payable	14,229	11,395
Accrued expenses	86,415	60,182
Accrued compensation	63,130	51,810

Total current liabilities	183,848	157,479

Long-term debt, net	840,756	700,112
Deferred income taxes	17,028	18,414
Other liabilities	55,571	40,201

Total liabilities	1,097,203	916,206

Commitments and contingencies (See Note 14)

Stockholder’s equity:
Common stock, par value $.01 per share:
Authorized shares – 10,000 Issued and outstanding shares – 1,054	—	—
Paid-in capital	58,117	42,890
Accumulated deficit	(51,955)	(105,756)

Total stockholder’s equity (deficit)	6,162	(62,866)

Total liabilities and stockholder’s equity	$1,103,365	$853,340

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Revenue:
Health Services	$667,053	$576,880	$511,387
Network Services	286,018	281,374	260,159
Care Management Services	201,998	237,595	270,323

Total revenue	1,155,069	1,095,849	1,041,869

Cost of services:
Health Services	550,149	474,343	421,663
Network Services	165,730	163,800	147,350
Care Management Services	173,833	208,505	240,048

Total cost of services	889,712	846,648	809,061

Total gross profit	265,357	249,201	232,808

General and administrative expenses	135,773	130,263	122,949
Amortization of intangibles	3,424	3,234	3,933
Loss on impairment of goodwill and long-lived assets	—	41,682	—
Gain on sale of assets	(1,426)	—	—
Unusual gains	—	(96)	—

Operating income	127,586	74,118	105,926

Interest expense, net	57,709	55,606	56,322
Gain on change in fair value of economic hedges	(87)	—	(9,869)
Loss on early retirement of debt	6,029	14,105	7,837
Other, net	3,264	3,047	2,825

Income before income taxes	60,671	1,360	48,811
Provision for income taxes	6,061	10,627	5,971

Income (loss) from continuing operations	54,610	(9,267)	42,840
(Gain) loss from discontinued operations	809	708	(449)

Net income (loss)	$53,801	$(9,975)	$43,289

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Operating Activities:
Net income (loss)	$53,801	$(9,975)	$43,289
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	36,485	39,799	45,876
Amortization of intangibles	3,424	3,234	3,933
Restricted stock amortization and equity-based compensation	4,162	868	423
Loss on impairment of goodwill and long-lived assets	—	41,682	—
Gain on sale of assets	(1,426)	—	—
Unusual gains	—	(96)	—
Gain on change in fair value of economic hedges	(87)	—	(9,869)
Write-off of deferred financing costs	6,029	2,505	7,837
Deferred income taxes	1,094	6,204	2,926
Write-off of fixed assets	737	160	662
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	20,047	(2,972)	(2,083)
Prepaid expenses and other assets	(575)	15,794	(9,883)
Accounts payable and accrued expenses	18,108	1,670	30,477

Net cash provided by operating activities	141,799	98,873	113,588

Investing Activities:
Acquisitions, net of cash acquired	(220,826)	(6,794)	(6,237)
Purchases of property, equipment, and other assets	(49,143)	(27,897)	(29,648)
Increase in restricted cash	—	(1,250)	—
Proceeds from the sale of assets	1,699	—	—

Net cash used in investing activities	(268,270)	(35,941)	(35,885)

Financing Activities:
Borrowings (payments) under revolving credit facilities, net	—	—	—
Proceeds from the issuance of debt	525,000	222,850	519,218
Repayments of debt	(400,065)	(147,926)	(340,485)
Dividend to parent	—	(96,028)	—
Payment of early debt retirement costs	—	(11,600)	—
Payment of deferred financing costs	(4,063)	(8,495)	(13,152)
Distributions to minority interests	(823)	(3,445)	(2,316)
Contribution from issuance of common stock by parent	10,160	410	266
Contributions to parent	—	—	(193,912)
Payment to terminate hedging arrangements	—	—	(23,603)
Other	—	—	(100)

Net cash provided by (used in) financing activities	130,209	(44,234)	(54,084)

Net Increase in Cash and Cash Equivalents	3,738	18,698	23,619
Cash and Cash Equivalents, beginning of year	61,319	42,621	19,002

Cash and Cash Equivalents, end of year	$65,057	$61,319	$42,621

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$48,424	$58,506	$49,867
Income taxes paid, net	$4,616	$2,031	$2,785
Liabilities and debt assumed in acquisitions	$44,289	$956	$1,154
Net asset contribution to parent	$—	$—	$(193,912)
Non-Cash Investing and Financing Activities:
Capital lease obligations	$617	$153	$1,351
Purchases of restricted short-term investments	$3,501	$—	$—
Maturity of restricted short-term investments	$(454)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except share amounts)

	$ 0.01 Par Value Common Stock		Paid-In Capital	Accumulated Deficit	Stockholder’s Equity
	Number of Shares	Value
Balance, December 31, 2002	1,054	$—	$311,077	$(140,361)	$170,716

Amortization of deferred compensation	—	—	—	423	423
Contribution to parent (see Note 10)	—	—	(193,912)	—	(193,912)
Tax benefits from parent (see Note 12)	—	—	22,860	—	22,860
Contribution from issuance of common stock by parent	—	—	266	—	266
Modification of stock options and other	—	—	368	—	368
Net income	—	—	—	43,289	43,289

Balance, December 31, 2003	1,054	—	140,659	(96,649)	44,010

Amortization of deferred compensation	—	—	—	868	868
Dividend to parent (see Note 10)	—	—	(97,252)	—	(97,252)
Tax benefits from parent (see Note 12)	—	—	782	—	782
Contribution from issuance of common stock by parent	—	—	410	—	410
Contribution to parent from issuance of deferred shares	—	—	(1,506)	—	(1,506)
Modification of stock options and other	—	—	(203)	—	(203)
Net loss	—	—	—	(9,975)	(9,975)

Balance, December 31, 2004	1,054	—	42,890	(105,756)	(62,866)

Amortization of deferred compensation	—	—	1,662	—	1,662
Tax benefits from parent (see Note 12)	—	—	1,020	—	1,020
Contribution from issuance of common stock by parent	—	—	12,660	—	12,660
Modification of stock options and other	—	—	(115)	—	(115)
Net income	—	—	—	53,801	53,801

Balance, December 31, 2005	1,054	$—	$58,117	$(51,955)	$6,162

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Concentra Operating Corporation (the “Company” or “Concentra Operating”) is dedicated to improving quality of life by making healthcare accessible and affordable. The Company seeks to achieve this goal by developing and delivering services designed to promote favorable outcomes and to increase efficiencies in the delivery of and payment for healthcare services. The Company provides its services through its health services (“Health Services”), network services (“Network Services”), and care management services (“Care Management Services”) segments (see “Note 18. Segment Information”).

Through our Health Services segment, we are a leading provider of primary occupational healthcare services in the United States. We operate a nationwide network of primary care centers principally dedicated to the treatment of workplace injuries, including a range of physical therapy and rehabilitation services, and the performance of other employment-related healthcare services. Our Network Services segment provides a broad range of services designed to improve healthcare affordability by increasing healthcare access, reducing inefficiencies, repricing claims, and streamlining the administration of healthcare financial arrangements between payors and providers. Our Care Management Services segment seeks to promote appropriate healthcare access and utilization by performing services designed to monitor cases and facilitate the return to work of injured or ill employees who have been out of work, receiving healthcare, or both, for an extended period of time due to a work-related or auto incident or disability.

Earnings per share has not been reported for the periods presented, as Concentra Operating is a wholly-owned subsidiary of Concentra Inc. (“Concentra Holding”) and has no publicly held shares. Welsh, Carson, Anderson & Stowe (“WCAS”) is the largest stockholder of Concentra Holding. Funds managed by Ferrer Freeman and Company, LLC (“FFC”) are also significant stockholders of Concentra Holding.

2. Summary of Significant Accounting Policies

(a) Consolidation

The consolidated financial statements include the accounts of all subsidiaries and joint ventures in which a controlling interest is held. Investments in certain joint ventures where the Company owns a 50% or less interest are accounted for on an equity basis and, accordingly, consolidated income includes the Company’s share of their income. For joint ventures where the Company owns a more than 50% interest, minority interests of $19.6 million and $18.4 million were included in other liabilities at December 31, 2005 and 2004, respectively. All significant intercompany accounts and transactions are eliminated in consolidation.

Physician and physical therapy services are provided at the Health Services centers under management agreements with affiliated professional groups (the “Professional Groups”), which are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers’ patients. The management agreements have original terms of 40 years, with expiration dates of 2041 through 2045, and provide for the wide array of services that Health Services offers to the Professional Groups, such as providing nurses and other medical support personnel, practice and facilities management, billing and collection, accounting, tax, and financial management, human resource management, risk management, and marketing and information-based services. Since the equity investors in the Professional Groups managed by the Company have insignificant capital at risk, lack voting rights, are not obligated to absorb expected losses, and do not have the right to receive expected returns, the Professional Groups are variable interest entities, which are required to be consolidated under the revised Financial Accounting Standards Board (the “FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). The results of the VIEs are consolidated with those of the Company because: (1) the Company is the primary beneficiary of the VIEs and the nominee shareholder of the VIEs is a related party and de facto agent of the Company, (2) the activities of the VIEs are significant to the Company, and (3) the Company bears the risk for any losses of the VIEs. All obligations arising from the operations of the Professional Groups are the responsibility of the Company.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amount of these investments approximates fair value due to the short maturity of those instruments.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(c) Restricted Cash and Short-Term Investments

Restricted cash and and short-term investments consists of funds held by the Company’s wholly-owned insurance subsidiary to be used as capital for future insurance claims and expenses. This insurance captive was formed in December 2004 to begin providing professional liability coverage effective January 1, 2005, and its results are consolidated with those of the Company. For a further description of the Company’s insurance captive, see “(n) Professional Liability Insurance Claims.”

Restricted cash consists of cash and highly liquid investments purchased with original maturities of three months or less. Investments are carried at cost, which approximates fair value.

Restricted short-term investments are considered to be held-to-maturity and, accordingly, are reported at cost, which approximates fair value.

(d) Revenue Recognition

The Company generally recognizes revenue when there is persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company reduces revenue for estimated contractual allowances and records any amounts invoiced to the customer in advance of service performance as deferred revenue. The Company recognizes this revenue in the periods services are performed. The amount of deferred revenue, which is included in accrued expenses, was $4.3 million and $6.0 million at December 31, 2005 and 2004, respectively. In addition to the aforementioned general policy, the following are the specific revenue recognition policies of each segment of the Company’s operations.

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

Network Services. The Company derives a significant portion of its Network Services’ revenue from the review and repricing of provider invoices, which determines the appropriate amount of reimbursement to be paid by our clients, including insurers, third-party administrators, and other payors of healthcare costs. The Company’s fees are normally based on the number of charges reviewed, a percentage of the discounts from original invoiced amounts that the Company determines, or a set fee for covered employee. The Company is also contractually entitled to receive a fixed and determinable portion of the savings identified. The Company recognizes this portion of its Network Services revenue as the services are performed net of estimated allowances. The Company’s estimates of credits and chargebacks are based upon both client-specific and aggregated factors that include historical billing and adjustment data, client contract terms, and performance guarantees. A smaller portion of Network Services revenue relates to retrospective, or “post-payment,” bill review services. The Company recognizes revenue from its post-payment bill review services upon the earlier of customer acknowledgment of the amount owed to the Company or when cash is collected, because that is when the sales price becomes determinable.

Care Management Services. The Company’s revenue for Care Management Services is recognized on a fee-for-service basis at estimated collectible amounts at the time that the services are rendered. The Company’s fees are determined in advance for each type of service performed. Out-of-pocket costs incurred by the Company in administering a claim are passed on to the client and are included in revenue.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(e) Cost of Services

Cost of services consists primarily of the compensation and fringe benefits of physician and therapy providers, licensed technicians, clinic support and other field personnel, medical malpractice insurance, medical and laboratory supplies, facility costs, and bad debt expense. Historically, acquisitions and the costs associated with these additional personnel and facilities have been the most significant factor driving increases in the Company’s cost of services. More recently, the Company has seen increases in its medical malpractice and other insurance costs.

(f) Contractual and Bad Debt Allowances

The Company is paid for virtually all of its services from insurance companies, third-party administrators, and employers. Payments from Medicare or Medicaid constitute less than 1.0% of the Company’s revenue. Management maintains allowances for anticipated contractual billing adjustments that its clients or it may make to invoiced amounts. Management also maintains allowances for doubtful accounts for estimated losses resulting from clients’ inability to make required payments. Each quarter, management evaluates the adequacy of the assumptions used in determining these allowances and makes adjustments as necessary. Changes in estimates are recognized in the period in which they are determined. Management writes off accounts after all collection efforts have failed.

Management must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in its analysis is whether the Company’s experience will be indicative of future periods. Although future projections are considered when estimating contractual and bad debt allowances, management’s decisions are ultimately based on the best information available at the time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations.

(g) Inventories

Inventories primarily consist of medical supplies and related products held for resale and are valued at the lower of cost (first-in, first-out method) or market. Inventories are included in prepaid expenses and other current assets on the consolidated balance sheet.

(h) Property and Equipment

Property and equipment are recorded at cost. Major expenditures for property, plant, and equipment and those that substantially increase useful lives are capitalized. Direct internal and external costs of developing software for internal use, including programming and enhancements, are capitalized and amortized over the estimated useful lives once the software is placed in service. Software training costs, maintenance, and repairs are expensed as incurred. When assets are sold or otherwise disposed of, costs and related accumulated depreciation are removed from the financial statements and any resulting gains or losses are included in operating income. Property and equipment were comprised of the following at December 31 (in thousands):

	2005	2004
Land	$2,462	$2,462
Buildings and improvements	8,032	5,981
Leasehold improvements	94,545	74,929
Furniture and equipment	77,313	69,621
Computer hardware	93,296	87,663
Computer software	123,752	108,507

	399,400	349,163
Accumulated depreciation and amortization	(274,844)	(246,105)

	$124,556	$103,058

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

(i) Goodwill and Other Intangible Assets

The Company assesses the impairment of intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors that could trigger an impairment review include:

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

The value of goodwill and other intangible assets acquired is recorded at fair value. Other intangibles are amortized on a straight-line basis over their estimated lives as follows:

Asset Classification	Estimated Useful Life
Customer contracts	2.5-5.0 years
Covenants not to compete	3.0-5.0 years
Servicing contracts	3.2-10.0 years
Customer lists	3.0-7.0 years
Licensing and royalty agreements	2.7-10.0 years
Trademarks	Indeterminate life

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(j) Deferred Financing Costs

The Company capitalizes deferred financing costs and amortizes them on a straight-line basis over the life of the indebtedness. Deferred financing costs, net of accumulated amortization, of $13.1 million and $18.2 million were included in other assets at December 31, 2005 and 2004, respectively. For a further description of deferred financing costs, see “Note 10. Revolving Credit Facility and Long-Term Debt.”

(k) Valuation of Economic Hedges

The Company is a party to certain arrangements that hedge a portion of its exposure to variable interest rates under its credit facility. When accounting for these economic hedges, the Company is required by accounting standards to:

•	recognize the fair value of economic hedges as assets or liabilities in the financial statements, and

•	recognize changes in the fair value of these economic hedges in the statements of operations.

Third parties, including major banking institutions, provide the Company with estimates of fair values of the Company’s economic hedges, which reflect several factors, including relevant future market conditions, current bid-offer spreads, and other market conditions. Valuations based on other models or different assumptions, including yield curve shifts, could result in significantly different valuation estimates and could cause significant non-cash charges to earnings relating to the change in the fair value of the economic hedges that the Company utilized.

(l) Valuation of Acquired Assets and Liabilities

The Company has grown in part through strategic acquisitions. In some cases, the Company estimates the fair value of the acquisitions and the purchase price allocations and determines the lives of the acquired assets. The Company also uses independent appraisers to assist in these efforts for larger or more complex acquisitions. The Company uses certain valuation techniques in order to estimate fair values, including discounted cash flow analysis, replacement cost analysis, and market comparables. These methods require significant assumptions regarding market conditions, operational integration issues, and the utilization of the underlying assets, which could change in the future and result in a significant impact on the Company’s earnings. Additionally, the Company is required to make estimates of any restructuring and integration liabilities incurred in connection with these assets. These estimates involve assumptions relating to the timing and cost of any personnel reductions, facility lease charges, or other related exit costs. Because of the inherent nature of these assumptions and techniques, the Company could experience changes in estimated values that could be material to its earnings.

During 2005, 2004, and 2003, the Company acquired a total of 50 occupational healthcare centers, which includes the 26 centers obtained in the acquisition of Occupational Health + Rehabilitation Inc (“OH+R”). During this time, the Company also acquired Beech Street Corporation (“Beech Street”). The individual assets and liabilities of each acquired company during this time were recorded at fair value, reflecting amounts for tangible assets and liabilities and intangible assets.

(m) Self-Insurance

The Company self-insures a portion of certain insurable risks consisting primarily of current and prior years’ losses related to workers’ compensation, professional liability, general liability, automobile, and certain employee health benefits. The Company’s 2005 self-insurance retention liability on a per-claim basis ranges from $500 to $1,000,000. Liabilities in excess of these amounts are the responsibility of the insurer, up to stop-loss limits on certain policies. The Company is self-insured for a portion of healthcare claims for eligible participating employees, subject to certain deductibles and limitations. In addition to actuarially determined estimates, provisions for claims under the self-insured programs are made based on the Company’s estimate of the aggregate liability for claims incurred. There are many factors that are used in determining the estimates, including amount and timing of historical payments, severity of individual cases, and anticipated volume of services provided and discount rates for future cash flows. Ultimate actual payments for workers’ compensation and general and professional liability risks may not become known for several years after incurrence. Any additional factors changing the underlying data used in determining the loss reserves cannot currently be estimated, but could result in adjustments to the liability. In addition, reserves are established for losses that have occurred but have not been reported and for the adverse development of reserves on reported losses. Effective January 1, 2005, the Company replaced its existing third-

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

party professional liability insurance coverage through an arrangement with its new wholly-owned captive insurance subsidiary to partially self-insure for professional liability costs.

(n) Professional Liability Insurance Claims

The Company operates in an environment with medical malpractice and professional liability risks. The entire primary care segment of the healthcare industry has recently experienced dramatic increases in professional liability costs because of the volume of claims and the large legal settlements based on alleged negligence in providing healthcare. The Company maintains professional malpractice liability insurance and general liability insurance in amounts that it believes to be sufficient for its operations, although it is possible that some claims may exceed the scope of the coverage in effect.

The Company provides for losses related to professional liability risks based upon actuarially determined estimates for deductibles. Loss and loss expense allowances represent the present value of the estimated ultimate net cost of all reported and unreported losses incurred. The Company estimates the allowances for unpaid losses and loss expenses using individual case-basis valuations and statistical analyses. Trends in loss severity and frequency affect these estimates. The Company periodically reviews and records adjustments for these estimates as experience develops or new information becomes known. Current operating results include the changes to the estimated allowances. Due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed the Company’s estimates. See “Note 13. Professional Liability Risks,” for a further discussion of the Company’s professional liability risks and related matters.

(o) Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of the Company’s deferred income assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and tax credit carryforwards. The Company evaluates the recoverability of the deferred income tax assets and any associated valuation allowance on a regular basis. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company evaluates a variety of factors on a regular basis to determine the amount of deferred income tax assets to recognize in the financial statements, including its recent earnings history, current and projected future taxable income, the number of years its net operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and available tax planning strategies.

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

(q) Reclassifications

Certain reclassifications have been made in the 2004 and 2003 financial statements to conform to classifications used in 2005. As a result, the amounts reported in the consolidated financial statements of the Company differ from amounts previously reported in the Company’s Forms 10-K for the years ended December 31, 2004 and 2003 and Forms 10-Q for the quarters ended March 31, June 30, and September 30, 2005, 2004, and 2003.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 (“SFAS 153”), which is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. SFAS 153 amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 had no financial impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). This statement requires companies to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123R eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that the Company currently uses. This statement is effective for the Company beginning in the first quarter of 2006. SFAS 123R offers alternate methods of adopting this standard. The Company adopted SFAS 123R on a prospective basis in the first quarter of 2006 and continue to use the Black-Scholes option pricing model to estimate the fair value of stock options granted. Based on current analyses and information, the Company expects that the combination of expensing stock options upon adoption of SFAS 123R and grants of other stock options will result in approximately $5.9 million to $7.3 million of additional non-cash compensation expense in 2006. The Company’s actual stock-based compensation expense could differ materially from this estimate depending upon the timing and magnitude of new awards, the number and mix of new awards, changes in the fair market value or volatility of the Company’s common stock, as well as unanticipated changes in the Company’s workforce.

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

4. Restricted Short-Term Investments

The Company’s wholly-owned captive insurance subsidiary invests in and holds debt securities (classified as held-to-maturity). Restricted short-term investments of $3.0 million at December 31, 2005 were comprised of debt securities issued by the U.S. Treasury. The market value of these investments approximated their cost at that time. Proceeds from maturities of restricted investments provided $0.5 million for the year ended December 31, 2005. The gross realized gains for the year ended December 31, 2005 were not significant. All debt securities held at December 31, 2005 have maturities within one year.

At December 31, 2005, the Company’s wholly-owned captive insurance subsidiary also maintained $1.7 million of cash and cash equivalent balances that are generally limited to use in such subsidiary’s operations.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Accounts Receivable and Allowances

Accounts receivable, net of related allowances, was comprised of the following at December 31 (in thousands):

	2005	2004
Accounts receivable	$219,411	$219,252

Bad debt allowances	(21,045)	(17,837)
Contractual allowances	(27,009)	(26,121)

Total allowances	(48,054)	(43,958)

Accounts receivable, net	$171,357	$175,294

The following are rollforwards of the bad debt allowances and contractual allowances at December 31 (in thousands):

	Beginning Balance	Charged To Expense	Acquisitions	Net Deductions From Reserves	Ending Balance
Bad Debt Allowances
2003	$13,261	$12,203	$301	$4,989	$20,776
2004	20,776	12,195	321	15,455	17,837
2005	17,837	15,038	2,416	14,246	21,045

Contractual Allowances
2003	$28,912	$64,408	$1,978	$69,917	$25,381
2004	25,381	74,331	207	73,798	26,121
2005	26,121	77,048	1,456	77,616	27,009

The increase in the amounts expensed related to the Company’s bad debts and contractual allowances was due to revenue growth and additional reserves related to specific customer contracts.

6. Acquisitions

The Company acquired all the outstanding shares of capital stock of Beech Street on October 3, 2005, in a $164.9 million cash transaction. Beech Street was a privately-held corporation based in Lake Forest, California. Beech Street is one of the country’s leading preferred provider organizations and, at that time, had approximately 400,000 providers, 52,000 ancillary providers, and 3,800 acute care hospitals within its provider network. Beech Street had revenue for the twelve-month period ending September 30, 2005 of approximately $70.6 million. In connection with the funding of the purchase price of this acquisition, the Company refinanced its senior credit facility. The Company replaced its existing $501.5 million term loan facility with a new $675.0 million senior credit facility, consisting of a $150.0 million revolving credit facility and a $525.0 million term loan facility. (See “Note 10. Revolving Credit Facility and Long-Term Debt.”) The Company currently operates Beech Street within its Network Services segment and believes that in connection with the other group health and workers’ compensation services that it offers, Beech Street will present opportunities to increase its rate of revenue growth within this business segment.

The Company acquired all the outstanding shares of capital stock of OH+R on October 31, 2005, for an aggregate purchase price of approximately $47.4 million plus retained cash. OH+R was a publicly-held corporation and provided occupational healthcare services through 33 health centers located predominantly in the northeastern United States. OH+R had revenue of approximately $58.5 million during the twelve-month period ending September 30, 2005. The Company funded this acquisition through the use of its unrestricted cash balances. During 2005, the Company began integrating OH+R’s centers into its existing nationwide network of health centers. As a result of the OH+R acquisition, the Company increased its overall number of health centers by 26. The remaining seven centers acquired in the transaction, located in overlapping markets, were combined with the Company’s existing centers.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the recorded values of the Beech Street and OH+R assets acquired and liabilities assumed at the date of acquisition, as determined by internal and third-party valuations ($ in thousands):

	Beech Street		OH+R
	Amortization life (in years)	At October 3, 2005	Amortization life (in years)	At October 31, 2005
Current assets		$11,489		$18,130
Property and equipment, net		5,895		2,801
Identifiable intangible assets:
Licensing and royalty agreements	10.0	21,500		—
Customer lists	7.5	9,300	3.3	2,200
Covenants not to compete	3.0 –5.0	1,159	4.1	1,306
Servicing contracts		—	3.2	360
Trademarks		2,900		—
Goodwill		137,437		35,890
Other assets		8,351		1,136

		198,031		61,823

Current liabilities		15,685		12,040
Other long-term liabilities		17,493		2,423

Total liabilities assumed		33,178		14,463

Net assets acquired		$164,853		$47,360

The acquisitions of Beech Street and OH+R have been accounted for using the purchase method of accounting. The goodwill for Beech Street was assigned to the Network Services segment, and the goodwill for OH+R was assigned to the Health Services segment. The primary items that generated this goodwill are the synergies between the acquired businesses and the Company. The acquired goodwill is not subject to amortization and is not expected to be deductible for tax purposes.

The following unaudited pro forma summary presents information as if Beech Street and OH+R had been acquired as of the beginning of the periods presented. The pro forma amounts include certain adjustments, primarily to reflect the acquisition of the entities and the refinancing of the senior credit facility, and do not reflect any benefits from economies that might be achieved from combining operations. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies. ($ in thousands):

	2005	2004	2003
Pro forma revenue	$1,254,759	$1,221,725	$1,163,300
Pro forma net income (loss)	53,034	(17,080)	38,510

In addition to the OH+R acquisition above, Health Services acquired eleven centers in eleven transactions in 2005 and seven centers in six transactions in 2004. The Company paid approximately $8.6 million and $6.8 million, net of cash acquired, and recorded approximately $5.8 million and $5.2 million for goodwill in 2005 and 2004, respectively for these acquisitions. No contingent consideration exists related to these transactions. All of the acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values at the dates of acquisition. Some of those estimates are preliminary and subject to further adjustment.

7. Impairment of Assets and Other Charges

During the third quarter of 2004, the Company experienced a decline in the operating performance of its Care Management Services (“CMS”) reporting unit, and a culmination of events led the Company to lower its long-term outlook for this line of its business. The Company’s management believes declines in the performance of this segment were due in part to the lingering effects of the downturn in the national economy and its corresponding effect on the number of workplace injuries that became longer-term disability cases. The Company’s management believes these continuing declines in its CMS revenue levels were due to regional and local competition and a potential reduction in the reliance by insurers on these types of services, as well as to the effects of its continuing

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consolidation of operations. During the third quarter of 2004, the Company further restructured its CMS reporting unit, closed a primary office that provided independent medical exams (“IME”) services, and terminated the employment of the senior officer responsible for the majority of the operations within its CMS reporting unit. Other key CMS personnel also left the Company during the third quarter of 2004, and the Company continued to experience decreases in the number of nurse case managers.

As a result of the change in the Company’s outlook for its CMS reporting unit, the Company performed an evaluation of its long-lived assets, which include property, plant, and equipment as well as its internal use software. In reviewing the long-lived asset values, the Company applied the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company performed its impairment evaluation of the asset groups at each of CMS’ business units, as these are the lowest levels for which identifiable cash flows are available. In performing the evaluation of the assets of the IME portion of its CMS reporting unit, the Company determined that the total expected future discounted cash flows for this business unit were less than the carrying value of its assets. Accordingly, during the third quarter of 2004, the Company incurred an impairment charge of $5.7 million, which represents the difference between the fair value of the IME services long-lived assets and their carrying value. The Company estimates that its annual depreciation expense is reduced by approximately $2.1 million for these impaired assets.

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

In the third quarter of 2004, the Company recognized a charge of $1.6 million for costs associated with severance and lease termination costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges arose primarily in connection with the Company’s closure of a CMS office in September 2004, which resulted in a reduction in workforce of 34 customer service and support staff positions, of which approximately 26 positions will not be refilled at other locations. Lease termination costs of $1.0 million were recorded for the remaining lease obligation, and severance costs of $0.1 million were recorded for the related employee terminations. Additional severance costs of $0.5 million were recorded in the third quarter of 2004 in connection with the termination of employment of the senior officer responsible for the majority of operations within CMS and for other terminated CMS employees. The total $1.6 million of severance and lease termination costs are included in Cost of Services for CMS. During the last half of 2004, $0.3 million of these severance costs were paid and $0.8 million of these lease termination costs were paid. At December 31, 2004, $0.3 million of severance and $0.8 million of lease termination liability remained. The majority of these costs were paid in 2005. Additionally, the Company has historically reduced staffing levels as needed to correspond with revenue reductions. All related severance expenses were included in operating expense for the respective periods. Due to the continuing uncertainties and operational reviews that are being conducted within the CMS reporting unit, the Company could incur additional charges in future periods. The timing and amount of any such charges cannot be estimated.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets is comprised of the following at December 31 (in thousands):

	2005	2004
Amortized intangible assets, gross:
Licensing and royalty agreements	$21,785	$285
Customer lists	13,558	3,420
Covenants not to compete	5,029	4,305
Servicing contracts	3,653	3,293
Customer contracts	1,483	6,190

	45,508	17,493

Accumulated amortization of amortized intangible assets:
Licensing and royalty agreements	(810)	(285)
Customer lists	(2,705)	(3,416)
Covenants not to compete	(2,647)	(3,729)
Servicing contracts	(1,413)	(1,043)
Customer contracts	(1,366)	(4,854)

	(8,941)	(13,327)

Amortized intangible assets, net	36,567	4,166

Non-amortized intangible assets:
Goodwill	624,469	445,378
Trademarks	3,054	154

	$664,090	$449,698

The change in the net carrying amount of amortized intangible assets during the year ended December 31, 2005, is primarily due to the acquisitions of Beech Street and OH+R by the Company’s Network Services and Health Services reporting units, respectively, partially offset by amortization. Additionally, certain fully amortized intangible assets that were no longer in service were written off. The net increase in goodwill is primarily related to the acquisitions of Beech Street and OH+R by the Company’s Network Services and Health Services reporting units, respectively, as well as other acquisitions by the Company’s Health Services reporting unit. For a further discussion of the acquisitions, see “Note 6. Acquisitions.”

The net carrying value of goodwill by operating segment is as follows at December 31 (in thousands):

	2005	2004
Health Services	$292,064	$250,410
Network Services	322,339	184,902
Care Management Services	10,066	10,066

	$624,469	$445,378

Amortization expense for intangible assets with finite lives was $3.4 million, $3.2 million, and $3.9 million, respectively, for the years ended December 31, 2005, 2004, and 2003. Estimated amortization expense on the Company’s current intangible assets with finite lives for the five succeeding fiscal years ending December 31, is as follows (in millions): $5.4, $5.2, $4.6, $4.2, and $3.9.

The Company completed its 2005 annual impairment tests of goodwill and determined that no impairment existed at July 1, 2005. The Company’s management is not aware of any “triggering events” subsequent to this impairment review.

The Company completed its 2004 and 2003 annual impairment tests of goodwill and determined that no impairment existed at July 1, 2004 or July 1, 2003, respectively. The Company recorded no goodwill impairment charges during 2003. However, results of the impairment test indicated that the fair value of Care Management Services exceeded its carrying value by approximately 22% at July 1, 2003. The results of the July 1, 2004 impairment test indicated that the estimated fair value of Care Management Services exceeded its carrying amount by approximately 18% at that time. However, certain “triggering events” occurred in the third quarter of 2004 that indicated the need for an impairment review. The Company completed this impairment review and concluded that an impairment of its goodwill for the Care Management Services reporting unit had occurred. Accordingly, the Company recorded a $36.0 million impairment charge in the third quarter of 2004. For a further discussion of the goodwill impairment, see “Note 7. Impairment of Assets and Other Charges.”

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Discontinued Operations

Due primarily to its recent operating performance, the Company’s management determined in the second quarter of 2005 that it should sell or close the operations of its Canadian field case management services. The Company completed the sale of these operations in August 2005 for $13,900 cash consideration, which approximated net book value. Accordingly, operating results for the Canadian field case management services are reported as discontinued operations, and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. The Canadian field case management services were previously included in the Company’s Care Management Services segment. The following table summarizes the operating results of the Canadian field case management services that were reclassified to discontinued operations in the consolidated statements of operations for the periods presented (in thousands):

	2005	2004	2003
Revenue	$3,775	$6,401	$8,819
Cost of services	4,674	7,494	8,264

Gross profit (loss)	(899)	(1,093)	555

Interest expense, net	—	—	(4)
Other, net	346	(4)	(133)

Income (loss) before income taxes	(1,245)	(1,089)	692
Provision (benefit) for income taxes	(436)	(381)	243

Gain (loss) from discontinued operations	$(809)	$(708)	$449

10. Revolving Credit Facility and Long-Term Debt

The Company’s long-term debt consisted of the following at December 31 (in thousands):

	2005	2004
Term loan due 2010	$—	$399,468
Term loan due 2011	525,000	—
9 1/8% senior subordinated notes due 2012, net	153,276	153,006
9 1/2% senior subordinated notes due 2010, net	181,340	181,630
Other	1,214	100

	860,830	734,204
Less: Current maturities	(20,074)	(34,092)

Long-term debt, net	$840,756	$700,112

The Company had no revolving credit borrowings at December 31, 2005 and 2004. At December 31, 2005 and 2004, accrued interest was $15.7 million and $9.7 million, respectively.

Financing Transactions

In August 2003, the Company completed a series of refinancing transactions (the “2003 Refinancing Transactions”) that included issuing $150.0 million aggregate principal amount of 9 1/2% senior subordinated notes and entering into a new $435.0 million senior secured term credit facility. The new credit facility consisted of a $335.0 million term loan facility and a $100.0 million revolving loan facility. The Company used the proceeds from the 9 1/2% senior subordinated notes offering and the new credit facility, together with cash on hand, to: (1) repay the $335.2 million of outstanding indebtedness under the Company’s previous credit facility, (2) terminate previously existing interest rate hedging arrangements valued at $23.6 million, (3) transfer $141.2 million of cash proceeds to the Company’s parent, Concentra Holding, to enable it to redeem a portion of its 14% senior discount debentures, (4) pay $4.6 million of accrued interest on the previous credit facility and hedging arrangements, and (5) pay approximately $11.3 million of related fees and expenses. In connection with the termination of the existing credit facility, the Company recorded approximately $7.8 million of debt extinguishment costs in the third quarter of 2003 for the write-off of related deferred financing costs and other expenses.

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

In June 2004, the Company completed a series of transactions that included issuing $155.0 million aggregate principal amount of 9 1/8% senior subordinated notes due 2012. In addition, the Company completed a second amendment to its credit facility under which the Company borrowed an additional $70.0 million of term debt. The additional $70.0 million in term loans bore the same covenants and maturity dates as established in the $435.0 million credit facility. The Company used the net proceeds of the debt offering and additional term debt borrowings together with cash on hand to: (1) redeem $114.9 million principal amount of its 13% senior subordinated notes and pay $4.7 million of related accrued interest and $9.8 million of call premiums and consent payments, (2) declare a dividend of $97.3 million to Concentra Holding, $96.0 million of which was paid to Concentra Holding’s stockholders and $1.3 million of which will be paid on a deferred basis to the holders of Concentra Holding’s deferred share units, (3) pay $7.2 million of associated fees and expenses, and (4) pay $2.5 million of compensatory costs. In connection with these financing transactions, the Company recorded $11.8 million of debt extinguishment costs in the second quarter of 2004 for the write-off of $2.0 million of existing deferred financing costs on the redeemed 13% senior subordinated notes and $9.8 million of call premiums and consent payments on the redeemed 13% senior subordinated notes. Additionally, the Company recorded $2.5 million of compensatory costs related to these financing transactions that it included in general and administrative expenses for the second quarter of 2004. These compensatory costs consisted of $1.9 million of management bonuses and $0.6 million of payments to certain option holders. For a further description of the payments to option holders, see “Note 17. Dividend and Other Equity Transactions.”

In connection with the second amendment of the credit facility in June 2004, the Company placed $29.4 million into escrow for the purpose of funding the $27.6 million principal amount and the $1.8 million call premium payments necessary to redeem the untendered portion of its 13% senior subordinated notes. The Company completed this redemption in August 2004. In connection with these financing transactions, the Company recorded $2.3 million of debt extinguishment costs in the third quarter of 2004 for: (1) the write-off of $0.5 million of remaining deferred financing costs on the 13% senior subordinated notes and (2) $1.8 million of call premium payments. Also in August 2004, the Company completed a third amendment to its credit facility to extend its maturity by one year to 2010 and to reduce the effective interest rate on borrowing under that facility. As a part of this amendment, the term loans were combined into a single replacement term loan.

In October 2005, the Company replaced its existing credit facility with a new $675.0 million senior credit facility (the “Credit Facility”) in connection with the Beech Street acquisition. The Credit Facility provides the Company with increased borrowing capacity and a lower interest rate on borrowings than the previous credit facility. For a further description of the Beech Street acquisition, see “Note 6. Acquisitions.”

Credit Facility

The Company has its Credit Facility with a consortium of banks, consisting of a $525.0 million term loan facility (the “Term Loan”) and a $150.0 million revolving loan facility (the “Revolving Credit Facility”). At levels of consolidated indebtedness greater than 4.0 times consolidated earnings before interest, taxes, depreciation, and amortization (the “Leverage Requirement”), as determined under the Credit Facility, borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the Alternate Base Rate (“ABR”), as defined, plus a margin of 1.00% or (2) the reserve-adjusted Eurodollar rate (the “Eurodollar Rate”), as defined, plus a margin of 2.00% for borrowings issued in connection with the Term Loan. Below the Leverage Requirement, the borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the ABR plus a margin of 0.75% or (2) the Eurodollar Rate plus a margin of 1.75% for borrowings in connection with the Term Loan. Revolving Credit Facility borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the ABR plus a

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

margin initially equal to 1.00% or (2) the Eurodollar Rate plus a margin or 2.00%. The margins for borrowings under the Revolving Credit Facility are subject to reduction based on changes in the Company’s leverage ratios and certain other performance criteria. The Term Loan matures on September 30, 2011, and requires quarterly principal payments of $1.3 million through September 30, 2010, $74.8 million for each of the following two quarters, $149.6 million on June 30, 2011 and any remaining balance due on September 30, 2011. However, the aggregate outstanding principal amount of Term Loan is due and payable on February 15, 2010 if a refinancing of the Company’s 9 1/2% senior subordinated notes has not occurred prior to such date. The Revolving Credit Facility matures the earlier of (1) October 3, 2010, or (2) February 15, 2010, if the refinancing of the Company’s 9 1/2% senior subordinated notes has not occurred prior to such date. The Credit Facility replaces the Company’s previous credit agreement, and the Company used the proceeds from the Credit Facility to pay the previous credit facility. At December 31, 2005, the Company had $19.2 million of letters of credit outstanding and $130.8 million of additional revolving loan availability under its Credit Facility. The Company uses letters of credit primarily for purposes of facilitating certain of its insurance arrangements.

The Credit Facility and the previous credit facility contain certain financial compliance ratio tests. A failure to comply with these and other financial compliance ratios could cause an event of default under the Credit Facility and the previous credit facility that could result in an acceleration of the related debt’s maturity. Such an acceleration would also constitute an event of default under the indentures related to the Company’s 9 1/8% senior subordinated notes and 9 1/2% senior subordinated notes and could also result in an acceleration of the 9 1/8% senior subordinated notes and the 9 1/2% senior subordinated notes before the indentures otherwise require the Company to pay the notes. The Credit Facility and previous credit facility also contain prepayment requirements that would occur based on certain net asset sales outside the ordinary course of business by the Company, from the proceeds of specified debt and equity issuances by the Company, and if the Company has excess cash flow, as defined in the agreement. The Company was not required to make prepayments under these provisions in 2004. However, because of its excess cash flow (as defined in the agreement) during 2004, the Company prepaid $30.1 million of its previous term loan during the second quarter of 2005. Additionally, because of its excess cash flow (as defined in the agreement) during 2005, the Company will prepay $14.1 million of its Term Loan during the second quarter of 2006. Concurrently, the Company will also make an optional prepayment of $17.5 million. The required prepayment amounts are included in the current portion of long-term debt at December 31, 2004 and 2005, respectively. Further, based upon its financial projections, management anticipates that the Company may continue to be required to make prepayments in future periods.

The ABR, as defined, and the Eurodollar Rate, as defined, were 7.25% and 4.54%, respectively, at December 31, 2005, and 5.25% and 2.56%, respectively, at December 31, 2004. Commitment fees on the unused Revolving Credit Facility borrowings are 0.5% per annum, consistent with the previous revolving credit facility. The weighted-average interest rate for borrowings under the Term Loan was 6.05% was December 31, 2005. The weighted-average interest rate for borrowings under the previous term loan was 5.05% at December 31, 2004.

The Company paid $5.9 million and $0.6 million in August 2003 and November 2003, respectively, related to its credit facility. In August 2003, the Company expensed $7.8 million of deferred financing costs, net of accumulated amortization, related to the termination of its previous credit facility. The Company paid $1.4 million and $1.3 million in June 2004 and August 2004, respectively, related to amendments of its credit facility. In October 2005, the Company paid $4.0 million related to its new credit facility and expensed $6.0 million of deferred financing costs, net of accumulated amortization, related to the termination of its previous credit facility.

Previous Credit Facilities

Prior to October 2005, the Company had a senior credit agreement (the “Previous Credit Facility”) with a consortium of banks, consisting of a $401.5 million term loan facility (the “Previous Term Loan”), and a $100.0 million revolving loan facility (the “Previous Revolving Credit Facility”). The Previous Credit Facility originated in August 2003 and initially consisted of a $335.0 million term loan facility and a $100.0 million revolving credit facility. In June 2004, the Company and its lenders increased the Previous Credit Facility with the issuance of an additional $70.0 million of term debt. The Previous Credit Facility was subsequently amended in August 2004 to combine the $335.0 million and the $70.0 million term loans into a single replacement loan, reduce the effective interest rate on term loan borrowings and extend the term loan maturity. Borrowings under the Previous Revolving Credit Facility and Previous Term Loan bore interest, at the Company’s option, at either (1) the ABR, as defined, plus a margin initially equal to 2.25% for the loans under the Previous Revolving Credit Facility and 1.50% for the Previous Term Loan or (2) the Eurodollar Rate, as defined, plus a margin initially equal to 3.25% for the loans under the Previous Revolving Credit Facility and 2.50% for the Previous Term Loan. The margins for

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

borrowings under the Previous Revolving Credit Facility were subject to reduction based on changes in the Company’s leverage ratios and certain other performance criteria. The Previous Term Loan matured on June 30, 2010, and required quarterly principal payments of $1.0 million through June 30, 2009, $57.2 million for each of the following two quarters, $114.4 million on March 31, 2010 and any remaining balance due on June 30, 2010. The Previous Revolving Credit Facility provided for borrowing up to $100.0 million and matured on August 13, 2008. In July 2005, the Company amended its Previous Credit Facility to provide for an increase in the authorized levels of acquisitions by $20.0 million per each year of the agreement. Additionally, the Company could apply one-half of the unused balance from a prior year as an increase to the available amount for an immediately subsequent year.

Prior to August 2003, the Company had a credit agreement with a consortium of banks, providing for term loans and a $100 million revolving credit facility. The term loans were issued in 1999 as a $250 million term loan and a $125 million term loan bearing interest, at the Company’s option, at the ABR, as defined, plus 3.00% and 3.25%, respectively, or the Eurodollar Rate, as defined, plus 4.00% and 4.25%, respectively. The term loans would have matured in June 2006 and June 2007. As part of the 2003 Refinancing Transactions, the Company repaid all amounts outstanding under this credit facility and expensed the write-off of related $7.8 million of deferred financing costs and expenses.

Economic Hedges

In March 2005, the Company entered into a series of economic hedges to reduce the effect of variable interest rate fluctuations on a portion of the its Credit Facility. The Credit Facility does not require the Company to enter into any economic hedging arrangements. These economic hedges convert a total of $80.0 million of variable rate debt to fixed rates and expire over a three-year period ending March 2008. The Company recognizes changes to the fair value of economic hedges as assets or liabilities and includes any adjustments to the fair value in its income statement. The increase to interest expense through net cash paid to the counterparty under these economic hedges was not significant in 2005.

The first of the economic hedging agreements has a notional amount of $20.0 million and expires March 2006. Under the terms of the agreement, the Company pays 3.8% to the counterparty and receives the three-month LIBOR from the counterparty on the notional amount.

The second of the economic hedging agreements has a notional amount of $30.0 million and expires March 2007. Under the terms of the agreement, the Company pays a fixed rate to the counterparty and receives the three-month LIBOR from the counterparty on the notional amount. The Company’s fixed rate was 4.1% at December 31, 2005 and increases each quarter to 4.8% at January 2, 2007.

The third of the economic hedging agreements has a notional amount of $30.0 million and expires March 2008. Under the terms of the agreement, the Company pays a fixed rate to the counterparty and receives the three-month LIBOR from the counterparty on the notional amount. The Company’s fixed rate was 4.1% at December 31, 2005 and increases each quarter to 5.0% at December 31, 2007.

Previous Economic Hedges

The Company’s credit facility that was in effect prior to August 2003 required the Company to enter into economic hedge agreements for the purpose of reducing the effect of variable interest rate fluctuations on a certain portion of that credit facility. Accordingly, the Company entered into an interest rate collar agreement in November 17, 1999, which it subsequently amended on May 17, 2000. The interest rate collar agreement converted $200 million of certain variable rate debt to fixed rates. Had it not been cancelled as a part of the 2003 Refinancing Transactions, this agreement would have expired by its terms on November 17, 2004. Under the agreement, the Company generally paid and received the three-month LIBOR (the “Swap Rate”) to and from the counterparty on the notional amount subject to the following limitations: the minimum rate the Company paid was 6.3% when the Swap Rate was less than 5.9%; the maximum rate the Company paid was 6.3%, unless the Swap Rate was greater than 7.5% and less than 8.5%; and, if the Swap Rate was greater than 8.5%, the Company paid 8.5% until November 17, 2002. After November 17, 2002 through the maturity of the agreement, there was no maximum rate the Company paid if the Swap Rate exceeded 7.5%.

The Company entered into an additional interest rate collar agreement in May 2000. This agreement converted $100 million of certain variable rate debt to fixed rates and, had it not been cancelled as a part of the 2003 Refinancing Transactions, would have expired by its terms on May 17, 2005. Under the terms of this agreement, the

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In connection with the acquisition of National Healthcare Resources, Inc. in November 2001, the Company assumed an interest rate collar agreement, which converted $23.6 million of certain variable rate debt to fixed rates and expired on May 19, 2003. Under the terms of this agreement, the Company generally paid and received the Swap Rate to and from the counterparty on the notional amount subject to the following restrictions: the minimum rate the Company paid was 6.5% when the Swap Rate was less than that amount; the maximum rate the Company paid was 8.0% when the Swap Rate was greater than that amount; and if the Swap Rate was between 6.5% and 8.0%, the Company paid the Swap Rate. At May 19, 2003, the counterparty elected to exercise its option to fix the interest rate at 7.11% for an additional two years. However, as were the Company’s other economic hedge agreements, this agreement was cancelled as a part of the 2003 Refinancing Transactions.

The Company recognized changes to the fair value of economic hedges as assets or liabilities and included any adjustments to the fair value in its income statement. These economic hedging arrangements were eliminated as part of the 2003 Refinancing Transactions, and the costs related to recognizing changes in their fair market value were charged to expense in the third quarter of 2003. In 2003, the Company increased its interest expense by $10.4 million through net cash paid to the counterparty under these collars.

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

The 9 1/2% senior subordinated notes are general unsecured indebtedness with semi-annual interest payments due on February 15 and August 15, commencing on February 15, 2004. These notes mature on August 15, 2010. As part of the issuance of the 9 1/2% senior subordinated notes, the Company was required to pay $4.5 million in arrangement fees and $1.0 million of other related expenses. At any time prior to August 15, 2006, the Company can redeem, with proceeds from new equity, up to 35% of the aggregate principal amount of the 9 1/2% senior subordinated notes at a redemption price of 109.5% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date. Prior to August 15, 2007, the Company may redeem all, but not less than all, of the 9 1/2% senior subordinated notes at a redemption price of 100.0% of the principal amount of the notes plus the applicable premium, as defined, and accrued and unpaid interest to the redemption date. The Company can also redeem all or part of the 9 1/2% senior subordinated notes on or after August 15, 2007 at 104.8% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, with the redemption premium decreasing annually to 100.0% of the principal amount on August 15, 2009. Upon a change of control, as defined, each holder of the 9 1/2% senior subordinated notes may require the Company to repurchase all or a portion of that holder’s notes at a purchase price of 101.0% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest. In October 2003, the Company completed an exchange offer in which it exchanged the 9 1/2% senior subordinated notes for notes that were registered under the Securities Act of 1933.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company issued an additional $30.0 million aggregate principal amount of its 9 1/2% senior subordinated notes in November 2003 at 106.5% of their face value. As part of this issuance, the Company was required to pay $1.4 million in arrangement fees and $0.4 million of other related expenses. In January 2004, the Company completed an exchange offer in which it exchanged the 9 1/2% senior subordinated notes for notes that were registered under the Securities Act of 1933.

The 13% senior subordinated notes were issued in August 1999 for $190.0 million and were general unsecured indebtedness with semi-annual interest payments due on February 15 and August 15 commencing on February 15, 2000. In July 2002, as allowed by the indenture to the 13% senior subordinated notes and as elected by the Company, the Company redeemed 25% of the original face value of the 13% senior subordinated notes through payment of an amount equal to 113.0% of the face value of the notes redeemed. Per the indenture to the 13% senior subordinated notes, the Company could also redeem the remaining $142.5 million principal balance of the 13% senior subordinated notes on or after August 15, 2004 at 106.5% of the principal amount with the redemption premium decreasing annually to 100.0% of the principal amount on August 15, 2008. As previously described, the Company completed a tender offer and consent solicitation in May 2004. In connection with the Offer, the indenture governing the 13% senior subordinated notes was amended to eliminate substantially all of the restrictive covenants. In June 2004, the Company redeemed the tendered $114.0 million principal amount of its 13% senior subordinated notes and paid a $7.5 million call premium, a $2.3 million consent payment, and $4.7 million of accrued interest. In connection with the redemption, the Company recorded debt extinguishment costs in the second quarter of 2004 for the write-off of $2.0 million of existing deferred financing costs and $9.8 million of call premiums and consent payments on the redeemed 13% senior subordinated notes. In August 2004, the Company redeemed the remaining $27.6 million principal balance of the 13% senior subordinated notes. In connection with this redemption, the Company recorded debt extinguishment costs of $2.3 million in the third quarter of 2004 for the write-off of $0.5 million of remaining deferred financing costs and $1.8 million of call premium payments.

Other Indebtedness

Concentra Holding has a $55.0 million bridge loan agreement (the “Bridge Loan”) with affiliates of Salomon Smith Barney and Credit Suisse First Boston. The loans bear interest, at Concentra Holding’s option, at the base rate, as defined, plus 0.50%, or the Eurodollar Rate, as defined, plus 1.5%. The Bridge Loan requires no cash interest payments until maturity. The Bridge Loan is guaranteed by WCAS and WCAS Capital Partners III, L.P. In November 2003, Concentra Holding extended the maturity of its Bridge Loan from June 2004 to March 2005, in conjunction with the Company’s issuance of the additional $30.0 million of its 9 1/2% senior subordinated notes. In May 2004, Concentra Holding extended the maturity of its Bridge Loan from March 2005 to March 2007.

Covenants

The 9 1/8% senior subordinated notes, 9 1/2% senior subordinated notes, and the Credit Facility are guaranteed on a joint and several basis by each and every current wholly-owned subsidiary, except for our wholly-owned captive insurance subsidiary, the results of which are consolidated in the results of the Company. The Previous Credit Facility also contained the same guarantees. These guarantees are full and unconditional. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9 1/8% senior subordinated notes or the 9 1/2% senior subordinated notes. For financial information on guarantor and non-guarantor subsidiaries, see “Note 21. Condensed Consolidating Financial Information.”

The Credit Facility, the 9 1/8% senior subordinated notes, and the 9 1/2% senior subordinated notes contain certain customary covenants, including restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company’s capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, cross default provisions with other indebtedness of the Company and Concentra Holding, capital expenditures, and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Previous Credit Facility contained similar covenants and financial covenant ratio tests. The Company was in compliance with its covenants, including its financial covenant ratio tests, in 2005 and 2004. The ratio tests under the Credit Facility become increasingly more restrictive for future quarters through the second quarter of 2010. The Company’s ability to be in compliance with these more restrictive ratios will be dependent on its ability to increase its cash flows over current levels. The Company believes it will be in compliance with its covenants for the next twelve months.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Financial Instruments

The fair value of the Company’s long-term debt consisted of the following at December 31 (in thousands):

	2005	2004
Term loan due 2010	$—	$403,463
Term loan due 2011	531,563	—
9 1/8% senior subordinated notes due 2012, net	157,874	172,897
9 1/2% senior subordinated notes due 2010, net	187,687	205,242

The carrying amounts of cash and cash equivalents, restricted cash, restricted short-term investments, accounts receivable, other current assets, and accounts payable, approximate fair value because of the short maturity of those instruments. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methods could have a material effect on the estimated fair value amounts.

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

12. Income Taxes

The provision for income taxes from continuing operations consisted of the following (in thousands):

	2005	2004	2003
Current:
Federal	$2,065	$1,763	$104
State	2,902	2,660	2,941

	4,967	4,423	3,045
Deferred:
Federal	(858)	6,637	1,119
State	1,952	(433)	1,807

	1,094	6,204	2,926

Total	$6,061	$10,627	$5,971

Significant items included in deferred income tax assets and deferred income tax liabilities were as follows at December 31 (in thousands):

	2005	2004
Deferred income tax assets:
Bad debt allowances	$9,055	$7,872
Net operating loss and credit carryforwards	34,757	20,318
Accrued expenses and reserves	12,053	9,089
Other	6,894	5,992

	62,759	43,271
Valuation allowance	(2,244)	(2,958)

Deferred income tax assets	60,515	40,313

Deferred income tax liabilities:
Intangible assets	48,612	32,181
Depreciable assets	7,823	9,585
Other	1,679	908

Deferred income tax liabilities	58,114	42,674

Net deferred income tax asset (liability)	$2,401	$(2,361)

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company evaluates a variety of factors on a regular basis to determine the recoverability of its deferred income tax assets and associated valuation allowance. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. This includes the Company’s earnings history, current and projected future taxable income, expiration periods of the Company’s net operating loss (“NOL”) carryforwards, the existence of taxable temporary differences, and available tax planning strategies. Based upon the available evidence, the Company determined that valuation allowances of $2.2 million and $3.0 million were necessary for certain net operating loss carryforwards of $3.2 million and $3.5 million at December 31, 2005 and 2004, respectively. The Company would reduce goodwill by $0.6 million if certain net operating losses were ultimately utilized.

The Company’s tax provision attributable to continuing operations differs from the federal statutory rate as follows for the years ended December 31 (in thousands):

	2005		2004		2003
	$	%	$	%	$	%
Tax provision at federal statutory rate	$21,235	35.0	$476	35.0	$17,083	35.0
Non-deductible expenses	555	0.9	486	35.7	400	0.8
State taxes (net of federal effect)	3,796	6.2	1,666	122.5	2,275	4.7
Deferred income tax asset valuation allowance	(508)	(0.8)	(245)	(18.0)	(13,987)	(28.7)
Impairment charge	—	—	7,564	556.2	—	—
Settlement of federal income tax audit	(19,032)	(31.3)	—	—	—	—
Other items, net	15	—	680	50.0	200	0.4

Total income tax provision and effective rate	$6,061	10.0	$10,627	781.4	$5,971	12.2

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

The Company has net operating loss carryforwards for federal income tax purposes of $86.0 million that will be available to reduce future taxable income. The utilization of $25.0 million of losses is subject to annual limitations under federal income tax law. The Company believes that it will be able to fully utilize these losses as well as losses that are not limited in use by current federal tax law. The net operating losses have a carryforward period of twenty years. No NOL carryforwards expire in 2005 to 2008, $5.6 million expire in 2009 to 2018, and $80.4 million expire in 2019 to 2025.

Various regulatory tax authorities periodically examine the Company and its subsidiaries’ tax returns. In connection with the Internal Revenue Service (“IRS”) examination of the 1999, 2000, and 2001 federal income tax returns, during the second and third quarters of 2005 the Company resolved various issues raised by the IRS in the examination, and the IRS issued a final determination covering these resolved items. As a result, the Company recorded tax benefits of $19.0 million during 2005 to reduce previously accrued income tax liabilities.

The Company establishes reserves for income tax when, despite the belief that its tax positions are fully supportable, there remain certain positions that are probable to be challenged and possibly disallowed by various authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest as considered appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. The Company believes it has adequately provided for the reasonably foreseeable outcome related to examinations by taxing authorities. Management believes that the ultimate resolution of potential tax adjustments and contingencies will not have a material adverse effect on the Company’s financial condition, annual results of operations, or cash flows.

13. Professional Liability Risks

Through December 31, 2004, the Company was insured for professional liability risks on a claims-made basis under traditional high-deductible insurance policies. In December 2004, the Company formed a wholly-owned captive insurance subsididary to partially self-insure for professional liability costs effective January 1, 2005. The Company entered into this self-insurance arrangement because it was unable to renew its existing coverage at acceptable rates, which it believes was an industry-wide situation. Under the self-insurance structure, the Company

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

provides insurance on a claims-made basis and retains more risk for professional liability costs, including settlements and claims expense, than under its previous coverage. Based on the Company’s historical and expected levels of exposure, management believes that the Company’s excess liability coverage for professional liability costs is adequate, and the Company has not elected to purchase aggregate excess stop loss protection. The Company’s professional liability costs are based on actuarial estimates of its professional liability settlement and claims expense and the costs of maintaining its captive insurance program and excess coverage. The Company periodically reviews and updates the appropriateness of its professional liability reserves. Because the Company retains these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which its professional liability costs are based could materially affect results of operations in a particular period even if the Company does not experience an actual increase in claims or related expenses.

Allowances for professional liability risks, net of amounts payable under insurance policies, were $12.5 million and $9.2 million at December 31, 2005 and 2004, respectively. Such amounts were derived using appropriate discount rates.

14. Commitments and Contingencies

The Company leases certain corporate office space, operating and medical facilities, and office and medical equipment under various non-cancelable operating and capital lease agreements. Certain facility leases require the Company to pay operating costs and real estate taxes.

The following is a schedule of rent expense by major category for the years ended December 31 (in thousands):

	2005	2004	2003
Facilities	$41,141	$41,463	$37,785
Office equipment	5,680	4,688	4,450
Automobiles	2,010	1,720	1,887

Total rent expense	$48,831	$47,871	$44,122

The following is a schedule of future minimum lease payments under noncancelable operating leases for the years ending December 31 (in thousands):

2006	$54,394
2007	44,438
2008	38,925
2009	30,758
2010	25,828
Thereafter	77,271

$271,614

In January 2005, a wholly-owned subsidiary of the Company, Concentra Integrated Services, Inc. (“CISI”), received a subpoena from the Office of the Attorney General of the State of New York (“NYAG”). The subpoena requests documents and information regarding CISI’s relationships with third-party administrators and healthcare providers in connection with the NYAG’s review of contractual relationships in the workers’ compensation segment of the insurance industry. CISI has been in discussions with the NYAG concerning its response to the subpoena, and CISI intends to continue to cooperate fully with the investigation.

The Company is party to certain claims and litigation initiated in the ordinary course of business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

15. Employee Benefit Plans

The Company has a defined contribution plan (the “Concentra 401(k) Plan”) that complies with Section 401(k) of the Internal Revenue Code of 1986. Substantially all employees of Concentra Holding, its subsidiaries, and affiliates, including certain officers of the Company, are eligible to participate in the Concentra 401(k) Plan. Since January 1, 2004, eligible employees, once they have attained age 21, may participate in the plan at the first of the calendar month following 30 days of employment. For 2005, 2004, and 2003, participants in the Concentra 401(k) Plan may contribute up to the lesser of a specified statutory amount or 25% of his or her pretax eligible compensation.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the Concentra 401(k) Plan, the Company has the option of matching a portion of the participants’ pretax contributions. Employees are 100% vested in their own contributions while Company contributions vest 20% per year of service with employees being fully vested after five years. The Company has expensed $2.0 million, $1.5 million, and $0.9 million for the years ended December 31, 2005, 2004, and 2003, respectively, for matching contributions to the Concentra 401(k) Plan.

16. Stock Option Plans

All information presented below relates to Concentra Holding stock and stock option activity.

(a) Concentra 1997 Long-Term Incentive Plan

Concentra Holding granted certain awards with respect to shares under Concentra Holding’s 1997 Long-Term Incentive Plan (the “1997 Incentive Plan”). The awards granted under the 1997 Incentive Plan included stock options that do not qualify as incentive stock options and restricted stock. Generally, each stock option grant vested ratably over a five-year period, subject to continued employment, with a ten-year term.

In October 2004, the 108,000 restricted shares granted under the 1997 Incentive Plan were converted to deferred common shares of Concentra Holding. For a further description of the conversion of these shares to deferred shares, see “Note 17. Dividend and Other Equity Transactions.” At December 31, 2005, Concentra Holding did not have any restricted shares outstanding under the 1997 Incentive Plan.

Simultaneous with the Company’s recapitalization in 1999, no additional awards can be made under the 1997 Incentive Plan. Only that number of shares of Concentra Holding stock issuable upon exercise of awards granted under the 1997 Incentive Plan as of the recapitalization in 1999 were reserved for issuance by Concentra Holding. During 2005, 2004, and 2003, 16,500, 21,000, and 38,250 options were canceled, respectively under the 1997 Incentive Plan. During 2005, 2004, and 2003, 8,625, 10,500, and 33,000 options were exercised, respectively. At December 31, 2005, 358,000 options were outstanding under the 1997 Incentive Plan.

(b) Concentra Stock Option and Restricted Stock Purchase Plans

Concentra Holding’s board and stockholders approved its 1999 Stock Option and Restricted Stock Purchase Plan (“the 1999 Stock Plan”) in August 1999. The 1999 Stock Plan originally provided for the grant of options or awards to purchase an aggregate 3,750,000 shares of Concentra Holding common stock, either in the form of incentive stock options qualified as such under the U.S. Federal Income Tax Laws, nonqualified stock options, or restricted stock awards. The 1999 Stock Plan includes provisions for adjustment of the number of shares of common stock available for grant of award thereunder and in the number of shares of common stock underlying outstanding options in the event of any stock splits, stock dividends, or other relevant changes in the capitalization of Concentra Holding. Under the 1999 Stock Plan, employees, including officers, are eligible to receive grants of either incentive stock options or nonqualified stock options and restricted stock awards. Non-employee directors are eligible to be granted only nonqualified stock options and restricted stock awards.

Additionally, Concentra Holding has the following incentive stock option plans: the Preferred Payment Systems, Inc. Amended and Restated 1996 Incentive Stock Plan, the 2000 Stock Option Plan for Non-Employee Directors, and the 2005 Stock Option Plan for Non-Employee Directors (collectively with the 1999 Plan, the “Stock Plans”). The options and restricted stock awards outstanding under these additional plans at December 31, 2005 were nominal. No additional awards can be made under the Preferred Payment Systems, Inc. Amended and Restated 1996 Incentive Stock Plan, the 2000 Stock Option Plan for Non-Employee Directors, or the 2005 Stock Option Plan for Non-Employee Directors.

During 2002, Concentra Holding granted 125,000 shares of restricted common stock under the 1999 Stock Plan that were valued at $2.1 million based upon the market value of the shares at the time of issuance. The restricted stock awards vest upon the earlier of the achievement of certain share price levels following an initial public offering of Concentra Holding, the occurrence of a change in control, or five years following the date of the award. During 2004, Concentra Holding awarded 360,000 shares of restricted common stock under its 1999 Stock Plan that were valued at approximately $5.0 million based upon the market value of the shares at the time of issuance. These restricted stock awards vest upon the earlier of the achievement of certain operating performance levels or seven years following the date of the award. Also during 2004, Concentra Holding awarded 2,500 shares of restricted

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

common stock under its 1999 Stock Plan. These restricted stock awards vest upon the earlier of an initial public offering of Concentra Holding or five years following the date of the award. In connection with other equity transactions, Concentra Holding awarded, effective June 2004, an increase of an additional 0.23 restricted shares for all outstanding restricted shares under the 1997 Incentive Plan and the 1999 Stock Plan, totaling 124,597 additional shares of restricted common stock awarded. These incremental restricted stock awards have the same restrictions as their corresponding originally issued restricted common shares. In October 2004, 25,247 restricted shares were converted to deferred share units under the 1999 Stock Plan. For a further description of the 2004 equity transactions, see “Note 17. Dividend and Other Equity Transactions.” In October 2004, the Company accepted the resignation of its President and Chief Operating Officer. In the fourth quarter of 2004, the Company recorded a $0.6 million credit to amortization expense for the reversal of the amortization for the cancellation of the Chief Operating Officer’s 154,220 restricted shares. During 2005, Concentra Holding awarded 3,000 restricted shares under its 2005 Stock Option Plan for Non-Employee Directors. Concentra Holding had 435,630 outstanding restricted shares under the Stock Plans at December 31, 2005. The Company recorded amortization of $1.5 million, $0.9 million, and $0.4 million in 2005, 2004, and 2003, respectively, in connection with the deferred compensation associated with the restricted stock awards under the Stock Plans.

In June 2002, Concentra Holding’s board and stockholders approved amendments to (1) increase the maximum total number of shares of Concentra Holding common stock for which awards may be granted thereunder to 5,250,000 under the 1999 Stock Plan, and (2) increase the maximum number of shares of Concentra Holding common stock that may be granted thereunder to an individual in a calendar year. In September 2002, Concentra Holding’s board and stockholders approved an amendment to the 1999 Stock Plan to provide for the automatic award of the following nonqualified stock options under the 1999 Stock Plan to non-employee members of Concentra Holding’s board: (1) an initial grant of options to purchase 10,000 shares of Concentra Holding common stock on the next business day following the date of his or her initial election to the board, and (2) an annual grant of options to purchase 4,000 shares of Concentra Holding common stock on the next business day following each annual meeting of stockholders. The exercise price of each director option is 100% of the fair market value of the underlying common stock at the time of grant. Initial options are immediately exercisable. Annual option awards become exercisable ratably on each of the four annual anniversary dates following the date of grant. The exercise period will not exceed ten years from the date of grant; provided that no director option may be exercised more than one year after the optionee ceases to serve as a director of Concentra Holding.

Stock options granted to employees in 2005, 2004, and 2003 vest over a four-year period (25% annually). Stock options granted to non-employee directors under the 1999 Plan in 2005, 2004, and 2003 totaled 38,000, 28,000, and 44,000, respectively, and vest over a four-year period (25% annually) with respect to annual grants or vest immediately with respect to initial grants. Stock options granted to non-employee directors under the 2005 Stock Option Plan for Non-Employee Directors in 2005 totaled 40,000 and vested immediately. A portion of the stock options granted to employees in 2002 vest over a four-year period (25% annually) and a portion vest over a five-year period (20% annually), subject to continued employment. A portion of the stock options granted prior to 2002 vest over a five-year period (20% annually); the remaining portion was to be subject to cliff vesting in seven years with provisions allowing for accelerated vesting based upon specific performance criteria. However, in December 2001 the Company modified the vesting for a portion of the stock options that allowed for accelerated vesting based upon performance criteria to become vested over a three-year period (33 1/3% annually) beginning on January 1, 2002. In December 2002, the remaining stock options with performance based vesting criteria were modified to become vested over a four-year period (25% annually) beginning in 2004. The Company recognized compensation expense related to the accelerated vesting of these options of $0.5 million for the year ended December 31, 2003. The Company recognized reversal of the compensation expense related to the accelerated vesting of these options of $0.2 million and $0.1 million in 2004 and 2005, respectively. Prior to vesting, all options are subject to forfeiture upon termination of employment. Depending on the reason for termination of employment, vested options may only be exercised within one month to 90 days of the termination of employment. The exercise period is ten years from the date of grant. The exercise price of incentive and nonqualified stock options granted may not be less than 100% of the fair market value of the shares of common stock, as determined by Concentra Holding’s board of directors or the compensation committee, as the case may be, on the date the option is granted. In addition, the aggregate fair market value of the shares of stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. In addition, no incentive stock option shall be granted to an optionee who owns more than 10% of the total combined voting power for all classes of stock of Concentra Holding, unless the exercise price is at least 110% of the fair market value of the shares of Concentra Holding’s common stock and the exercise period does not exceed five years. As described in “Note 17. Dividend and Other Equity Transactions,” Concentra Holding reduced the exercise price of certain

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

outstanding options and approved a cash payment to holders of certain options in connection with other equity transactions in May 2004.

The Company granted 419,000, 1,153,000, and 645,000 options and canceled 519,823, 624,838, and 1,018,587 options under the Stock Plans in 2005, 2004, and 2003, respectively. Restricted stock awards under the Stock Plans will remain restricted until the respective lapse dates, unless terminated prior to such dates by the board or forfeited. At December 31, 2005, 645,866 options or restricted stock awards remained available for grant under the 1999 Stock Plan.

(c) Concentra 2005 Stock Option and Restricted Stock Purchase Plan for Non-Executive Chairman

Concentra Holding’s board approved its 2005 Stock Option and Restricted Stock Purchase Plan for Non-Executive Chairman (the “2005 Chairman Plan”) in November 2005. The purpose of the 2005 Chairman Plan is to promote the interests of the Company by providing an opportunity to the Chairman to purchase common stock of Concentra Holding, thereby enhancing the Company’s ability to attract, retain, motivate, and encourage the Chairman to devote his best efforts to the business and financial success of the Company. The 2005 Chairman Plan provides for the grant of options or awards to purchase an aggregate 2,811,000 shares of Concentra Holding common stock, either in the form of nonqualified stock options, restricted stock awards, or unrestricted stock awards to the Chairman. The 2005 Chairman Plan includes provisions for adjustment of the number of shares of common stock available for grant of award thereunder and in the number of shares of common stock underlying outstanding options in the event of any stock splits, stock dividends, or other relevant changes in the capitalization of Concentra Holding. The 2005 Chairman Plan will terminate in November 2015, or by action of Concentra Holding’s board of directors if earlier. The 2005 Chairman Plan provides that in the event of a dissolution or liquidation of Concentra Holding, the board of directors may provide, at its discretion, a cash payment in a specified amount in exchange for the termination of options or that any and all unexercised options or outstanding restricted stock awards become exercisable or realizable in full prior to the consummation of such transaction.

In November 2005, Concentra Holding granted 1,666,667 options that were fully vested as of the date of the award (the “Six Month Options”). These options expire in May 2006. Also in November 2005, Concentra Holding granted 603,205 options that expire ten years from the date of grant (the “Ten Year Options”). Every three months for three years, 8.33% of the original number of options vest, with the remaining options vesting at the end of the three-year period. However, if the Six Month Options are exercised, 12.5% of the original options under the Ten Year Options will vest every three months for two years, effective retroactively to November 2005. In addition, vesting of the Ten Year Options will be accelerated and the options will become immediately and fully vested upon certain changes of control of Concentra Holding or termination of the Chairman. At December 31, 2005, 2,269,872 options were outstanding under the 2005 Chairman Plan.

Also in November 2005, the Concentra Holding granted 402,137 shares of restricted common stock under its 2005 Chairman Plan. Every three months for three years, restrictions on 8.33% of the original number of restricted shares lapse, with restrictions on the remaining restricted shares lapsing at the end of the three-year period. However, if the Six Month Options are exercised, 12.5% of the shares will become unrestricted every three months for two years, effective retroactively to November 2005. In addition, lapsing of restrictions will accelerate and the restricted shares will become unrestricted upon certain changes of control of Concentra Holding or termination of the Chairman. At December 31, 2005, 402,137 restricted shares were outstanding under the 2005 Chairman Plan. The Company recorded amortization of $0.2 million in 2005 in connection with the deferred compensation associated with the restricted stock award under the 2005 Chairman Plan.

An unrestricted stock award in November 2005 granted 138,890 shares of Concentra Holding common stock under the 2005 Chairman Plan. These shares were fully vested as of the date of the award. At December 31, 2005, the amount of options, restricted stock awards, or unrestricted stock awards that remained available for grant under the 2005 Chairman Plan was not significant.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(d) Summary of Options

A summary of the status for all outstanding options at December 31, 2003, 2004, and 2005, and changes during the years then ended is presented in the table below:

	Number of Options	Weighted Average Exercise Price Per Share
Balance, December 31, 2002	4,669,623	$16.74
Granted	645,000	16.50
Exercised	(33,000)	8.06
Canceled	(1,056,837)	19.25

Balance, December 31, 2003	4,224,786	16.14
Granted	1,153,000	14.53
Exercised	(33,530)	12.23
Canceled	(645,838)	15.41

Balance, December 31, 2004	4,698,418	13.49
Granted	2,688,872	17.46
Exercised	(15,875)	10.03
Canceled	(536,323)	14.10

Balance, December 31, 2005	6,835,092	$15.01

Using the Black-Scholes option valuation model, the weighted average fair market value of options granted in 2005, 2004, and 2003 were $3.85, $3.40, and $3.67, respectively. There were 4,349,942, 2,416,404, and 1,762,580 exercisable options outstanding with a weighted average exercise price of $14.97, $12.90, and $14.72, at December 31, 2005, 2004, and 2003, respectively. A further breakdown of the outstanding options at December 31, 2005 is as follows:

Range of Exercise Prices	Number of Options	Weighted Average Price	Weighted Average Contractual Life (Years)	Number of Exercisable Options	Weighted Average Price of Exercisable Options
$3.60–$6.86	362,746	$6.82	2.8	362,746	$6.82
$13.80–$15.30	3,958,807	13.81	6.5	2,209,328	13.81
$18.00-$19.36	2,513,539	18.09	3.4	1,777,868	18.08

	6,835,092	$15.01	5.1	4,349,942	$14.97

(e) SFAS 123, Accounting for Stock-Based Compensation, Disclosures

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	2005	2004	2003
Net income (loss)
As reported	$53,801	$(9,975)	$43,289
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(4,490)	(1,355)	(2,375)

Supplemental pro forma	$49,311	$(11,330)	$40,914

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	2005	2004	2003
Risk-free interest rates	4.3%	3.5%	2.7%
Expected volatility	36.9%	16.8%	17.3%
Expected dividend yield	—	—	—
Expected weighted average life of options in years	2.3	5.0	4.9

17. Dividend and Other Equity Transactions

Concentra Holding’s board of directors declared in May 2004 a $2.70 per share dividend payable in June 2004 to common stockholders of record as of May 2004. This cash dividend totaled $96.0 million. The board of directors also declared a $2.70 per share dividend to holders of its deferred share units of record as of May 2004. This deferred dividend totaled $1.3 million and will be paid on a deferred basis when the deferred share units are issued to each holder upon consummation of proposed financing transactions. Total deferred share units of 586,730 at December 31, 2005 consisted of 425,000 deferred shares issued in connection with the acquisition of National Healthcare Resources, Inc. in November 2001, 28,483 deferred shares issued in December 2003 to certain employees and officers of the Company in exchange for canceled options and 133,247 deferred shares issued in October 2004 in exchange for the same number of shares of canceled restricted common stock.

In connection with the foregoing dividend declaration by Concentra Holding, the Company’s board of directors correspondingly approved in May 2004 a $97.3 million dividend to Concentra Holding, $96.0 million of which was paid to Concentra Holding’s stockholders in May 2004 and $1.3 million of which will be paid on a deferred basis to the holders of Concentra Holding’s deferred share units. The Company recorded this dividend as an adjustment to paid-in capital, since the Company had a retained deficit.

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

Concentra Holding’s board of directors granted, effective June 2004, an additional 0.23 restricted share for each outstanding restricted share, totaling 124,597 shares of restricted common stock. The Company did not record any additional compensation expense since the intrinsic value of the award did not change.

Additionally, as prescribed by the warrant agreements, Concentra Holding’s board of directors increased the number of outstanding warrants by 0.23 warrant for each outstanding warrant, which was a total increase of 553,674 warrants. Because the fair value of the outstanding warrants remained consistent before and after the dividend transaction, the Company did not recognize an expense for this warrant increase. Concentra Holding had 2,919,968 warrants outstanding at December 31, 2005. These warrants are exercisable to purchase shares of Concentra

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Holding’s common stock for $0.01 per share. For a further description of the related financing transactions, see “Note 10. Revolving Credit Facility and Long-Term Debt.”

18. Segment Information

Operating segments represent components of the Company’s business that are evaluated regularly by key management in assessing performance and resource allocation. The Company’s comprehensive services are organized into the following segments: Health Services, Network Services, and Care Management Services.

Health Services provides specialized injury and occupational healthcare services to employers through its centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment, and management of work-related injuries and illnesses. Health Services also provides non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations, and other related programs. To meet the requirements of large employers whose workforce extends beyond the geographic coverage available to the Company’s centers, this segment has also developed a network of select occupational healthcare providers who use the Company’s proprietary technology to benchmark treatment methodologies and outcomes achieved. Health Services, and the joint ventures Health Services controls, own all the operating assets of the occupational healthcare centers, including leasehold interests and medical equipment.

The Network Services segment reflects those businesses that involve the review and repricing of provider bills. For these services, the Company is primarily compensated based on the degree to which the Company achieves savings for its clients, as well as on a fee-per-bill or claims basis. This segment includes specialized preferred provider organizations, provider bill repricing and review, out-of-network bill review, and first report of injury services.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s statements of operations on a segment basis were as follows (in thousands):

	2005	2004	2003
Revenue:
Health Services	$667,053	$576,880	$511,387
Network Services	286,018	281,374	260,159
Care Management Services	201,998	237,595	270,323

	1,155,069	1,095,849	1,041,869
Gross profit:
Health Services	116,904	102,537	89,724
Network Services	120,288	117,574	112,809
Care Management Services	28,165	29,090	30,275

	265,357	249,201	232,808
Operating income (loss):
Health Services	81,552	69,025	60,197
Network Services	72,376	78,132	71,708
Care Management Services	13,861	(38,576)	1,973
Corporate general and administrative expenses	(40,203)	(34,559)	(27,952)
Unusual gains	—	96	—

	127,586	74,118	105,926
Interest expense, net	57,709	55,606	56,322
Gain on change in fair value of economic hedges	(87)	—	(9,869)
Loss on early retirement of debt	6,029	14,105	7,837
Other, net	3,264	3,047	2,825

Income before income taxes	60,671	1,360	48,811
Provision for income taxes	6,061	10,627	5,971

Income (loss) from continuing operations	54,610	(9,267)	42,840
(Gain) loss from discontinued operations	809	708	(449)

Net income (loss)	$53,801	$(9,975)	$43,289

The Company’s segment depreciation and amortization, capital expenditures, and identifiable assets were as follows (in thousands):

	2005	2004	2003
Depreciation and amortization:
Health Services	$19,173	$19,387	$19,052
Network Services	14,188	13,454	17,685
Care Management Services	4,404	8,119	11,392
Corporate	2,144	2,073	1,680

	$39,909	$43,033	$49,809

Capital expenditures:
Health Services	$30,790	$12,151	$9,091
Network Services (1)	8,032	—	—
Care Management Services (1)	5,169	—	—
Network Services and Care Management Services (1)	—	12,007	19,455
Corporate	5,769	3,892	2,453

	$49,760	$28,050	$30,999

Identifiable assets:
Health Services	$572,818	$485,715	$466,705
Network Services and Care Management Services (1)	468,630	312,944	370,172
Corporate	61,917	54,681	50,654

	$1,103,365	$853,340	$887,531

(1)	Identifiable assets are not separately reported within the Network Services and Care Management Services groups. In addition, capital expenditures were not separately reported for Care Management Services and Network Services prior to 2005.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Management utilizes multiple indicators and views to measure segment performance and to allocate resources to the segments. The primary indicators are pretax income along with cash flows and overall economic returns. The Company is managed among multiple product lines within each segment.

19. Related Party Transactions

W. Tom Fogarty, M.D., an officer of Concentra Holding and Concentra Operating, is the President, a director, and a stockholder of Occupational Health Centers of the Southwest, P.A. (“OHCSW”), and a stockholder, officer, and/or director of several other of the Professional Groups. A subsidiary of the Company has entered into a 40-year management agreement with each of the Professional Groups. These management agreements have expiration dates from 2041 through 2045. OHCSW paid approximately $217.7 million, $217.9 million, and $217.6 million in management fees to a subsidiary of Concentra Operating in the years ended December 31, 2005, 2004, and 2003, respectively, under its management agreement with that subsidiary. These management fees eliminate in consolidation. Dr. Fogarty receives no remuneration from any of the Professional Groups for serving as an officer or director.

The Company derives revenue in the normal course of business from other companies owned or controlled by or affiliated with related parties. Health Services revenue from related parties totaled $0.2 million, $0.2 million, and $0.6 million during 2005, 2004, and 2003, respectively. Care Management Services revenue from related parties totaled $0.3 million in 2005, $0.3 million in 2004, and $0.4 million in 2003.

The Company also purchases services in the normal course of business from other companies owned or controlled by or affiliated with related parties. These services include local phone service in certain geographic regions, information technology consulting, claims editing services, administration of open enrollment for employee benefits, and third-party laboratory services. The Company made payments to related parties for these services totaling $0.5 million, $0.7 million, and $0.6 million during 2005, 2004, and 2003, respectively.

In the normal course of business, the Company, its subsidiaries, affiliates, and Concentra Holding engage in certain intercompany transactions that reflect the obligations of the various business units. The transactions between the Company, its subsidiaries, affiliates, and Concentra Holding have been eliminated in the consolidated financial statements, except as described in “Note 12. Income Taxes” and “Note 17. Dividend and Other Equity Transactions.”

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20. Selected Quarterly Operating Results (Unaudited)

The following table sets forth certain unaudited quarterly results of operations for the years ended December 31, 2005, and 2004. In management’s opinion, this unaudited information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the financial statements and notes thereto included elsewhere in this document. The operating results for any quarter are not necessarily indicative of results for any subsequent quarter. Certain amounts in the table below have been adjusted to conform to the current presentation, which is different than previously reported on Form 10-Q (see “Note 2. Summary of Significant Accounting Policies, (q) Reclassifications.”) Amounts are stated in thousands.

	Quarters Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenue	$274,929	$286,914	$289,830	$303,396
Cost of services	212,149	219,698	221,146	236,719

Gross profit	62,780	67,216	68,684	66,677
General and administrative expenses	31,322	30,725	29,670	44,056
Amortization of intangibles	583	582	583	1,676
Gain on sale of assets	—	(1,426)	—	—

Operating income	30,875	37,335	38,431	20,945
Interest expense, net	13,945	13,170	14,166	16,428
(Gain) loss on change in fair value of economic hedges	—	793	(662)	(218)
Loss on early retirement of debt	—	—	—	6,029
Other, net	882	615	1,105	662
Provision (benefit) for income taxes	6,860	(878)	2,508	(2,429)

Income from continuing operations	9,188	23,635	21,314	473
Loss from discontinued operations	5	7	536	261

Net income	$9,183	$23,628	$20,778	$212

	Quarters Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenue	$270,153	$281,450	$283,224	$261,022
Cost of services	208,450	213,023	215,987	209,188

Gross profit	61,703	68,427	67,237	51,834
General and administrative expenses	32,038	33,938	32,930	31,357
Amortization of intangibles	850	873	818	693
Loss on impairment of goodwill and long-lived assets	—	—	41,682	—
Unusual gains	—	—	—	(96)

Operating income (loss)	28,815	33,616	(8,193)	19,880
Interest expense, net	13,919	14,060	14,391	13,236
Loss on early retirement of debt	—	11,815	2,290	—
Other, net	814	969	932	332
Provision (benefit) for income taxes	5,915	3,154	(148)	1,706

Income (loss) from continuing operations	8,167	3,618	(25,658)	4,606
(Gain) loss from discontinued operations	(6)	28	637	49

Net income (loss)	$8,173	$3,590	$(26,295)	$4,557

21. Condensed Consolidating Financial Information

As discussed in “Note 10. Revolving Credit Facility and Long-Term Debt,” the 9 1/8% senior subordinated notes, 9 1/2% senior subordinated notes, and the Credit Facility are guaranteed and the Previous Credit Facility was guaranteed by each and every current wholly-owned subsidiary, except for our wholly-owned captive insurance subsidiary. Additionally, the Credit Facility is secured and the Previous Credit Facility was secured by a pledge of stock and assets of each and every wholly-owned subsidiary. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9 1/8% senior subordinated notes or the 9 1/2% senior subordinated notes. Presented below are condensed consolidating balance sheets at December 31, 2005 and 2004, the condensed consolidating statements of operations for the years ended December 31, 2005, 2004, and 2003, and the condensed consolidating statements of cash flows for the years ended December 31, 2005, 2004, and 2003 of Concentra

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries), and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

Investments in subsidiaries are accounted for using the equity method of accounting. The financial information for the Guarantor and Non-Guarantor subsidiaries are each presented on a combined basis. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. Intercompany management fees of $4.8 million, $5.0 million, and $4.4 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the years ended December 31, 2005, 2004, and 2003, respectively. These amounts are reflected as a reduction of general and administrative expenses for the Guarantor Subsidiaries. Separate financial statements for the Guarantor and Non-Guarantor Subsidiaries are not presented because management believes such financial statements would not be meaningful to investors. All information in the tables below is presented in thousands.

Condensed Consolidating Balance Sheets:

	At December 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$56,511	$8,546	$—	$65,057
Restricted cash and short-term investments	—	—	4,723	—	4,723
Accounts receivable, net	—	152,225	19,132	—	171,357
Prepaid expenses and other current assets	678	42,046	1,049	—	43,773

Total current assets	678	250,782	33,450	—	284,910

Investment in subsidiaries	1,087,109	38,857	—	(1,125,966)	—
Property and equipment, net	—	119,062	5,494	—	124,556
Goodwill and other intangible assets, net	—	640,347	23,743	—	664,090
Other assets	40,099	(13,015)	2,725	—	29,809

Total assets	$1,127,886	$1,036,033	$65,412	$(1,125,966)	$1,103,365

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	19,302	772	—	—	20,074
Accounts payable and accrued expenses	16,859	137,370	9,545	—	163,774

Total current liabilities	36,161	138,142	9,545	—	183,848

Long-term debt, net	840,313	443	—	—	840,756
Deferred income taxes and other liabilities	(87)	52,819	271	19,596	72,599
Intercompany	245,337	(242,480)	(2,857)	—	—

Total liabilities	1,121,724	(51,076)	6,959	19,596	1,097,203

Stockholder’s equity (deficit)	6,162	1,087,109	58,453	(1,145,562)	6,162

Total liabilities and stockholder’s equity	$1,127,886	$1,036,033	$65,412	$(1,125,966)	$1,103,365

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	At December 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$53,468	$7,851	$—	$61,319
Restricted cash and short-term investments	—	—	1,250	—	1,250
Accounts receivable, net	—	159,995	15,299	—	175,294
Prepaid expenses and other current assets	88	30,957	966	—	32,011

Total current assets	88	244,420	25,366	—	269,874

Investment in subsidiaries	822,521	33,055	—	(855,576)	—
Property and equipment, net	—	96,387	6,671	—	103,058
Goodwill and other intangible assets, net	—	424,429	25,269	—	449,698
Other assets	34,363	(1,884)	(1,769)	—	30,710

Total assets	$856,972	$796,407	$55,537	$(855,576)	$853,340

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	34,070	22	—	—	34,092
Accounts payable and accrued expenses	10,832	106,071	6,484	—	123,387

Total current liabilities	44,902	106,093	6,484	—	157,479

Long-term debt, net	700,034	78	—	—	700,112
Deferred income taxes and other liabilities	—	40,217	—	18,398	58,615
Intercompany	174,902	(172,502)	(2,400)	—	—

Total liabilities	919,838	(26,114)	4,084	18,398	916,206

Stockholder’s equity (deficit)	(62,866)	822,521	51,453	(873,974)	(62,866)

Total liabilities and stockholder’s equity	$856,972	$796,407	$55,537	$(855,576)	$853,340

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Operations:

	Year Ended December 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$1,068,394	$101,999	$(15,324)	$1,155,069
Total cost of services	—	829,612	75,424	(15,324)	889,712

Total gross profit	—	238,782	26,575	—	265,357

General and administrative expenses	4,162	121,997	9,614	—	135,773
Amortization of intangibles	—	3,424	—	—	3,424
Gain on sale of assets	—	(1,426)	—	—	(1,426)

Operating income (loss)	(4,162)	114,787	16,961	—	127,586

Interest expense, net	59,404	(1,507)	(188)	—	57,709
Gain on change in fair value of economic hedges	(87)	—	—	—	(87)
Loss on early retirement of debt	6,029	—	—	—	6,029
Other, net	—	3,264	—	—	3,264

Income (loss) before income taxes	(69,508)	113,030	17,149	—	60,671
Provision (benefit) for income taxes	(24,328)	30,389	—	—	6,061

Income (loss) before equity earnings	(45,180)	82,641	17,149	—	54,610
Equity earnings in subsidiaries	(98,981)	—	—	98,981	—

Income (loss) from continuing operations	53,801	82,641	17,149	(98,981)	54,610
Loss from discontinued operations	—	809	—	—	809

Net income (loss)	$53,801	$81,832	$17,149	$(98,981)	$53,801

	Year Ended December 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$1,010,136	$95,461	$(9,748)	$1,095,849
Total cost of services	—	779,715	76,681	(9,748)	846,648

Total gross profit	—	230,421	18,780	—	249,201

General and administrative expenses	878	122,506	6,879	—	130,263
Amortization of intangibles	—	3,234	—	—	3,234
Loss on impairment of goodwill and long-lived assets	—	41,682	—	—	41,682
Unusual gain	—	(96)	—	—	(96)

Operating income (loss)	(878)	63,095	11,901	—	74,118

Interest expense, net	56,016	(351)	(59)	—	55,606
Loss on early retirement of debt	14,105	—	—	—	14,105
Other, net	14	3,033	—	—	3,047

Income (loss) before income taxes	(71,013)	60,413	11,960	—	1,360
Provision (benefit) for income taxes	(24,855)	35,482	—	—	10,627

Income (loss) before equity earnings	(46,158)	24,931	11,960	—	(9,267)
Equity earnings in subsidiaries	(36,183)	—	—	36,183	—

Income (loss) from continuing operations	(9,975)	24,931	11,960	(36,183)	(9,267)
Loss from discontinued operations	—	708	—	—	708

Net income (loss)	$(9,975)	$24,223	$11,960	$(36,183)	$(9,975)

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$965,617	$84,923	$(8,671)	$1,041,869
Total cost of services	—	749,047	68,685	(8,671)	809,061

Total gross profit	—	216,570	16,238	—	232,808

General and administrative expenses	430	116,547	5,972	—	122,949
Amortization of intangibles	—	3,927	6	—	3,933

Operating income (loss)	(430)	96,096	10,260	—	105,926

Interest expense, net	56,149	190	(17)	—	56,322
Gain on change in fair value of hedging arrangements	(9,869)	—	—	—	(9,869)
Loss on early retirement of debt	7,837	—	—	—	7,837
Other, net	—	2,825	—	—	2,825

Income (loss) before income taxes	(54,547)	93,081	10,277	—	48,811
Provision (benefit) for income taxes	(19,091)	25,062	—	—	5,971

Income (loss) before equity earnings	(35,456)	68,019	10,277	—	42,840
Equity earnings in subsidiaries	(78,745)	—	—	78,745	—

Income (loss) from continuing operations	43,289	68,019	10,277	(78,745)	42,840
Loss from discontinued operations	—	(449)	—	—	(449)

Net income (loss)	$43,289	$68,468	$10,277	$(78,745)	$43,289

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows:

	Year Ended December 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(36,461)	$164,535	$13,725	$—	$141,799

Investing Activities:
Acquisitions, net of cash acquired	—	(209,779)	(11,047)	—	(220,826)
Purchases of property, equipment, and other assets	—	(48,243)	(900)	—	(49,143)
Proceeds from the sale of assets	—	1,699	—	—	1,699

Net cash used in investing activities	—	(256,323)	(11,947)	—	(268,270)

Financing Activities:
Borrowings (payments) under revolving credit facilities, net	—	—	—	—	—
Proceeds from the issuance of debt	525,000	—	—	—	525,000
Repayments of debt	(399,468)	(597)	—	—	(400,065)
Payment of deferred financing costs	(4,063)	—	—	—	(4,063)
Distributions to minority interests	—	(823)	—	—	(823)
Contribution from issuance of common stock by parent	10,160	—	—	—	10,160
Intercompany, net	(95,168)	88,279	6,889	—	—
Receipt (payment) of equity distributions	—	7,972	(7,972)	—	—

Net cash provided by (used in) financing activities	36,461	94,831	(1,083)	—	130,209

Net Increase in Cash and Cash Equivalents	—	3,043	695	—	3,738
Cash and Cash Equivalents, beginning of year	—	53,468	7,851	—	61,319

Cash and Cash Equivalents, end of year	$—	$56,511	$8,546	$—	$65,057

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(22,464)	$108,595	$12,742	$—	$98,873

Investing Activities:
Acquisitions, net of cash acquired	—	(6,271)	(523)	—	(6,794)
Purchases of property, equipment and other assets	—	(26,907)	(990)	—	(27,897)
Increase in restricted cash	—	—	(1,250)	—	(1,250)

Net cash used in investing activities	—	(33,178)	(2,763)	—	(35,941)

Financing Activities:
Borrowings (payments) under revolving credit facilities, net	—	—	—	—	—
Proceeds from the issuance of debt	222,850	—	—	—	222,850
Repayments of debt	(146,357)	(1,569)	—	—	(147,926)
Dividend to parent	(96,028)	—	—	—	(96,028)
Payment of early debt retirement costs	(11,600)	—	—	—	(11,600)
Payment of deferred financing costs	(8,495)	—	—	—	(8,495)
Distributions to minority interests	—	(3,445)	—	—	(3,445)
Contribution from issuance of common stock by parent	410	—	—	—	410
Intercompany, net	62,934	(63,319)	385	—	—
Receipt (payment) of equity distributions	(1,250)	10,930	(9,680)	—	—

Net cash provided by (used in) financing activities	22,464	(57,403)	(9,295)	—	(44,234)

Net Increase in Cash and Cash Equivalents	—	18,014	684	—	18,698
Cash and Cash Equivalents, beginning of year	—	35,454	7,167	—	42,621

Cash and Cash Equivalents, end of year	$—	$53,468	$7,851	$—	$61,319

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(33,206)	$134,808	$11,986	$—	$113,588

Investing Activities:
Acquisitions, net of cash acquired	—	(6,237)	—	—	(6,237)
Purchases of property, equipment and other assets	—	(29,425)	(223)	—	(29,648)

Net cash used in investing activities	—	(35,662)	(223)	—	(35,885)

Financing Activities:
Borrowings (payments) under the revolving credit facilities, net	—	—	—	—	—
Proceeds from the issuance of debt	517,718	1,500	—	—	519,218
Repayments of debt	(338,647)	(1,838)	—	—	(340,485)
Payment of deferred financing costs	(13,152)	—	—	—	(13,152)
Distributions to minority interests	—	(2,316)	—	—	(2,316)
Contribution from issuance of common stock by parent	266	—	—	—	266
Contributions to parent	(193,912)	—	—	—	(193,912)
Payment to terminate hedging arrangements	(23,603)	—	—	—	(23,603)
Other	(100)	—	—	—	(100)
Intercompany, net	84,636	(82,764)	(1,872)	—	—
Receipt (payment) of equity distributions	—	8,666	(8,666)	—	—

Net cash provided by (used in) financing activities	33,206	(76,752)	(10,538)	—	(54,084)

Net Increase in Cash and Cash Equivalents	—	22,394	1,225	—	23,619
Cash and Cash Equivalents, beginning of year	—	13,060	5,942	—	19,002

Cash and Cash Equivalents, end of year	$—	$35,454	$7,167	$—	$42,621

INDEX TO EXHIBITS

INCORPORATION BY REFERENCE

Exhibit Number	Description
2.1

—Agreement and Plan of Reorganization dated as of August 29, 1997, by and among CRA Managed Care, Inc., OccuSystems, Inc., and Concentra Holding, formerly known as Concentra Managed Care, Inc. (incorporated by reference to Exhibit 2.1 to Concentra Holding’s Annual Report on Form 10-K for the year ended December 31, 1997).

2.2

—Agreement and Plan of Merger dated as of February 24, 1998, by and among Concentra Holding and Preferred Payment Systems, Inc. (incorporated by reference to Exhibit 2.2 to Concentra Holding’s Annual Report on Form 10-K for the year ended December 31, 1997).

2.3

—Agreement and Plan of Merger dated as of March 2, 1999, by and between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding’s Current Report on Form 8-K filed on March 3,1999).

2.4

—Amended and Restated Agreement and Plan of Merger dated as of March 24, 1999, by and between Yankee Acquisition Corp. and Concentra Holding (incorporated by reference to Exhibit 2.1 to Concentra Holding’s Current Report on Form 8-K filed on July 14, 1999).

2.5

—Agreement and Plan of Merger dated as of November 2, 2001, by and among Concentra Holding, NHR Acquisition Company, Inc., and National Healthcare Resources, Inc. (incorporated by reference to Exhibit 2.5 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

2.6

—Agreement and Plan of Merger dated as of August 2, 2005, by and among Concentra Operating, Island Acquisition Corp., and Beech Street Corporation (incorporated by reference to Exhibit 10.22 to Concentra Operating’s Current Report on Form 8-K filed on August 4, 2005).

2.7

—Agreement and Plan of Merger dated as of August 8, 2005, by and among Concentra Operating, Brady Acquisition Corp., and Occupational Health + Rehabilitation Inc. (incorporated by reference to Exhibit 10.23 to Concentra Operating’s Current Report on Form 8-K filed on August 8, 2005).

2.8

—Amendment No. 1 to Agreement and Plan of Merger dated as of September 30, 2005, by and among Concentra Operating, Island Acquisition Corp., and Beech Street Corporation (incorporated by reference to Exhibit 10.24 to Concentra Operating’s Current Report on Form 8-K filed on October 4, 2005).

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

4.3

—Indenture dated as of June 8, 2004, by and among Concentra Operating, The Bank of New York as Trustee, and the guarantors named therein relating to Concentra Operating’s 9 1/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.7 to Concentra Operating’s Registration Statement on Form S-4, initially filed on June 8, 2004).

Exhibit Number	Description

4.4

—Warrant Agreement dated as of August 17, 1999, by and among Concentra Holding and the several persons named on Schedule I thereto (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

4.5

—Amendment No. 1 to Warrant Agreement dated as of November 1, 2001, by and among Concentra Holding and the several warrant holders that are signatories thereto (incorporated by reference to Exhibit 4.6 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.6	—Form of Warrant to acquire Concentra Holding common stock (included as an exhibit to Exhibit 4.3).

4.7

—Registration Rights Agreement dated as of November 17, 2003 by and among Concentra Operating, each of the subsidiary guarantors listed on the signature pages thereto, Credit Suisse First Boston LLC and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.11 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003).

4.8

—Warrant Agreement dated as of November 1, 2001, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.11 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.9	—Form of Warrant to acquire Concentra Holding common stock (included as an exhibit to Exhibit 4.7).

4.10

—Registration Rights Agreement dated as of August 17, 1999 by and among Concentra Holding and the persons named in Schedules I and II thereto (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

4.11

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

4.15

—Amendment No. 5 to Registration Rights Agreement dated as of November 28, 2005, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.2 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005).

4.16

—Stockholders Agreement dated as of August 17, 1999, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

4.17

—Amendment No. 1 to Stockholders Agreement dated as of November 1, 2001, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.26 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.18

—Amendment No. 2 to Stockholders Agreement dated as of November 20, 2002, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.30 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit Number	Description
4.19

—Amendment No. 3 to Stockholders Agreement dated as of December 1, 2002, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 10.31 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.20

—Amendment No. 4 to Stockholders Agreement dated as of November 28, 2005, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Exhibit 4.1 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005).

4.21

—Stockholders Agreement dated as of November 20, 2001, by and among Concentra Holding, Welsh, Carson, Anderson & Stowe VIII, L.P., certain holders of common stock and warrants to purchase common stock of Concentra Holding, certain stockholders of National Healthcare Resources, Inc., and Ferrer Freeman and Company, LLC, formerly known as Ferrer, Freeman, Thompson & Co., LLC (incorporated by reference to Exhibit 10.27 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.1

—Securities Purchase Agreement dated November 1, 2001, by and among Concentra Holding and the several purchasers named on Schedule I thereto, relating to the issuance and sale of 2,266,546 shares of Concentra Holding common stock and warrants to purchase 771,277 shares of Concentra Holding common stock (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.2

—Credit Agreement dated as of August 13, 2003, by and among Concentra Holding, Concentra Operating, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Registration Statement on Form S-4, initially filed on August 28, 2003).

10.3

—Amendment to Credit Agreement dated as of November 17, 2003, by and among Concentra Holding, Concentra Operating, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003).

10.4

—Second Amendment to Credit Agreement dated as of June 8, 2004, by and among Concentra Holding, Concentra Operating, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.4 to Concentra Operating’s Registration Statement on Form S-4, initially filed on June 28, 2004).

10.5

—Third Amendment to Credit Agreement dated as of August 23, 2004, by and among Concentra Holding, Concentra Operating, the several lenders from time to time parties thereto, J.P. Morgan Securities Inc., as Sole Advisor, Sole Lead Arranger and Sole Bookrunner, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on August 24, 2004).

10.6

—Fourth Amendment to Credit Agreement dated as of July 29, 2005, by and among Concentra Holding, Concentra Operating, the several lenders from time to time parties thereto, J.P. Morgan Securities Inc., as Sole Advisor, Sole Lead Arranger and Sole Bookrunner, JPMorgan Chase Bank, as Administrative Agent, Deutsche Banc Alex Brown, as Documentation Agent, and Credit Suisse First Boston and Citicorp North America, Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.21 to Concentra Operating’s Current Report on Form 8-K filed on August 4, 2005).

Exhibit Number	Description
10.7

—Credit Agreement dated as of September 20, 2005, by and among Concentra Holding, Concentra Operating, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, NA, as Administrative Agent, General Electric Capital Corporation, as Documentation Agent, and Citicorp North America, Inc. and Credit Suisse First Boston, as Co-Syndication Agents (incorporated by reference to Exhibit 10.25 to Concentra Operating’s Current Report on Form 8-K filed on October 4, 2005).

10.8

—Bridge Loan Agreement dated as of June 25, 2002 by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.9

—Amendment No. 1 to Bridge Loan Agreement dated as of October 23, 2002, by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 4.20 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10

—Amendment No. 2 to Bridge Loan Agreement dated as of November 14, 2002, by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 4.21 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003).

10.11

—Amendment No. 3 to Bridge Loan Agreement dated as of May 10, 2004, by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on May 12, 2004).

10.12

—Amendment No. 4 to Bridge Loan Agreement dated as of September 30, 2005, by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.26 to Concentra Operating’s Current Report on Form 8-K filed on October 4, 2005).

10.13

—Waiver to Bridge Loan Agreement dated as of February 10, 2006, by and among Concentra Holding, the Lenders that are party thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.25 to Concentra Operating’s Current Report on Form 8-K filed on February 14, 2006).

10.14

—Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.15

—Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan, as amended through June 20, 2002 (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002). (1)

10.16

—Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan, as amended through September 24, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002). (1)

10.17	—Concentra Holding 2005 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Concentra Operating’s Current Report on Form 8-K filed on July 25, 2005). (1)

10.18

—Concentra Holding 2005 Stock Option Plan and Restricted Stock Purchase Plan for Non-Executive Chairman (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.19

—Concentra Holding Ten Year Option Award Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.20

—Concentra Holding Six Month Option Award Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.4 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

Exhibit Number	Description
10.21

—Concentra Holding Restricted Stock Award Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.5 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.22

—Concentra Holding Unrestricted Stock Award Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.6 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.23

—Securities Purchase Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.7 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.24

—Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Appendix G to the Joint Proxy Statement/Prospectus forming a part of Concentra Holding’s Registration Statement on Form S-4 filed on July 31, 1997). (1)

10.25	—Concentra Holding Board of Directors Compensation Plan (incorporated by reference to Exhibit 10.24 to Concentra Operating’s Current Report on Form 8-K filed on December 16, 2005). (1)

10.26	—Concentra Holding’s 2006 Senior Management Incentive Bonus Program. (1) (2)

10.27

—Employment Agreement dated as of August 17, 1999, between Concentra Holding and James M. Greenwood (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.28

—Employment Agreement dated as of August 17, 1999, between Concentra Holding and Richard A. Parr II (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.29

—Employment Agreement dated as of August 17, 1999, between Concentra Holding and Daniel J. Thomas (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.30

—Employment Agreement dated as of August 17, 1999, between Concentra Holding and Thomas E. Kiraly (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.31

—Chairman’s Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.32

—Indemnification Agreement dated as of June 26, 2003 between Concentra Holding and Daniel J. Thomas (identical agreements were executed as of June 26, 2003 between Concentra Holding and each of the following: John K. Carlyle, Carlos A. Ferrer, James M. Greenwood, Thomas E. Kiraly, D. Scott Mackesy, Steven E. Nelson, Richard A. Parr, Paul B. Queally and Richard J. Sabolik) (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003). (1)

10.33

—Indemnification Agreement dated as of December 15, 2003 between Concentra Holding and David A. George (incorporated by reference to Exhibit 10.15 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2003). (1)

10.34	—Indemnification Agreement dated as of November 28, 2005 between Concentra Holding and Norman C. Payson, M.D. (1) (2)

10.35	—Indemnification Agreement dated as of December 15, 2005 between Concentra Holding and William H. Wilcox. (1) (2)

10.36

—Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between CHS and Occupational Health Centers of New Jersey, P.A., a New Jersey professional association (incorporated by reference to Exhibit 10.8 to OccuSystems’ Registration Statement on Form S-1 filed on March 28, 1996).

Exhibit Number	Description
10.37

—Amended and Restated Occupational Medicine Center Management and Consulting Agreement dated as of July 30, 2003 between Concentra Health Services, Inc. and Occupational Health Centers of the Southwest, P.A. (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.38

—Asset Purchase Agreement among Concentra Holding, Concentra Operating and Em3 Corporation dated as of December 1, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on December 13, 2002).

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