Form 10-Q
period 2006-03-31
CONCENTRA OPERATING CORP
filed 2006-05-12
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation. As of May 1, 2006, there were 36,340,830 shares outstanding of Concentra Inc. common stock, none of which were publicly traded. Currently there is no established trading market for these shares.

CONCENTRA OPERATING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONCENTRA OPERATING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$45,859	$65,057
Restricted cash and short-term investments	4,961	4,723
Accounts receivable, net	183,051	171,357
Prepaid expenses and other current assets	47,085	43,773

Total current assets	280,956	284,910

Property and equipment, net	129,205	124,556
Goodwill and other intangible assets, net	663,871	664,090
Other assets	32,114	29,809

Total assets	$1,106,146	$1,103,365

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Revolving credit facility	$—	$—
Current portion of long-term debt	20,310	20,074
Accounts payable and accrued expenses	154,488	163,774

Total current liabilities	174,798	183,848

Long-term debt, net	838,793	840,756
Deferred income taxes and other liabilities	77,980	72,599

Total liabilities	1,091,571	1,097,203

Stockholder’s equity:
Common stock	—	—
Paid-in capital	60,696	58,117
Accumulated deficit	(46,121)	(51,955)

Total stockholder’s equity	14,575	6,162

Total liabilities and stockholder’s equity	$1,106,146	$1,103,365

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2006	2005
Revenue:
Health Services	$180,995	$154,592
Network Services	84,057	67,859
Care Management Services	50,207	52,478

Total revenue	315,259	274,929

Cost of services:
Health Services	151,574	128,183
Network Services	47,573	40,445
Care Management Services	44,526	43,521

Total cost of services	243,673	212,149

Total gross profit	71,586	62,780

General and administrative expenses	43,210	31,322
Amortization of intangibles	1,354	583

Operating income	27,022	30,875

Interest expense, net	16,626	13,945
Gain on change in fair value of economic hedges	(265)	—
Other, net	1,163	882

Income before income taxes	9,498	16,048
Provision for income taxes	3,816	6,860

Income from continuing operations	5,682	9,188
(Gain) loss from discontinued operations	(152)	5

Net income	$5,834	$9,183

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2006	2005
Operating Activities:
Net income	$5,834	$9,183
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	9,636	8,756
Amortization of intangibles	1,354	583
Restricted stock amortization and equity-based compensation	2,105	364
Gain on change in fair value of economic hedges	(265)	—
Deferred income taxes	3,375	5,649
Write-off of fixed assets	3	378
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(11,693)	(3,680)
Prepaid expenses and other assets	(6,061)	(3,644)
Accounts payable and accrued expenses	(5,976)	4,160

Net cash provided by (used in) operating activities	(1,688)	21,749

Investing Activities:
Purchases of property, equipment, and other assets	(10,769)	(12,772)
Acquisitions, net of cash acquired	(2,679)	(5,510)
Increase in restricted short-term investments	—	(210)
Proceeds from the sale of assets	—	85

Net cash used in investing activities	(13,448)	(18,407)

Financing Activities:
Borrowings (payments) under revolving credit facilities, net	—	—
Repayments of debt	(3,042)	(1,176)
Distributions to minority interests	(1,113)	(279)
Payment of deferred financing costs	(46)	(28)
Contribution from issuance of common stock by parent	112	21
Tax benefit associated with stock options exercised	27	—

Net cash used in financing activities	(4,062)	(1,462)

Net Increase (Decrease) in Cash and Cash Equivalents	(19,198)	1,880
Cash and Cash Equivalents, beginning of period	65,057	61,319

Cash and Cash Equivalents, end of period	$45,859	$63,199

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$24,954	$13,483
Income taxes paid, net	$746	$1,344
Liabilities and debt assumed in acquisitions	$512	$361

Noncash Investing and Financing Activities:
Capital lease obligations	$1,320	$617
Purchases of restricted short-term investments	$1,229	$—
Maturity of restricted short-term investments	$(1,213)	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying unaudited consolidated financial statements have been prepared by Concentra Operating Corporation (the “Company” or “Concentra Operating”) pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Results for interim periods should not be considered indicative of results for a full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements and, accordingly, should be read in conjunction with the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes for the year ended December 31, 2005, included in the Company’s 2005 Form 10-K, where certain terms have been defined. Earnings per share has not been reported for all periods presented, as Concentra Operating is a wholly-owned subsidiary of Concentra Inc. (“Concentra Holding”) and has no publicly held shares.

1. Stock Based Compensation

All information presented below is related to Concentra Holding stock and stock option activity.

(a) Accounting for Stock-Based Compensation

Prior to 2006, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, no stock option expense was reflected in net income because the Company grants stock options with an exercise price equal to the market price of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values and eliminates the intrinsic value-based method prescribed by APB 25.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense is recognized over the applicable vesting periods for all new share-based awards and all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R.

The table below shows the amounts recognized in the financial statements for the three months ended March 31, 2006 for share-based compensation. Prior to the adoption of SFAS 123R, the Company recorded compensation expense for restricted stock awards and not stock options. Therefore, the table below excludes the effect of restricted stock awards. (in thousands)

Three Months Ended March 31, 2006
Cost of services	$207
General and administrative	929

Total cost of share-based compensation included in income, before income tax	$1,136
Amount of income tax recognized in earnings	(460)

Amount charged against income	$676

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

There were no amounts relating to share-based compensation capitalized during the three months ended March 31, 2006.

The following table illustrates the effect on net income had the Company applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”) for the three months ended March 31, 2005 (in thousands):

Three Months Ended March 31, 2005
Net income:
As reported	$9,183
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(406)

Supplemental pro forma	$8,777

(b) Stock Option Plans

The Company had the following two stock option plans under which shares were available for grant at March 31, 2006: the 1999 Stock Option and Restricted Stock Purchase Plan (the “1999 Stock Plan”) and the 2005 Stock Option and Restricted Stock Purchase Plan for Non-Executive Chairman (the “2005 Chairman Plan”).

Under the 1999 Stock Plan, employees, including officers, are eligible to receive grants of either incentive stock options or nonqualified stock options and restricted stock awards. Non-employee directors are eligible to be granted only nonqualified stock options and restricted stock awards. The 1999 Stock Plan provides for automatic awards to non-employee members of Concentra Holding’s board: (1) an initial grant of options to purchase 10,000 shares of Concentra Holding common stock on the next business day following the date of his or her initial election to the board, and (2) an annual grant of options to purchase 4,000 shares of Concentra Holding common stock on the next business day following each annual meeting of stockholders. The exercise price of each director option is 100% of the fair market value of the underlying common stock at the time of grant. Initial options are immediately exercisable. Annual option awards become exercisable ratably on each of the four annual anniversary dates following the date of grant. The exercise period will not exceed ten years from the date of grant; provided that no director option may be exercised more than one year after the optionee ceases to serve as a director of Concentra Holding. Stock options granted to employees generally vest over a four-year period. Prior to vesting, all options are subject to forfeiture upon termination of employment. Depending on the reason for termination of employment, vested options may only be exercised within one month to 90 days of the termination of employment. The exercise period is ten years from the date of grant. The exercise price of incentive and nonqualified stock options granted may not be less than 100% of the fair market value of the shares of common stock, as determined by Concentra Holding’s board of directors or the compensation committee, as the case may be, on the date the option is granted. In addition, the aggregate fair market value of the shares of stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. In addition, no incentive stock option shall be granted to an optionee who owns more than 10% of the total combined voting power for all classes of stock of Concentra Holding, unless the exercise price is at least 110% of the fair market value of the shares of Concentra Holding’s common stock and the exercise period does not exceed five years. Under the 1999 Stock Plan, restricted stock awards generally vest upon the earlier of the achievement of certain operating performance levels, over a period ranging from five to seven years, or the achievement of certain share price levels following an initial public offering. At March 31, 2006, 747,119 options or restricted stock awards remained available for grant under the 1999 Stock Plan.

The 2005 Chairman Plan provides for the grant of options or awards to purchase an aggregate 2,811,000 shares of Concentra Holding common stock, either in the form of nonqualified stock options, restricted stock awards, or unrestricted stock awards to the Chairman. The 2005 Chairman Plan includes provisions for adjustment of the number

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

of shares of common stock available for grant of award thereunder and in the number of shares of common stock underlying outstanding options in the event of any stock splits, stock dividends, or other relevant changes in the capitalization of Concentra Holding. The 2005 Chairman Plan will terminate in November 2015, or by action of Concentra Holding’s board of directors if earlier. The 2005 Chairman Plan provides that in the event of a dissolution or liquidation of Concentra Holding, the board of directors may provide, at its discretion, a cash payment in a specified amount in exchange for the termination of options or that any and all unexercised options or outstanding restricted stock awards become exercisable or realizable in full prior to the consummation of such transaction. Under the 2005 Chairman Plan, stock options granted vest over periods ranging from zero to three years, with expiration dates ranging from six months to ten years from the date of grant. At March 31, 2006, 101 options, restricted stock awards, or unrestricted stock awards remained available for grant under the 2005 Chairman Plan.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. The weighted average expected option term for 2006 reflects the application of the simplified method defined in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The following assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2006 and 2005 using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	—	3.8%
Expected volatility	—	16.5%
Expected dividend yield	—	—
Expected weighted average life of options in years	—	5.0

A summary of the status for all outstanding options at December 31, 2005 and March 31, 2006, and changes during the quarter then ended is presented in the table below:

	Number Of Options	Weighted Average Exercise Per Share	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2005	6,835,092	$15.01
Granted	—	—
Exercised	(10,486)	10.66
Canceled	(120,878)	12.83

Options outstanding at March 31, 2006	6,703,728	$15.06	4.9

Options exercisable at March 31, 2006	4,566,276	$15.04	3.3

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2005 was $3.27. The total intrinsic value for options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) during the three months ended March 31, 2006 and 2005 was $77,000 and $21,000, respectively. As of March 31, 2006, unrecognized compensation expense related to unvested stock options totaled approximately $8.8 million, which will be recognized over a weighted average period of 2.3 years.

Prior to the adoption of SFAS 123R, the Company presented the tax benefit of all tax deductions resulting for the exercise of stock options and restricted stock awards as operating activities in the Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

activity, rather than an operating activity. Excess tax benefits of $27,000 in the first quarter of 2006 were classified as a financing activity and would have been classified as an operating activity if the Company had not adopted SFAS 123R. Cash proceeds received from options exercised for the three months ended March 31, 2006 and 2005 were $112,000 and $21,000.

At December 31, 2005 and March 31, 2006, 837,767 and 804,256 restricted share awards were outstanding, respectively. For the three months ended March 31, 2006, restrictions lapsed on 33,511 restricted share awards, which had a fair value of $0.6 million. There were no restricted share award grants during the first quarter of 2006. The Company recorded amortization of $1.0 million and $0.4 million for the first three months ended March 31, 2006 and 2005, respectively, in connection with the deferred compensation associated with the restricted stock awards. As of March 31, 2006, unrecognized compensation expense related to restricted share awards totaled approximately $8.4 million, which will be recognized over a weighted average period of 2.2 years.

2. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 had no financial impact on the Company’s financial statements.

3. Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets is comprised of the following (in thousands):

	March 31, 2006	December 31, 2005
Amortized intangible assets, gross:
Licensing and royalty agreements	$21,785	$21,785
Customer lists	13,558	13,558
Covenants not to compete	5,029	5,029
Servicing contracts	3,653	3,653
Customer contracts	1,483	1,483

	45,508	45,508

Accumulated amortization of amortized intangible assets:
Licensing and royalty agreements	(1,335)	(810)
Customer lists	(3,229)	(2,705)
Covenants not to compete	(2,792)	(2,647)
Servicing contracts	(1,557)	(1,413)
Customer contracts	(1,382)	(1,366)

	(10,295)	(8,941)

Amortized intangible assets, net	35,213	36,567

Non-amortized intangible assets:
Goodwill	625,604	624,469
Trademarks	3,054	3,054

	$663,871	$664,090

The change in the net carrying amount of amortized intangible assets is due to amortization. The net increase in goodwill relates to acquisitions.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The net carrying value of goodwill by operating segment is as follows (in thousands):

	March 31, 2006	December 31, 2005
Health Services	$291,947	$292,064
Network Services	323,591	322,339
Care Management Services	10,066	10,066

	$625,604	$624,469

Amortization expense for intangible assets with finite lives was $1.4 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. Estimated amortization expense on the Company’s current intangible assets with finite lives for the five succeeding fiscal years ending December 31, is as follows (in millions): $5.4, $5.2, $4.6, $4.2, and $3.9.

The Company completed its 2005 annual impairment tests of goodwill and determined that no impairment existed at July 1, 2005. The Company’s management is not aware of any “triggering events” subsequent to this impairment review.

4. Revolving Credit Facility and Long-Term Debt

The Company’s long-term debt is comprised of the following (in thousands):

	March 31, 2006	December 31, 2005
Term loan due 2011	$522,374	$525,000
9 1/8% senior subordinated notes due 2012, net	153,343	153,276
9 1/2% senior subordinated notes due 2010, net	181,268	181,340
Other	2,118	1,214

	859,103	860,830
Less: Current maturities	(20,310)	(20,074)

Long-term debt, net	$838,793	$840,756

The Company had no revolving credit borrowings at March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, and December 31, 2005, accrued interest was $6.7 and $15.7 million, respectively.

Credit Facility

The Company has a credit agreement (the “Credit Facility”) with a consortium of banks, consisting of a $525.0 million term loan facility (the “Term Loan”) and a $150.0 million revolving loan facility (the “Revolving Credit Facility”). At levels of consolidated indebtedness greater than 4.0 times consolidated earnings before interest, taxes, depreciation, and amortization (the “Leverage Requirement”), as determined under the Credit Facility, borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the Alternate Base Rate (“ABR”), as defined, plus a margin of 1.00% or (2) the reserve-adjusted Eurodollar rate (the “Eurodollar Rate”), as defined, plus a margin of 2.00% for borrowings issued in connection with the Term Loan. Below the Leverage Requirement, the borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the ABR plus a margin of 0.75% or (2) the Eurodollar Rate plus a margin of 1.75% for borrowings in connection with the Term Loan. Revolving Credit Facility borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the ABR plus a margin initially equal to 1.00% or (2) the Eurodollar Rate plus a margin or 2.00%. The margins for borrowings under the Revolving Credit Facility are subject to reduction based on changes in the Company’s leverage ratios and certain other performance criteria. The Term Loan matures on September 30, 2011, and requires quarterly principal payments of $1.3 million through September 30, 2010, $74.8 million for each of the following two quarters, $149.6 million on June 30, 2011 and any remaining balance due on September 30, 2011. However, the aggregate outstanding principal amount of the Term Loan is due and payable on February 15, 2010 if a refinancing of the Company’s 9 1/2% senior subordinated notes has not

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

occurred prior to such date. The Revolving Credit Facility matures the earlier of (1) October 3, 2010, or (2) February 15, 2010, if the refinancing of the Company’s 9 1/2% senior subordinated notes has not occurred prior to such date. At March 31, 2006, the Company had $19.2 million of letters of credit outstanding and $130.8 million of additional revolving loan availability under its Credit Facility. The Company uses letters of credit primarily for purposes of facilitating certain of its insurance arrangements.

The Credit Facility contains certain financial compliance ratio tests. A failure to comply with these and other financial compliance ratios could cause an event of default under the Credit Facility that could result in an acceleration of the related debt’s maturity. Such an acceleration would also constitute an event of default under the indentures relating to the Company’s 9 1/8% senior subordinated notes and 9 1/2% senior subordinated notes and could also result in an acceleration of the 9 1/8% senior subordinated notes and the 9 1/2% senior subordinated notes before the indentures otherwise require the Company to pay the notes. The Credit Facility also contains prepayment requirements that would occur based on certain net asset sales outside the ordinary course of business by the Company, from the proceeds of specified debt and equity issuances by the Company, and if the Company has excess cash flow, as defined in the agreement. Because of its excess cash flow (as defined in the agreement) during 2005, the Company prepaid $14.1 million of its Term Loan during the second quarter of 2006. Additionally, the Company also made an optional prepayment of $17.5 million in the second quarter of 2006. The $14.1 million prepayment amount was included in the current portion of long-term debt at December 31, 2005. Further, based upon its financial projections, management anticipates that the Company may continue to be required to make prepayments in future periods.

Economic Hedges

In March 2005, the Company entered into a series of economic hedges to reduce the effect of variable interest rate fluctuations on a portion of its Credit Facility. The Credit Facility does not require the Company to enter into any economic hedging arrangements. These economic hedges convert a total of $80.0 million of variable rate debt to fixed rates and expire over a three-year period ending March 2008. The Company recognizes changes to the fair value of these economic hedges as assets or liabilities and includes any adjustments to the fair value in its income statement. The effect on interest expense through net cash paid to the counterparty under these economic hedges was not significant for the three months ended March 31, 2006 and 2005.

The first of the economic hedging agreements had a notional amount of $20.0 million and expired March 2006. Under the terms of the agreement, the Company paid 3.8% to the counterparty and received the three-month LIBOR rate from the counterparty on the notional amount.

The second of the economic hedging agreements has a notional amount of $30.0 million and expires March 2007. Under the terms of the agreement, the Company pays a fixed rate to the counterparty and receives the three-month LIBOR rate from the counterparty on the notional amount. The Company’s fixed rate was 4.5% at March 31, 2006 and increases each quarter to 4.8% at January 2, 2007.

The third of the economic hedging agreements has a notional amount of $30.0 million and expires March 2008. Under the terms of the agreement, the Company pays a fixed rate to the counterparty and receives the three-month LIBOR rate from the counterparty on the notional amount. The Company’s fixed rate was 4.5% at March 31, 2006 and increases each quarter to 5.0% at December 31, 2007.

Senior Subordinated Notes

The 9 1/8% senior subordinated notes are general unsecured indebtedness with semi-annual interest payments due on June 1 and December 1, commencing on December 1, 2004. These notes mature on June 1, 2012. At any time prior to June 1, 2007, the Company can redeem, with proceeds from new equity, up to 35% of the aggregate principal amount of the 9 1/8% senior subordinated notes at a redemption price of 109.1% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date. Prior to June 1, 2008, the Company may redeem all, but not less than all, of the 9 1/8% senior subordinated notes at a redemption price of 100.0% of the principal amount of the notes plus the applicable premium, as defined, and accrued and unpaid interest to the redemption date. The Company can also redeem all or part of the 9 1/8% senior subordinated notes on or after June 1, 2008 at 104.6% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, with the redemption premium decreasing annually to

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

100.0% of the principal amount on June 1, 2010. Upon a change of control, as defined, each holder of the 9 1/8% senior subordinated notes may require the Company to repurchase all or a portion of that holder’s notes at a purchase price of 101.0% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest.

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

Other Indebtedness

Concentra Holding has a $55.0 million bridge loan agreement (the “Bridge Loan”) with affiliates of Salomon Smith Barney and Credit Suisse First Boston. The loans bear interest, at Concentra Holding’s option, at the base rate, as defined, plus 0.50%, or the Eurodollar Rate, as defined, plus 1.5%. The Bridge Loan requires no cash interest payments until maturity in March 2007. The $62.2 million bridge loan and compound interest is included in the current portion of Concentra Holding’s long-term debt at March 31, 2006. Additionally, accrued interest on the bridge loan was $1.0 million at March 31, 2006 and is included in Concentra Holding’s current liabilities.

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

The Credit Facility, the 9 1/8% senior subordinated notes and the 9 1/2% senior subordinated notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company’s capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, cross default provisions with other indebtedness of the Company and Concentra Holding, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, in the first quarter of 2006. The ratio tests under the Credit Facility become increasingly restrictive for future quarters through the second quarter of 2010. The Company’s ability to be in compliance with these more restrictive covenants will be dependent on its ability to increase its cash flows over current levels. The Company believes it will be in compliance with its covenants for the next twelve months.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The fair value of the Company’s long-term debt consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Term loan due 2011	$528,904	$531,563
9 1/8% senior subordinated notes due 2012, net	160,627	157,874
9 1/2% senior subordinated notes due 2010, net	190,331	187,687

The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

5. Discontinued Operations

Due primarily to its recent operating performance, the Company’s management determined in the second quarter of 2005 that it should sell or close its operations of its Canadian field case management services. The Company completed the sale of these operations in August 2005 for $13,900 cash consideration, which approximates net book value. Accordingly, operating results for the Canadian field case management services are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. The Canadian field case management services were previously included in the Company’s Care Management Services segment. The following table summarizes the operating results of the Canadian field case management services that have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue	$—	$1,438
Cost of services	(236)	1,447

Gross profit (loss)	236	(9)

Other, net	3	(1)

Gain (loss) before income taxes	233	(8)
Provision (benefit) for income taxes	81	(3)

Gain (loss) from discontinued operations	$152	$(5)

6. Changes in Stockholder’s Equity

Stockholder’s Equity increased primarily as a result of the Company’s 2006 net income of $5.8 million that decreased the accumulated deficit. The Company’s paid-in capital increased in the first quarter of 2006 primarily due to $1.1 million of non-cash stock-based compensation expense resulting from the adoption of SFAS 123R in 2006, $0.9 million of amortization of restricted stock, and $0.3 million of tax benefits from Concentra Holding.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

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

The Company’s unaudited financial data on a segment basis was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue:
Health Services	$180,995	$154,592
Network Services	84,057	67,859
Care Management Services	50,207	52,478

	315,259	274,929

Gross profit:
Health Services	29,421	26,409
Network Services	36,484	27,414
Care Management Services	5,681	8,957

	71,586	62,780

Operating income (loss):
Health Services	17,952	17,997
Network Services	19,523	17,215
Care Management Services	1,166	4,487
Corporate general and administrative expenses	(11,619)	(8,824)

	27,022	30,875

Interest expense, net	16,626	13,945
Gain on change in fair value of economic hedges	(265)	—
Other, net	1,163	882

Income (loss) before income taxes	9,498	16,048
Provision for income taxes	3,816	6,860

Income from continuing operations	5,682	9,188
(Gain) loss from discontinued operations	(152)	5

Net income	$5,834	$9,183

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

8. Condensed Consolidating Financial Information

As discussed in “Note 4. Revolving Credit Facility and Long-Term Debt,” the 9 1/8% senior subordinated notes, 9 1/2% senior subordinated notes and the Credit Facility are guaranteed by each and every current wholly-owned subsidiary, except for our wholly-owned captive insurance subsidiary. Additionally, the Credit Facility is secured by a pledge of stock and assets of each and every wholly-owned subsidiary. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9 1/8% senior subordinated notes or the 9 1/2% senior subordinated notes. Presented below are condensed consolidating balance sheets as of March 31, 2006 and December 31, 2005, the condensed consolidating statements of operations for the three months ended March 31, 2006 and 2005, and the condensed consolidating statements of cash flows for the three months ended March 31, 2006 and 2005 of Concentra Operating (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

Investments in subsidiaries are accounted for using the equity method of accounting. The financial information for the Guarantor and Non-Guarantor subsidiaries are each presented on a combined basis. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. Intercompany management fees of $1.7 million and $1.3 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the three months ended March 31, 2006 and 2005, respectively. These amounts are reflected as a reduction of general and administrative expenses for the Guarantor Subsidiaries. Separate financial statements for the Guarantor and Non-Guarantor Subsidiaries are not presented because management believes such financial statements would not be meaningful to investors. All information in the tables below is presented in thousands.

Condensed Consolidating Balance Sheets:

	As of March 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$29,355	$16,504	$—	$45,859
Restricted cash and short-term Investments	—	—	4,961	—	4,961
Accounts receivable, net	—	168,779	14,272	—	183,051
Prepaid expenses and other current assets	644	38,008	8,433	—	47,085

Total current assets	644	236,142	44,170	—	280,956

Investment in subsidiaries	1,104,621	38,492	—	(1,143,113)	—
Property and equipment, net	—	123,545	5,660	—	129,205
Goodwill and other intangible assets, net	—	640,331	23,540	—	663,871
Other assets	39,434	(12,596)	5,276	—	32,114

Total assets	$1,144,699	$1,025,914	$78,646	$(1,143,113)	$1,106,146

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	19,302	990	18	—	20,310
Accounts payable and accrued expenses	7,192	130,747	16,549	—	154,488

Total current liabilities	26,494	131,737	16,567	—	174,798

Long-term debt, net	837,683	1,069	41	—	838,793
Deferred income taxes and other liabilities	(352)	58,041	263	20,028	77,980
Intercompany	266,299	(269,554)	3,255	—	—

Total liabilities	1,130,124	(78,707)	20,126	20,028	1,091,571

Stockholder’s equity (deficit)	14,575	1,104,621	58,520	(1,163,141)	14,575

Total liabilities and stockholder’s equity	$1,144,699	$1,025,914	$78,646	$(1,143,113)	$1,106,146

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	As of December 31, 2005
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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statements of Operations:

	Three Months Ended March 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$288,493	$31,129	$(4,363)	$315,259
Total cost of services	—	224,922	23,114	(4,363)	243,673

Total gross profit	—	63,571	8,015	—	71,586

General and administrative expenses	968	39,002	3,240	—	43,210
Amortization of intangibles	—	1,354	—	—	1,354

Operating income (loss)	(968)	23,215	4,775	—	27,022

Interest expense, net	17,267	(542)	(99)	—	16,626
Gain on change in fair value of economic hedges	(265)	—	—	—	(265)
Other, net	—	1,163	—	—	1,163

Income (loss) before income taxes	(17,970)	22,594	4,874	—	9,498
Provision (benefit) for income taxes	(6,289)	10,105	—	—	3,816

Income (loss) before equity earnings	(11,681)	12,489	4,874	—	5,682
Equity earnings in subsidiaries	(17,515)	—	—	17,515	—

Income (loss) from continuing Operations	5,834	12,489	4,874	(17,515)	5,682
Gain from discontinued operations	—	(152)	—	—	(152)

Net income (loss)	$5,834	$12,641	$4,874	$(17,515)	$5,834

	Three Months Ended March 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$252,028	$24,985	$(2,084)	$274,929
Total cost of services	—	196,024	18,209	(2,084)	212,149

Total gross profit	—	56,004	6,776	—	62,780

General and administrative expenses	364	27,320	3,638	—	31,322
Amortization of intangibles	—	583	—	—	583

Operating income (loss)	(364)	28,101	3,138	—	30,875

Interest expense, net	14,270	(300)	(25)	—	13,945
Other, net	—	882	—	—	882

Income (loss) before income taxes	(14,634)	27,519	3,163	—	16,048
Provision (benefit) for income taxes	(5,122)	11,982	—	—	6,860

Income (loss) before equity earnings	(9,512)	15,537	3,163	—	9,188
Equity earnings in subsidiaries	(18,695)	—	—	18,695	—

Income (loss) from continuing Operations	9,183	15,537	3,163	(18,695)	9,188
Loss from discontinued operations	—	5	—	—	5

Net income (loss)	$9,183	$15,532	$3,163	$(18,695)	$9,183

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows:

	Three Months Ended March 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(19,565)	$11,856	$6,021	$—	$(1,688)

Investing Activities:
Purchases of property, equipment, and other assets	—	(10,049)	(720)	—	(10,769)
Acquisitions, net of cash acquired	—	(2,532)	(147)	—	(2,679)

Net cash used in investing activities	—	(12,581)	(867)	—	(13,448)

Financing Activities:
Repayments of debt	(2,626)	(416)	—	—	(3,042)
Distributions to minority interests	—	(1,113)	—	—	(1,113)
Payment of deferred financing costs	(46)	—	—	—	(46)
Contribution from issuance of common stock by parent	112	—	—	—	112
Tax benefit associated with stock options exercised	27	—	—	—	27
Intercompany, net	22,098	(28,614)	6,516	—	—
Receipt (payment) of equity distributions	—	3,712	(3,712)	—	—

Net cash provided by (used in) financing activities	19,565	(26,431)	2,804	—	(4,062)

Net Increase (Decrease) in Cash and Cash Equivalents	—	(27,156)	7,958	—	(19,198)
Cash and Cash Equivalents, beginning of period	—	56,511	8,546	—	65,057

Cash and Cash Equivalents, end of period	$—	$29,355	$16,504	$—	$45,859

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Three Months Ended March 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(8,543)	$27,355	$2,937	$—	$21,749

Investing Activities:
Purchases of property, equipment and other assets	—	(12,501)	(271)	—	(12,772)
Acquisitions, net of cash acquired	—	(5,510)	—	—	(5,510)
Increase in restricted short-term investments	—	—	(210)	—	(210)
Proceeds from the sale of assets	—	85	—	—	85

Net cash used in investing activities	—	(17,926)	(481)	—	(18,407)

Financing Activities:
Repayments of debt	(1,004)	(172)	—	—	(1,176)
Distributions to minority interests	—	(279)	—	—	(279)
Payment of deferred financing costs	(28)	—	—	—	(28)
Contribution from issuance of common stock by parent	21	—	—	—	21
Intercompany, net	9,554	(9,447)	(107)	—	—
Receipt (payment) of equity distributions	—	2,795	(2,795)	—	—

Net cash provided by (used in) financing activities	8,543	(7,103)	(2,902)	—	(1,462)

Net Increase in Cash and Cash Equivalents	—	2,326	(446)	—	1,880
Cash and Cash Equivalents, beginning of period	—	53,468	7,851	—	61,319

Cash and Cash Equivalents, end of period	$—	$55,794	$7,405	$—	$63,199

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties, and assumptions, including the risks, uncertainties, and assumptions described in our Form 10-K for the year ended December 31, 2005. In light of these risks, uncertainties, and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report.

Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. This discussion and analysis should be read in conjunction with our consolidated financial statements.

Executive Summary

In the first quarter of 2006, due in part to improving national employment trends, acquisitions and increased volumes from our clients, we achieved revenue and gross profit growth with a slight decrease in gross profit margin as compared to the first quarter of 2005. Due to the high concentration of our services that relate to the nation’s employed workforce, changes in employment can have a direct influence on the underlying demand for our services.

During the first quarter of 2006, we achieved overall revenue growth of 14.7% over the first quarter of 2005 primarily in our Network Services and Health Services business segments, which was partially offset by declines in the revenue in our Care Management Services business segment. Our Health Services segment grew primarily due to acquisitions that were completed during 2005 and secondarily due to increased visits to our centers and growth of our diversified services. Revenue in our Network Services segment increased primarily due to the acquisition of Beech Street Corporation (“Beech Street”) which was completed in October 2005, as well as increased billings for new and existing services to group health insurance companies. Revenue in our Care Management Services segment continued to decline in the first quarter of 2006 due to declines primarily in our case management services. Additionally, we continue to eliminate or reduce our emphasis in lower margin and unprofitable accounts in this segment of our business, and are emphasizing quality and outcomes to further differentiate us from others providing these services. The decline in revenue for Care Management Services in the first quarter of 2006 is also a result of increased competition on a regional and local level and declines in referral trends, which we believe relate to declining rates of workplace injuries that become longer-term disability cases.

Our Health Services and Network Services business segments provide higher gross and operating margins than does our Care Management Services business segment. Our overall gross profit increased 14.0%, while overall gross profit margin decreased slightly to 22.7% in the first quarter of 2006 as compared to the first quarter of 2005. The increase in gross profit was primarily due to growth in our Health Services and Network Services segments, which was partially offset by a decrease in the contribution from our Care Management Services segment. The slight decrease in the gross profit margin was primarily due to decreases in our Care Management Services and Health Services segments, offset by an increase in our Network Services segment. The increase in Health Services gross profit is primarily due to increased visits, gross profits from the Occupational Health + Rehabilitation Inc (“OH+R”) health centers acquired in October 2005, increased revenue per visit, and increases in diversified services. In the first quarter of 2006, our Network Services margins increased primarily due to the acquisition of Beech Street and cost reductions for our workers’ compensation-based provider bill repricing and review services. These margin increases were partially mitigated by decreased margins as compared to the prior year due to decreases in volumes related to our higher margin workers’

compensation preferred provider organization services and the loss of a significant group health customer in 2005. While we will continue to seek measures that will minimize our costs of providing services, in future periods our growth in operating earnings may become increasingly dependent on our ability to increase revenue.

We adopted Statement of Financial Accounting Standards No. (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123R”) on a prospective basis effective January 1, 2006, which resulted in $1.1 million in additional non-cash stock-based compensation expense in the first quarter of 2006 from the first quarter of 2005.

During the first quarter of 2006, we continued our focus on working capital management and the reduction of our overall cost of indebtedness. We used $1.7 million in cash flow from operating activities in the first three months of 2006, which was primarily a result of unfavorable changes in working capital and decreased operating income. We reduced our days sales outstanding on accounts receivable (“DSO”) to 52 days as compared to 59 days at the same time in the prior year.

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

Through our Health Services segment, we are a leading provider of primary occupational healthcare services in the United States. We operate a nationwide network of primary-care centers principally dedicated to the treatment of workplace injuries, including a range of physical therapy and rehabilitation services, and the performance of other employment-related healthcare services. Our affiliated professional associations perform these services through their primary care physicians and physical therapists, as well as nurses and other licensed healthcare providers.

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

The following table provides certain information concerning our occupational healthcare centers:

	Three Months Ended March 31, 2006	Year Ended December 31,
		2005	2004
Centers at the end of the period(1)	301	300	257
Centers acquired during the period(2)	—	37	7
Centers developed during the period	1	8	—
Centers closed during the period	—	2	—

(1)	Does not include the centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.
(2)	Represents centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period. We acquired two centers, sixteen centers, and three centers that were subsequently consolidated into existing centers during the three months ended March 31, 2006 and the years ended December 31, 2005 and 2004, respectively.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

The following table provides the results of operations for three months ended March 31, 2006 and 2005 ($ in millions):

	Three Months Ended March 31,		Change
	2006	2005	$	%
Revenue:
Health Services	$181.0	$154.6	$26.4	17.1%
Network Services	84.1	67.9	16.2	23.9%
Care Management Services	50.2	52.4	(2.2)	(4.3)%

Total revenue	$315.3	$274.9	$40.4	14.7%

Cost of services:
Health Services	$151.6	$128.2	$23.4	18.2%
Network Services	47.6	40.4	7.2	17.6%
Care Management Services	44.5	43.5	1.0	2.3%

Total cost of services	$243.7	$212.1	$31.6	14.9%

Gross profit:
Health Services	$29.4	$26.4	$3.0	11.4%
Network Services	36.5	27.5	9.0	33.1%
Care Management Services	5.7	8.9	(3.2)	(36.6)%

Total gross profit	$71.6	$62.8	$8.8	14.0%

Gross profit margin:
Health Services	16.3%	17.1%		(0.8)%
Network Services	43.4%	40.4%		3.0%
Care Management Services	11.3%	17.1%		(5.8)%

Total gross profit margin	22.7%	22.8%		(0.1)%

Revenue

The increase in revenue in the first quarter of 2006 was due to growth in our Health Services and Network Services businesses, partially offset by decreased volumes in our Care Management Services business. Total contractual allowances offset against revenue during the quarters ended March 31, 2006 and 2005 were $18.0 million and $20.1 million, respectively. The decrease was primarily due to revenue declines in our Care Management Services business.

Health Services. Health Services’ revenue increased primarily due to the effects of acquisitions that were completed during 2005 and secondarily due to growth in visits to our centers. Increases in diversified services, which include our managed pharmacy prescription program, employer on-site healthcare, and laboratory services, also contributed to this segment’s revenue growth. The number of total patient visits per day to our centers in the first quarter of 2006 increased 14.9% as compared to the first quarter of 2005, and increased 4.7% on a same-center basis. Our “same-center” comparisons represent all centers that Health Services has operated for the previous two full years, excluding centers affected by the consolidation of acquired centers. The increase in same-center visits for the first quarter of 2006 relates primarily to increases in non-injury and non-illness related visits. We believe these trends are a result of growth in national employment trends during 2004 and 2005, as well as the efforts of our sales and account management teams.

For the first quarter of 2006 and 2005, Health Services derived 70.3% and 71.1%, respectively, of its net revenue from the treatment of work-related injuries and illnesses, and 29.7% and 28.9%, respectively, of its net revenue from non-injury and non-illness related medical services. Injury-related visits constituted 46.0% and 47.4% of visits in the first quarters of 2006 and 2005, respectively. Average revenue per visit increased 0.9% in the first quarter of 2006 as compared to the same quarter of the prior year, primarily due to increases in the average prices charged for our services. Revenue from our centers was $156.9 million and $135.4 million for the first quarter of 2006 and 2005, respectively, while revenue from diversified services was $24.1 million and $19.2 million for the same respective periods.

Network Services. This segment’s revenue increased for the first quarter of 2006 from the first quarter of 2005 primarily due to our acquisition of Beech Street in October 2005, and also due to increased billings for existing services we provide primarily to group health insurance companies, health plans, and third-party administrators. Revenue from the group health portion of our Network Services segment increased by a total of $17.3 million in the first quarter of 2006 from the same quarter in 2005. The Network Services’ revenue increase in the first quarter of 2006 was partially offset by lower billings for services that we provide for payors of workers’ compensation insurance. As compared to the first quarter of 2005, revenue from our worker’s compensation-based provider bill repricing and review services decreased by $1.1 million in the first quarter of 2006.

Growth in the group health portion of our Network Services segment was adversely affected beginning in the second quarter of 2005 as a result of the loss of a significant customer account that provided us approximately $19.7 million in revenue during 2004. Although this customer decided to in-source nearly all of the services that we provided, we continue to provide a modest amount of related services. Revenue for these services to this client decreased by approximately $3.9 million in the first quarter of 2006 from the first quarter of 2005, and we currently estimate that it will decrease by a further $0.4 million for the last three quarters of 2006. We have also experienced a decline in our revenue from workers’ compensation preferred provider organization (“PPO”) services, primarily due to a decline in bill volumes from some of our customers and from price competition in certain states where we offer our services.

Care Management Services. Revenue for our Care Management Services segment decreased in the first quarter of 2006 from the first quarter of 2005 primarily due to decreases in our case management services. We currently anticipate that we will continue to experience decreases in our revenue from this segment for the last three quarters of 2006 as compared to the prior years. Over the past several years, we believe that our referral trends have been decreasing as a result of increased competition on a regional and local level, a potential reduction in the reliance by insurers on these types of services, as well as declining rates of workplace injuries that become longer-term disability cases. Additionally, throughout most of 2005, we strengthened our guidelines and oversight related to our work and time recordation practices for nurse case managers, and we changed their compensation programs. We believe these and other related training initiatives have resulted in lower rates of nurse case manager utilization and related revenue.

Cost of Services

Total cost of services increased primarily due to higher expenses in Health Services and Network Services, as well as a smaller relative increase in Care Management Services. The increases in Health Services’ expenses related primarily to our acquisitions of centers, and an increase in the number of visits to our health centers and the corresponding increase in staffing levels and other related costs of operations. In addition to increases in costs due to general inflation, Health Services has increased its expenses in the areas of sales, account management and other client services. The increase in expenses for Network Services primarily related to the addition of Beech Street in October 2005. This increase for Network Services was partially offset by reduced expenses related to our workers’ compensation-based provider bill repricing and review services, which primarily related to personnel reductions. The increase in Care Management Services’ expenses primarily relates to decreases in nurse case manager productivity, as well as increases in personnel and other direct expenses. We currently expect some improvements in nurse productivity for the remaining quarters of 2006. Cost of services also increased $0.2 million relating to non-cash stock-based compensation expense resulting from our adoption of SFAS 123R in 2006.

Gross Profit

We reported increased gross profit in the first quarter of 2006 from 2005, primarily due to the acquisition of Beech Street, our Health Services acquisitions, and growth in our Network Services and Health Services segments, partially offset by lower gross profit in our Care Management Services segment. Our overall gross profit margin decreased slightly, primarily due to a decrease for our Care Management Services segment, partially offset by increases for our Health Services and Network Services segments. The factors contributing to these trends are further described for each of our segments below.

Health Services. The primary factors contributing to Health Services’ gross profit increase were our acquisitions of health centers, higher visits, increased revenue per visit, and increases in diversified services. The primary factors contributing to this segment’s slight gross profit margin decrease relate to increased expenses for personnel costs.

Network Services. Network Services’ gross profit increased in the first quarter of 2005 primarily due to the acquisition of Beech Street in October 2005. The gross profit margin increase for Network Services was primarily due to cost reductions in excess of revenue declines for our workers’ compensation-based provider bill repricing and review services. Our gross profitability from this segment was negatively affected by a decrease in our revenue from our higher-margin workers’ compensation preferred provider organization services and the loss of a significant group health customer in 2005. In coming quarters, we believe that our gross margin percentage for these services will continue to decrease slightly due to price competition, the fact that our newer workers’ compensation services clients and bill volumes have generally related to our relatively lower margin bill review services, and to decreases in the revenue from the loss of a significant customer account described above.

Care Management Services. The decrease in our gross profit and gross profit margin for our Care Management Services segment was due primarily to revenue decreases and cost increases. In 2005, we improved our profitability by continuing cost reduction initiatives undertaken during the fall of 2004 and secondarily due to an emphasis on seeking to reduce our concentration in service areas and with certain accounts that had been unprofitable. Additionally, we refocused our emphasis toward increasing our overall profitability by reducing the amount of our services in less profitable accounts and in seeking increases in the overall pricing levels. In coming quarters, to the extent we are unable to reduce costs in amounts commensurate with further revenue declines in this segment of our business, our gross profit contribution and margins could continue to be adversely affected.

General and Administrative Expenses

General and administrative expenses increased $11.9 million, or 38.0%, in the first quarter of 2006 to $43.2 million from $31.3 million in the first quarter of 2005, or 13.7% and 11.4% as a percentage of revenue for the first quarters of 2006 and 2005, respectively. The increase in the first quarter 2006 general and administrative expenses was primarily due to $5.0 million associated with the acquisitions of Beech Street, $0.9 million related to non-cash stock-based compensation expense resulting from the adoption of SFAS 123R in 2006, $0.9 million in increases related to non-cash compensation for amortization of restricted stock, increased expenses associated with the acquisition of OH+R in October 2005, and other growth in compensation, legal, accounting, property and casualty insurance, and marketing expense.

Interest Expense, Net

Interest expense increased $2.7 million in the first quarter of 2006 to $16.6 million from $13.9 million in the first quarter of 2005. The increase was primarily due to increased term loan borrowings under our credit facility and higher effective interest rates on these borrowings. In October 2005, we replaced our existing $501.5 million term loan facility with a new $675.0 million senior credit facility, consisting of a $150.0 million revolving credit facility and a $525.0 million term loan facility. The new senior credit facility provides the Company with a lower interest rate on borrowings than the previous credit facility. Rising market interest rates have caused interest rates on our term loan borrowings for 2006 to be higher than those for the prior year. As of March 31, 2006, approximately 60.8% of our debt contained floating rates. Rising interest rates would negatively impact our results. See “Liquidity and Capital Resources” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Economic Hedges

In March 2005, we entered into a series of economic hedges to reduce the effect of variable interest rate fluctuations on a portion of our credit facility. These economic hedges convert a total of $80.0 million of variable rate debt to fixed rates and expire in various amounts over a three-year period ending March 2008. The first of the economic hedges that converted $20.0 million of variable rate debt to fixed rates expired in March 2006. We recognize the changes in fair value of these economic hedges as assets and liabilities include any adjustments to the fair value each period in earnings. We recorded a gain of $0.3 million in the first quarter of 2006 related to the change in the fair value of these economic hedges. The computation of gains and losses is based upon the change in the fair value of our economic hedges, which results in non-cash charges or credits to our earnings and does not impact cash flows from operations or operating income.

Provision for Income Taxes

We recorded tax provisions of $3.8 million and $6.9 million in the first quarters of 2006 and 2005, respectively, which reflected effective tax rates of 40.2% and 42.7%, respectively. The 2006 and 2005 effective rates differed from the statutory rate primarily due to the impact of state income taxes and other permanent differences. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate for the remaining three quarters of 2006.

Discontinued Operations

Due primarily to our recent operating performance, management determined that we should sell or close the operations of our Canadian field case management services in 2005. We completed the sale of these operations in August 2005 for $13,900 cash consideration, which approximated net book value. We recorded a gain from discontinued operations of $0.2 million in the first quarter of 2006 and a slight loss from discontinued operations in the first quarter of 2005.

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

We acquired two occupational healthcare centers that were subsequently consolidated into existing centers in the first three months of 2006. We currently believe we will consummate several additional acquisitions of centers in small transactions in our Health Services segment during the last three quarters of 2006.

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of a company’s financial condition and results and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenue, and expenses. Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We base these determinations upon the best information available to us during the period in which we are accounting for our results. Our estimates and assumptions could change materially as conditions within and beyond our control change or as further information becomes available. Further, these estimates and assumptions are affected by management’s application of accounting policies. Changes in our estimates are recorded in the period the change occurs. We described our most significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating reported financial results, in our 2005 Form 10-K. Those policies continue to be our most critical accounting policies for the period covered by this filing.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 had no financial impact on our financial statements.

Liquidity and Capital Resources

Because the majority of our debt maturities do not commence until 2010 and our current level of cash provided by operating activities exceeds our currently anticipated capital expenditures, occupational healthcare center acquisitions, and principal repayment requirements, we currently believe that our cash balances, the cash flow generated from operations, and our borrowing capacity under our revolving credit facility will be sufficient to provide for our liquidity needs over the next two years. Although we currently anticipate achieving the financial covenant requirements of our senior credit facility, our ability to be in compliance with the increasingly restrictive ratios depends on our ability to increase cash flows over current levels. If we are confronted by adverse business conditions during the coming years and our cash flows decline, or if we undertake significant acquisitions without adequate financing, we could face more immediate pressures on our liquidity that might necessitate us taking actions to amend or refinance our senior indebtedness.

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

Cash Flows from Operating Activities. Cash flows from operating activities used $1.7 million for the three months ended March 31, 2006 and provided $21.7 million for the three months ended March 31, 2005. The decrease in cash flows from operating activities in the first three months of 2006 from the first three months of 2005 was primarily a result of changes in working capital and decreased operating income. During the first three months of 2006, $23.7 million of cash was for working capital, including increased accounts receivable of $11.7 million, increased prepaid expenses and other assets of $6.0 million, and decreased accounts payable and accrued liabilities of $6.0 million. The increase in accounts receivable primarily related to increases in revenue in the first quarter of 2006. Prepaid expenses and other assets increased and accounts payable and accrued expenses decreased due to the timing of certain payments, including payment of deposits, prepaid insurance, deferred rent, and accrued interest on our debt. In particular, due to the timing of our due date for payments of interest on our senior debt, we made our fourth quarter 2005 interest payment of $8.4 million in the first quarter of 2006, in addition to our first quarter 2006 interest payment of $8.7 million that was also made in the first quarter of 2006. Accordingly, we anticipate five payments of interest on our senior debt during 2006, which will decrease our cash flow from operating activities during the current year. During the first three months of 2005, $3.2 million of cash was for working capital, related to increased accounts receivable of $3.7 million and increased prepaid expenses and other assets of $3.6 million, partially offset by increased accounts payable and accrued liabilities of $4.1 million and decreased prepaid expenses. The increase in accounts receivable primarily related to increases in revenue in the first three months of 2005 and a slight increase in our contractual and bad debt allowances. The increase in accounts payable and accrued expenses and prepaid expenses and other assets related primarily to the timing of certain payments, including the payment of prepaid insurance, deferred rent, and employee benefits.

One of our financial objectives is to minimize the amount of net working capital necessary for us to operate. We believe that through these efforts, we may be able to generally reduce our overall borrowing requirements. Accordingly, we periodically strive to improve the speed at which we collect our accounts receivable and to maximize the duration of our accounts payable. Our DSO on accounts receivable was 52 days at March 31, 2006, as compared to 59 days at March 31, 2005. We currently do not anticipate significant future decreases in our DSO, and as such, do not believe that we will experience improvements in our cash flows from operating activities from working capital improvements in future years as we had in past years. We calculate DSO based on accounts receivable, net of allowances, divided by the average revenue per day for the prior three months. The decrease in the DSO in the first quarter of 2006 from the first quarter of 2005 was primarily due to stronger collection trends, primarily for our Network Services and Care Management Services businesses.

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

Cash Flows from Investing Activities. In the first quarter of 2006, we used net cash of $2.7 million in connection with acquisitions and $10.7 million to purchase property, equipment, and other assets, consisting primarily of new computer hardware, software technology, and leasehold improvements. In the first quarter of 2005, we used net cash of $5.5 million in connection with acquisitions and $12.8 million to purchase property, equipment, and other assets, consisting primarily of new computer hardware, software technology, and leasehold improvements.

Given the current rate of growth in our Health Services segment and the opportunities we perceive for future expansion of this business, we anticipate our 2006 expenditures to be consistent with our 2005 expenditures for health center relocations, de novo development of health centers, improvements to acquired health centers, and renovations. Additionally, in the ordinary course of business we endeavor to fund capital expenditures for various information technology projects that we believe will support our continued growth. Based upon our current estimates, we believe our various information technology expenditures could increase in coming quarters, primarily to support our future growth in the Network Services segment, including the continued integration of Beech Street. As a result of these trends in health center and information technology projects, we anticipate that our capital expenditures for 2006 will be comparable to 2005, which was greater than that incurred during the preceding years. In prior years, our capital expenditures have generally been in a range of 3% to 5% of our revenue. We believe that our expenditures for 2006 will remain in this range. Additionally, we anticipate using approximately $5.0 million to $7.0 million of restricted cash in 2006 as required by our captive insurance arrangement.

Cash Flows from Financing Activities. Cash flows used in financing activities in the first quarter of 2006 of $4.1 million were primarily due to payments on debt of $3.0 million and distributions to minority interests of $1.1 million. Cash flows used in financing activities in the first quarter of 2005 of $1.5 million were primarily due to payments on debt of $1.2 million and distributions to minority interests of $0.3 million.

Senior Credit Facility. As necessary, we make short-term borrowings under our credit facility for working capital and other purposes. Given the timing of our expenditures for payroll, interest payments, acquisitions, and other significant outlays, our level of borrowing under our revolving credit facility can vary substantially throughout the course of an operating period. During 2005 and the first three months of 2006, we had no borrowings under our revolving credit facility.

Our amended credit facility requires us to satisfy certain financial covenant ratio requirements including leverage ratios, interest coverage ratios, and fixed charge coverage ratios. In the first three months of 2006, we were in compliance with our covenants, including our financial covenant ratio tests. The leverage ratio and interest coverage ratio requirements for the quarter ended March 31, 2006, were 5.50 to 1.00 and 2.35 to 1.00, respectively. While less restrictive than the requirements under the previous credit facility, the leverage ratio and the interest coverage ratio requirements under the new credit facility become increasingly more restrictive in future quarters through the second quarter of 2010 and the first quarter of 2010, respectively. Although we currently anticipate achieving these required covenant levels, our ability to be in compliance with these more restrictive ratios depends on our ability to increase cash flows over current levels. At March 31, 2006, we had no borrowings and $19.2 million of letters of credit outstanding under our $150.0 million revolving credit facility and $522.4 million in term loans outstanding under our term loan facility. Our total indebtedness outstanding was $859.1 million at March 31, 2006.

Our credit facility also contains prepayment requirements that occur based on certain net asset sales outside the ordinary course of business by us, from the proceeds of specified debt and equity issuances by us, and if we have excess cash flow, as defined in the agreement. Because of our excess cash flow (as defined in the agreement) during 2005, we prepaid $14.1 million of our term loan during the second quarter of 2006. Additionally, we also made an optional prepayment of $17.5 million in the second quarter of 2006. The $14.1 million prepayment amount was included in the current portion of long-term debt at December 31, 2005. Further, based upon our financial projections, we anticipate that we may continue to be required to make prepayments in future periods.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Economic Hedges. In March 2005, we entered into a series of economic hedges. These economic hedges convert $80.0 million of variable rate debt to fixed rates and expire over a three-year period ending March 31, 2008. The first of the economic hedges that converted $20.0 million of variable rate debt to fixed rates expired in March 2006. We recognize subsequent, non-cash changes to the fair value of these economic hedges as assets or liabilities and include any adjustments to the fair value in our income statement.

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

Other Considerations

Industry Developments. Recent litigation between healthcare providers and insurers has challenged the insurers’ claims adjudication practices and reimbursement decisions. We are a party to certain actions challenging the operation of our PPOs, including the discounts taken, and the accuracy and applicability of the bill review databases that we utilize. We do not believe that these actions, individually or in the aggregate, will result in a material adverse effect upon our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. Our largest exposure with respect to variable rate debt comes from changes in the LIBOR. At March 31, 2006, approximately 60.8% of our debt contained variable rates. Considering our $14.1 million required prepayment on our term loan as well as the $17.5 million optional prepayment made in the second quarter of 2006, our interest expense for variable rate instruments would increase approximately $2.2 million for the twelve months ending March 31, 2007 if interest rates average 10% over that 12 month period than they did at March 31, 2006. Market rate volatility is dependent on many factors that are impossible to forecast and actual interest rate increases could be more or less severe than this 10% increase. We do not hold or issue derivative financial instruments for trading or speculation purposes and are not a party to any leveraged derivative transactions.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The Risk Factors included our Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed.

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

CONCENTRA OPERATING CORPORATION

May 12, 2006	By:	/s/ Thomas E. Kiraly
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