Form 10-Q
period 2006-06-30
CONCENTRA OPERATING CORP
filed 2006-08-09
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation. As of August 1, 2006, there were 36,397,145 shares outstanding of Concentra Inc. common stock, none of which were publicly traded. Currently there is no established trading market for these shares.

CONCENTRA OPERATING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONCENTRA OPERATING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,120	$65,057
Restricted cash and short-term investments	3,924	4,723
Accounts receivable, net	187,304	171,357
Prepaid expenses and other current assets	48,956	43,773

Total current assets	261,304	284,910

Property and equipment, net	134,506	124,556
Goodwill and other intangible assets, net	663,163	664,090
Other assets	31,903	29,809

Total assets	$1,090,876	$1,103,365

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Revolving credit facility	$—	$—
Current portion of long-term debt	5,651	20,074
Accounts payable and accrued expenses	150,004	163,774

Total current liabilities	155,655	183,848

Long-term debt, net	820,206	840,756
Deferred income taxes and other liabilities	86,841	72,599

Total liabilities	1,062,702	1,097,203

Stockholder’s equity:
Common stock	—	—
Paid-in capital	65,106	58,117
Accumulated deficit	(36,932)	(51,955)

Total stockholder’s equity	28,174	6,162

Total liabilities and stockholder’s equity	$1,090,876	$1,103,365

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Health Services	$190,534	$167,213	$371,529	$321,805
Network Services	88,730	68,326	172,787	136,185
Care Management Services	51,338	51,375	101,545	103,853

Total revenue	330,602	286,914	645,861	561,843

Cost of services:
Health Services	154,330	134,575	305,904	262,758
Network Services	49,762	40,525	97,335	80,970
Care Management Services	45,468	44,598	89,994	88,119

Total cost of services	249,560	219,698	493,233	431,847

Total gross profit	81,042	67,216	152,628	129,996

General and administrative expenses	46,445	30,725	89,655	62,047
Amortization of intangibles	1,369	582	2,723	1,165
Gain on sale of assets	—	(1,426)	—	(1,426)

Operating income	33,228	37,335	60,250	68,210

Interest expense, net	16,769	13,170	33,395	27,115
(Gain) loss on change in fair value of economic hedges	(175)	793	(440)	793
Other, net	1,240	615	2,403	1,497

Income before income taxes	15,394	22,757	24,892	38,805
Provision (benefit) for income taxes	6,234	(878)	10,050	5,982

Income from continuing operations	9,160	23,635	14,842	32,823
(Gain) loss from discontinued operations, net of tax	(29)	7	(181)	12

Net income	$9,189	$23,628	$15,023	$32,811

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net income	$15,023	$32,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	19,886	17,546
Amortization of intangibles	2,723	1,165
Restricted stock amortization and equity-based compensation	5,898	729
Gain on sale of sale of assets	—	(1,426)
(Gain) loss on change in fair value of economic hedges	(440)	793
Deferred income taxes	8,943	2,757
Write-off of fixed assets	95	355
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(15,808)	(3,601)
Prepaid expenses and other assets	(5,701)	(6,682)
Accounts payable and accrued expenses	(7,758)	14,594

Net cash provided by operating activities	22,861	59,041

Investing Activities:
Purchases of property, equipment, and other assets	(26,150)	(24,168)
Acquisitions, net of cash acquired	(3,220)	(5,677)
Proceeds from the sale of assets	—	885

Net cash used in investing activities	(29,370)	(28,960)

Financing Activities:
Borrowings (payments) under revolving credit facilities, net	—	—
Repayments of debt	(36,283)	(32,232)
Distributions to minority interests	(1,498)	(342)
Payment of deferred financing costs	(46)	(28)
Contribution from issuance of common stock by parent	372	21
Tax benefit associated with stock options exercised	27	—

Net cash used in financing activities	(37,428)	(32,581)

Net Decrease in Cash and Cash Equivalents	(43,937)	(2,500)
Cash and Cash Equivalents, beginning of period	65,057	61,319

Cash and Cash Equivalents, end of period	$21,120	$58,819

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$40,330	$25,331
Income taxes paid, net	$1,356	$3,196
Liabilities and debt assumed in acquisitions	$3,045	$467

Noncash Investing and Financing Activities:
Capital lease obligations	$1,320	$617
Purchases of restricted short-term investments	$2,429	$702
Maturity of restricted short-term investments	$(2,459)	$—

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

The table below shows the amounts recognized in the financial statements for the three and six months ended June 30, 2006 for share-based compensation. Prior to the adoption of SFAS 123R, the Company recorded compensation expense for restricted stock awards and not stock options. Therefore, the table below excludes the effect of restricted stock awards. (in thousands)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of services	$219	$426
General and administrative	2,606	3,536

Total cost of share-based compensation included in income, before income tax	2,825	3,962
Amount of income tax recognized in earnings	(1,144)	(1,605)

Amount charged against income	$1,681	$2,357

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

There were no amounts relating to share-based compensation capitalized during the three and six months ended June 30, 2006.

The following table illustrates the effect on net income had the Company applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”) for the three and six months ended June 30, 2005 (in thousands):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income:
As reported	$23,628	$32,811
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(437)	(843)

Supplemental pro forma	$23,191	$31,968

(b) Stock Option Plans

The Company had the following two stock option plans under which shares were available for grant at June 30, 2006: the 1999 Stock Option and Restricted Stock Purchase Plan (the “1999 Stock Plan”) and the 2005 Stock Option and Restricted Stock Purchase Plan for Non-Executive Chairman (the “2005 Chairman Plan”).

Under the 1999 Stock Plan, employees, including officers, are eligible to receive grants of either incentive stock options or nonqualified stock options and restricted stock awards. Non-employee directors are eligible to be granted only nonqualified stock options and restricted stock awards. The 1999 Stock Plan provides for automatic awards to non-employee members of Concentra Holding’s board: (1) an initial grant of options to purchase 10,000 shares of Concentra Holding common stock on the next business day following the date of his or her initial election to the board, and (2) an annual grant of options to purchase 4,000 shares of Concentra Holding common stock on the next business day following each annual meeting of stockholders. The exercise price of each director option is 100% of the fair market value of the underlying common stock at the time of grant. Initial options are immediately exercisable. Annual option awards become exercisable ratably on each of the four annual anniversary dates following the date of grant. The exercise period will not exceed ten years from the date of grant; provided that no director option may be exercised more than one year after the optionee ceases to serve as a director of Concentra Holding. Stock options granted to employees generally vest over a four-year period. Prior to vesting, all options are subject to forfeiture upon termination of employment. Depending on the reason for termination of employment, vested options may only be exercised within one month to 90 days of the termination of employment. The exercise period is ten years from the date of grant. The exercise price of incentive and nonqualified stock options granted may not be less than 100% of the fair market value of the shares of common stock, as determined by Concentra Holding’s board of directors or the compensation committee, as the case may be, on the date the option is granted. In addition, the aggregate fair market value of the shares of stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. In addition, no incentive stock option shall be granted to an optionee who owns more than 10% of the total combined voting power for all classes of stock of Concentra Holding, unless the exercise price is at least 110% of the fair market value of the shares of Concentra Holding’s common stock and the exercise period does not exceed five years. Under the 1999 Stock Plan, restricted stock awards generally vest upon the earlier of the achievement of certain operating performance levels, over a period ranging from five to seven years, or the achievement of certain share price levels following an initial public offering. In June 2006, Concentra Holding’s stockholders approved an amendment to the 1999 Stock Plan to increase the maximum total number of shares of Concentra Holding common stock for which awards may be granted thereunder from 5,250,000 shares to 6,750,000 shares. At June 30, 2006, 1,372,380 options or restricted stock awards remained available for grant under the 1999 Stock Plan.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The 2005 Chairman Plan provides for the grant of options or awards to purchase an aggregate 2,811,000 shares of Concentra Holding common stock, either in the form of nonqualified stock options, restricted stock awards, or unrestricted stock awards to the Chairman. The 2005 Chairman Plan includes provisions for adjustment of the number of shares of common stock available for grant of award thereunder and in the number of shares of common stock underlying outstanding options in the event of any stock splits, stock dividends, or other relevant changes in the capitalization of Concentra Holding. The 2005 Chairman Plan will terminate in November 2015, or by action of Concentra Holding’s board of directors if earlier. The 2005 Chairman Plan provides that in the event of a dissolution or liquidation of Concentra Holding, the board of directors may provide, at its discretion, a cash payment in a specified amount in exchange for the termination of options or that any and all unexercised options or outstanding restricted stock awards become exercisable or realizable in full prior to the consummation of such transaction. Under the 2005 Chairman Plan, stock options granted vest over periods ranging from zero to three years, with expiration dates ranging from six months to ten years from the date of grant. In May 2006, the Company extended the timeframe during which the Chairman may exercise certain options that had an initial six month exercise period to the earlier of: (a) the 30th day following written receipt of notification from the Company, given no earlier than August 1, 2006, and (b) December 29, 2006. The Company recorded $1.6 million of non-cash stock-based compensation expense related to this option extension in the second quarter of 2006. At June 30, 2006, 101 options, restricted stock awards, or unrestricted stock awards remained available for grant under the 2005 Chairman Plan.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. The weighted average expected option term for 2006 reflects the application of the simplified method defined in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The following assumptions were used to estimate the fair value of options granted during the three and six months ended June 30, 2006 and 2005 using the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Risk-free interest rate	3.6%	5.1%	3.6%	5.1%
Expected volatility	16.1%	35.0%	16.1%	35.0%
Expected dividend yield	—	—	—	—
Expected weighted average life of options in years	2.9	6.3	3.0	6.3

A summary of the status for all outstanding options at December 31, 2005 and June 30, 2006, and changes during the period then ended is presented in the table below:

	Number Of Options	Weighted Average Exercise Per Share	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2005	6,835,092	$15.01
Granted	921,000	18.00
Exercised	(11,186)	10.85
Canceled	(172,389)	13.37

Options outstanding at June 30, 2006	7,572,517	$15.42	5.4

Options exercisable at June 30, 2006	4,679,728	$15.05	3.4

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2006 and 2005 was $8.00 and $2.14, respectively, and was $8.00 and $2.21, respectively, during the six months ended June 30, 2006 and 2005. The total intrinsic value for options exercised (i.e., the difference between the market price at exercise

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

and the price paid by the employee to exercise the options) during the three and six months ended June 30, 2006 was $3,000 and $80,000, respectively and was $39,000 and $60,000, respectively, during the three and six months ended June 30, 2005. As of June 30, 2006, unrecognized compensation expense related to unvested stock options totaled approximately $13.8 million, which will be recognized over a weighted average period of 2.7 years.

Prior to the adoption of SFAS 123R, the Company presented the tax benefit of all tax deductions resulting for the exercise of stock options and restricted stock awards as operating activities in the Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing activity, rather than an operating activity. Excess tax benefits of $27,000 in the first half of 2006 were classified as a financing activity and would have been classified as an operating activity if the Company had not adopted SFAS 123R. Cash proceeds received from options exercised for the six months ended June 30, 2006 and 2005 were $121,000 and $59,000.

A summary of the status for all outstanding restricted share awards at December 31, 2005 and June 30, 2006, and changes during the period then ended is presented in the table below:

	Number Of Options	Weighted Average Exercise Per Share
Restricted share awards outstanding at December 31, 2005	837,767	$16.78
Granted	—	—
Released	(67,022)	18.00
Forfeited	—	—

Restricted share awards outstanding at June 30, 2006	770,745	$16.68

The Company recorded amortization of $1.0 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively and $1.9 million and $0.7 million for the six months ended June 30, 2006 and 2005, respectively, in connection with the deferred compensation associated with the restricted stock awards. As of June 30, 2006, unrecognized compensation expense related to restricted share awards totaled approximately $7.5 million, which will be recognized over a weighted average period of 1.9 years. The total fair value of restricted share awards released during the three and six months ended June 30, 2006 was $0.6 million and $1.2 million. There were no restricted share awards released during the six months ended June 30, 2005.

2. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (the “FASB” )issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 had no financial impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that tax position is more likely than not of being sustained on audit, based upon the technical merits of the tax position. FIN 48 also provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006, and the Company will be required to adopt FIN 48 as of January 1, 2007. The Company is currently evaluating the impact that FIN 48 will have on its consolidated financial position, results of operations, and cash flows upon its adoption in 2007.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

3. Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets is comprised of the following (in thousands):

	June 30, 2006	December 31, 2005
Amortized intangible assets, gross:
Licensing and royalty agreements	$21,785	$21,785
Customer lists	13,558	13,558
Covenants not to compete	5,029	5,029
Servicing contracts	3,653	3,653
Customer contracts	1,483	1,483

	45,508	45,508
Accumulated amortization of amortized intangible assets:
Licensing and royalty agreements	(1,860)	(810)
Customer lists	(3,757)	(2,705)
Covenants not to compete	(2,966)	(2,647)
Servicing contracts	(1,684)	(1,413)
Customer contracts	(1,397)	(1,366)

	(11,664)	(8,941)

Amortized intangible assets, net	33,844	36,567

Non-amortized intangible assets:
Goodwill	626,265	624,469
Trademarks	3,054	3,054

	$663,163	$664,090

The change in the net carrying amount of amortized intangible assets is due to amortization. The net increase in goodwill relates to acquisitions.

The net carrying value of goodwill by operating segment is as follows (in thousands):

	June 30, 2006	December 31, 2005
Health Services	$291,640	$292,064
Network Services	324,559	322,339
Care Management Services	10,066	10,066

	$626,265	$624,469

Amortization expense for intangible assets with finite lives was $1.4 million and $0.6 million for the three months ended June 30, 2006 and 2005, respectively and $2.7 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively. Estimated amortization expense on the Company’s current intangible assets with finite lives for the five succeeding fiscal years ending December 31, is as follows (in millions): $5.4, $5.2, $4.6, $4.2, and $3.9.

The Company completed its 2005 annual impairment tests of goodwill and determined that no impairment existed at July 1, 2005. The Company’s management is not aware of any “triggering events” subsequent to this impairment review.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

4. Revolving Credit Facility and Long-Term Debt

The Company’s long-term debt is comprised of the following (in thousands):

	June 30, 2006	December 31, 2005
Term loan due 2011	$489,518	$525,000
9 1/8% senior subordinated notes due 2012, net	153,410	153,276
9 1/2% senior subordinated notes due 2010, net	181,196	181,340
Other	1,733	1,214

	825,857	860,830
Less: Current maturities	(5,651)	(20,074)

Long-term debt, net	$820,206	$840,756

The Company had no revolving credit borrowings at June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006, and December 31, 2005, accrued interest was $7.5 million and $15.7 million, respectively.

Credit Facility

The Company has a credit agreement (the “Credit Facility”) with a consortium of banks, consisting of a term loan facility (the “Term Loan”) and a $150.0 million revolving loan facility (the “Revolving Credit Facility”). At levels of consolidated indebtedness greater than 4.0 times consolidated earnings before interest, taxes, depreciation, and amortization (the “Leverage Requirement”), as determined under the Credit Facility, borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the Alternate Base Rate (“ABR”), as defined, plus a margin of 1.00% or (2) the reserve-adjusted Eurodollar rate (the “Eurodollar Rate”), as defined, plus a margin of 2.00% for borrowings issued in connection with the Term Loan. Below the Leverage Requirement, the borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the ABR plus a margin of 0.75% or (2) the Eurodollar Rate plus a margin of 1.75% for borrowings in connection with the Term Loan. Revolving Credit Facility borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the ABR plus a margin initially equal to 1.00% or (2) the Eurodollar Rate plus a margin or 2.00%. The margins for borrowings under the Revolving Credit Facility are subject to reduction based on changes in the Company’s leverage ratios and certain other performance criteria. The Term Loan matures on September 30, 2011, and requires quarterly principal payments of $1.3 million through September 30, 2010, $74.8 million for each of the following two quarters, $149.6 million on June 30, 2011 and any remaining balance due on September 30, 2011. However, the aggregate outstanding principal amount of the Term Loan is due and payable on February 15, 2010 if a refinancing of the Company’s 9 1/2% senior subordinated notes has not occurred prior to such date. The Revolving Credit Facility matures the earlier of (1) October 3, 2010, or (2) February 15, 2010, if the refinancing of the Company’s 9 1/2% senior subordinated notes has not occurred prior to such date. At June 30, 2006, the Company had $20.1 million of letters of credit outstanding and $129.9 million of additional revolving loan availability under its Credit Facility. The Company uses letters of credit primarily for purposes of facilitating certain of its insurance arrangements.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Economic Hedges

In March 2005, the Company entered into a series of economic hedges to reduce the effect of variable interest rate fluctuations on a portion of its Credit Facility. The Credit Facility does not require the Company to enter into any economic hedging arrangements. At inception, these economic hedges converted into a total of $80.0 million of variable rate debt to fixed rates and were scheduled to expire over a three-year period ending March 2008. The Company recognizes changes to the fair value of these economic hedges as assets or liabilities and includes any adjustments to the fair value in its income statement. The effect on interest expense through net cash paid to the counterparty under these economic hedges was not significant for the three months and six months ended June 30, 2006 and 2005.

The first of the economic hedging agreements had a notional amount of $20.0 million and expired March 2006. Under the terms of the agreement, the Company paid 3.8% to the counterparty and received the three-month LIBOR rate from the counterparty on the notional amount.

The second of the economic hedging agreements has a notional amount of $30.0 million and expires March 2007. Under the terms of the agreement, the Company pays a fixed rate to the counterparty and receives the three-month LIBOR rate from the counterparty on the notional amount. The Company’s fixed rate was 4.7% at June 30, 2006 and increases each quarter to 4.8% at January 2, 2007.

The third of the economic hedging agreements has a notional amount of $30.0 million and expires March 2008. Under the terms of the agreement, the Company pays a fixed rate to the counterparty and receives the three-month LIBOR rate from the counterparty on the notional amount. The Company’s fixed rate was 4.7% at June 30, 2006 and increases each quarter to 5.0% at December 31, 2007.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Other Indebtedness

Concentra Holding has a $55.0 million bridge loan agreement (the “Bridge Loan”) with affiliates of Salomon Smith Barney and Credit Suisse First Boston. Repayment of the Bridge Loan is guaranteed by the principal shareholder of Concentra Holding. The loans bear interest, at Concentra Holding’s option, at the base rate, as defined, plus 0.50%, or the Eurodollar Rate, as defined, plus 1.5%. The Bridge Loan requires no cash interest payments until maturity in March 2007. The $64.1 million bridge loan and compound interest is included in the current portion of Concentra Holding’s long-term debt at June 30, 2006. Additionally, accrued interest on the bridge loan was $0.1 million at June 30, 2006 and is included in Concentra Holding’s current liabilities.

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

The Credit Facility, the 9 1/8% senior subordinated notes and the 9 1/2% senior subordinated notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company’s capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, cross default provisions with other indebtedness of the Company and Concentra Holding, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, in the first half of 2006. The ratio tests under the Credit Facility become increasingly restrictive for future quarters through the second quarter of 2010. The Company’s ability to be in compliance with these more restrictive covenants will be dependent on its ability to increase its cash flows over current levels. The Company believes it will be in compliance with its covenants for the next twelve months.

The fair value of the Company’s long-term debt consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Term loan due 2011	$490,742	$531,563
9 1/8% senior subordinated notes due 2012, net	158,779	157,874
9 1/2% senior subordinated notes due 2010, net	187,538	187,687

The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

5. Transaction Expenses

During the second quarter of 2006, the Company incurred $3.8 million in tax, legal, accounting, and other professional fees in connection with its work on a negotiated transaction with a third party. At the conclusion of the quarter, due to various factors, the Company determined that the likelihood of the transaction being consummated as it had originally been structured had become remote, and the Company has accordingly expensed the full amount of the related professional fees. These fees are included in General and Administrative Expenses in the Consolidated Statements of Operations.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

6. Discontinued Operations

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$(1)	$1,676	$(1)	$3,114
Cost of services	(77)	1,682	(313)	3,129

Gross profit (loss)	76	(6)	312	(15)

Other, net	31	5	34	4

Gain (loss) before income taxes	45	(11)	278	(19)
Provision (benefit) for income taxes	16	(4)	97	(7)

Gain (loss) from discontinued operations, net of tax	$29	$(7)	$181	$(12)

7. Changes in Stockholder’s Equity

Stockholder’s Equity increased primarily as a result of the Company’s 2006 net income of $15.0 million that decreased the accumulated deficit. The Company’s paid-in capital increased in the first half of 2006 primarily due to $2.3 million of non-cash stock-based compensation expense resulting from the adoption of SFAS 123R in 2006, $1.6 million of non-cash stock-based compensation expense resulting from the extension of a certain option exercise period for the Company’s Chairman, $1.9 million of amortization of restricted stock, and $0.7 million of tax benefits from Concentra Holding.

8. Segment Information

Operating segments represent components of the Company’s business that are evaluated regularly by key management in assessing performance and resource allocation. The Company’s comprehensive services are organized into the following segments: Health Services, Network Services, and Care Management Services.

Health Services provides specialized injury and occupational healthcare services to employers through its centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment, and management of work related injuries and illnesses. Health Services also provides non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations, and other related programs. To meet the requirements of large employers whose workforce extends beyond the geographic coverage available to the Company’s centers, this segment has also developed a network of select occupational healthcare providers who use the Company’s proprietary technology to benchmark treatment methodologies and outcomes achieved. Health Services, and the joint ventures Health Services controls, own all the operating assets of the occupational healthcare centers, including leasehold interests and medical equipment.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

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

The Company’s unaudited financial data on a segment basis was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Health Services	$190,534	$167,213	$371,529	$321,805
Network Services	88,730	68,326	172,787	136,185
Care Management Services	51,338	51,375	101,545	103,853

	330,602	286,914	645,861	561,843
Gross profit:
Health Services	36,204	32,638	65,625	59,047
Network Services	38,968	27,801	75,452	55,215
Care Management Services	5,870	6,777	11,551	15,734

	81,042	67,216	152,628	129,996
Operating income (loss):
Health Services	24,217	23,918	42,169	41,915
Network Services	23,422	18,539	42,945	35,754
Care Management Services	1,673	4,352	2,839	8,839
Corporate general and administrative expenses	(16,084)	(9,474)	(27,703)	(18,298)

	33,228	37,335	60,250	68,210

Interest expense, net	16,769	13,170	33,395	27,115
(Gain) loss on change in fair value of economic hedges	(175)	793	(440)	793
Other, net	1,240	615	2,403	1,497

Income (loss) before income taxes	15,394	22,757	24,892	38,805
Provision (benefit) for income taxes	6,234	(878)	10,050	5,982

Income from continuing operations	9,160	23,635	14,842	32,823
(Gain) loss from discontinued operations, net of tax	(29)	7	(181)	12

Net income	$9,189	$23,628	$15,023	$32,811

9. Condensed Consolidating Financial Information

As discussed in “Note 4. Revolving Credit Facility and Long-Term Debt,” the 9 1/8% senior subordinated notes, 9 1/2% senior subordinated notes and the Credit Facility are guaranteed by each and every current wholly-owned subsidiary, except for our wholly-owned captive insurance subsidiary. Additionally, the Credit Facility is secured by a pledge of stock and assets of each and every wholly-owned subsidiary. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9 1/8% senior subordinated notes or the 9 1/2% senior subordinated notes. Presented below are condensed consolidating balance sheets as of June 30, 2006 and December 31, 2005, the condensed consolidating statements of operations for the three and six months ended June 30, 2006 and 2005, and the condensed consolidating statements of cash flows for the three and six months ended June 30, 2006 and 2005 of Concentra Operating (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Investments in subsidiaries are accounted for using the equity method of accounting. The financial information for the Guarantor and Non-Guarantor subsidiaries are each presented on a combined basis. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. Intercompany management fees of $2.2 million and $3.9 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the three months and six months ended June 30, 2006, respectively, and intercompany management fees of $1.1 million and $2.4 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the three months and six months ended June 30, 2005, respectively. These amounts are reflected as a reduction of general and administrative expenses for the Guarantor Subsidiaries. Separate financial statements for the Guarantor and Non-Guarantor Subsidiaries are not presented because management believes such financial statements would not be meaningful to investors. All information in the tables below is presented in thousands.

Condensed Consolidating Balance Sheets:

	As of June 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$11,779	$9,341	$—	$21,120
Restricted cash and short-term investments	—	—	3,924	—	3,924
Accounts receivable, net	—	172,686	14,618	—	187,304
Prepaid expenses and other current assets	693	42,136	6,127	—	48,956

Total current assets	693	226,601	34,010	—	261,304

Investment in subsidiaries	1,125,376	40,069	—	(1,165,445)	—
Property and equipment, net	—	127,962	6,544	—	134,506
Goodwill and other intangible assets, net	—	639,623	23,540	—	663,163
Other assets	38,690	(12,782)	5,995	—	31,903

Total assets	$1,164,759	$1,021,473	$70,089	$(1,165,445)	$1,090,876

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	4,932	705	14	—	5,651
Accounts payable and accrued expenses	8,373	127,527	14,104	—	150,004

Total current liabilities	13,305	128,232	14,118	—	155,655

Long-term debt, net	819,192	973	41	—	820,206
Deferred income taxes and other liabilities	(527)	66,652	688	20,028	86,841
Intercompany	304,615	(299,760)	(4,855)	—	—

Total liabilities	1,136,585	(103,903)	9,992	20,028	1,062,702

Stockholder’s equity (deficit)	28,174	1,125,376	60,097	(1,185,473)	28,174

Total liabilities and stockholder’s equity	$1,164,759	$1,021,473	$70,089	$(1,165,445)	$1,090,876

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statements of Operations:

	Three Months Ended June 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$317,364	$17,695	$(4,457)	$330,602
Total cost of services	—	244,899	9,118	(4,457)	249,560

Total gross profit	—	72,465	8,577	—	81,042

General and administrative expenses	969	42,145	3,331	—	46,445
Amortization of intangibles	—	1,369	—	—	1,369

Operating income (loss)	(969)	28,951	5,246	—	33,228

Interest expense, net	16,996	(135)	(92)	—	16,769
Gain on change in fair value of economic hedges	(175)	—	—	—	(175)
Other, net	—	1,240	—	—	1,240

Income (loss) before income taxes	(17,790)	27,846	5,338	—	15,394
Provision (benefit) for income taxes	(6,226)	11,600	860	—	6,234

Income (loss) before equity earnings	(11,564)	16,246	4,478	—	9,160
Equity earnings in subsidiaries	(20,753)	—	—	20,753	—

Income (loss) from continuing operations	9,189	16,246	4,478	(20,753)	9,160
Gain from discontinued operations, net of tax	—	(29)	—	—	(29)

Net income (loss)	$9,189	$16,275	$4,478	$(20,753)	$9,189

	Three Months Ended June 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$257,452	$26,621	$2,841	$286,914
Total cost of services	—	197,634	19,223	2,841	219,698

Total gross profit	—	59,818	7,398	—	67,216

General and administrative expenses	365	26,871	3,489	—	30,725
Amortization of intangibles	—	582	—	—	582
Gain on sale of assets	—	(1,426)	—	—	(1,426)

Operating income (loss)	(365)	33,791	3,909	—	37,335

Interest expense, net	13,541	(342)	(29)	—	13,170
Loss on change in fair value of economic hedges	793	—	—	—	793
Other, net	—	615	—	—	615

Income (loss) before income taxes	(14,699)	33,518	3,938	—	22,757
Provision (benefit) for income taxes	(5,145)	4,267	—	—	(878)

Income (loss) before equity earnings	(9,554)	29,251	3,938	—	23,635
Equity earnings in subsidiaries	(33,182)	—	—	33,182	—

Income (loss) from continuing operations	23,628	29,251	3,938	(33,182)	23,635
Loss from discontinued operations, net of tax	—	7	—	—	7

Net income (loss)	$23,628	$29,244	$3,938	$(33,182)	$23,628

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Six Months Ended June 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$605,857	$48,824	$(8,820)	$645,861
Total cost of services	—	469,821	32,232	(8,820)	493,233

Total gross profit	—	136,036	16,592	—	152,628

General and administrative expenses	1,937	81,147	6,571	—	89,655
Amortization of intangibles	—	2,723	—	—	2,723

Operating income (loss)	(1,937)	52,166	10,021	—	60,250

Interest expense, net	34,263	(677)	(191)	—	33,395
Gain on change in fair value of economic hedges	(440)	—	—	—	(440)
Other, net	—	2,403	—	—	2,403

Income (loss) before income taxes	(35,760)	50,440	10,212	—	24,892
Provision (benefit) for income taxes	(12,515)	21,705	860	—	10,050

Income (loss) before equity earnings	(23,245)	28,735	9,352	—	14,842
Equity earnings in subsidiaries	(38,268)	—	—	38,268	—

Income (loss) from continuing operations	15,023	28,735	9,352	(38,268)	14,842
Gain from discontinued operations, net of tax	—	(181)	—	—	(181)

Net income (loss)	$15,023	$28,916	$9,352	$(38,268)	$15,023

	Six Months Ended June 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$509,480	$51,606	$757	$561,843
Total cost of services	—	393,658	37,432	757	431,847

Total gross profit	—	115,822	14,174	—	129,996

General and administrative expenses	729	54,191	7,127	—	62,047
Amortization of intangibles	—	1,165	—	—	1,165
Gain on sale of assets	—	(1,426)	—	—	(1,426)

Operating income (loss)	(729)	61,892	7,047	—	68,210

Interest expense, net	27,811	(642)	(54)	—	27,115
Loss on change in fair value of economic hedges	793	—	—	—	793
Other, net	—	1,497	—	—	1,497

Income (loss) before income taxes	(29,333)	61,037	7,101	—	38,805
Provision (benefit) for income taxes	(10,267)	16,249	—	—	5,982

Income (loss) before equity earnings	(19,066)	44,788	7,101	—	32,823
Equity earnings in subsidiaries	(51,877)	—	—	51,877	—

Income (loss) from continuing operations	32,811	44,788	7,101	(51,877)	32,823
Loss from discontinued operations, net of tax	—	12	—	—	12

Net income (loss)	$32,811	$44,776	$7,101	$(51,877)	$32,811

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows:

	Six Months Ended June 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(28,110)	$39,775	$11,196	$—	$22,861

Investing Activities:
Purchases of property, equipment, and other assets	—	(24,108)	(2,042)	—	(26,150)
Acquisitions, net of cash acquired	—	(3,073)	(147)	—	(3,220)

Net cash used in investing activities	—	(27,181)	(2,189)	—	(29,370)

Financing Activities:
Repayments of debt	(35,482)	(801)	—	—	(36,283)
Distributions to minority interests	—	(1,498)	—	—	(1,498)
Payment of deferred financing costs	(46)	—	—	—	(46)
Contribution from issuance of common stock by parent	372	—	—	—	372
Tax benefit associated with stock options exercised	27	—	—	—	27
Intercompany, net	63,239	(61,640)	(1,599)	—	—
Receipt (payment) of equity distributions	—	6,613	(6,613)	—	—

Net cash provided by (used in) financing activities	28,110	(57,326)	(8,212)	—	(37,428)

Net Increase (Decrease) in Cash and Cash Equivalents	—	(44,732)	795	—	(43,937)
Cash and Cash Equivalents, beginning of period	—	56,511	8,546	—	65,057

Cash and Cash Equivalents, end of period	$—	$11,779	$9,341	$—	$21,120

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Six Months Ended June 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(27,472)	$79,919	$6,594	$—	$59,041

Investing Activities:
Purchases of property, equipment, and other assets	—	(23,318)	(850)	—	(24,168)
Acquisitions, net of cash acquired	—	(5,677)	—	—	(5,677)
Proceeds from the sale of assets	—	885	—	—	885

Net cash used in investing activities	—	(28,110)	(850)	—	(28,960)

Financing Activities:
Repayments of debt	(31,987)	(245)	—	—	(32,232)
Distributions to minority interests	—	(342)	—	—	(342)
Payment of deferred financing costs	(28)	—	—	—	(28)
Contribution from issuance of common stock by parent	21	—	—	—	21
Intercompany, net	59,466	(58,249)	(1,217)	—	—
Receipt (payment) of equity distributions	—	3,834	(3,834)	—	—

Net cash provided by (used in) financing activities	27,472	(55,002)	(5,051)	—	(32,581)

Net Increase in Cash and Cash Equivalents	—	(3,193)	693	—	(2,500)
Cash and Cash Equivalents, beginning of period	—	53,468	7,851	—	61,319

Cash and Cash Equivalents, end of period	$—	$50,275	$8,544	$—	$58,819

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

Executive Summary

In the first six months of 2006, due in part to acquisitions and increased volumes from our clients, we achieved revenue and gross profit growth with a slight increase in gross profit margin as compared to the first half of 2005. Due to the high concentration of our services that relate to the nation’s employed workforce, changes in employment can have a direct influence on the underlying demand for our services.

During the second quarter and first half of 2006, we achieved overall revenue growth of 15.2% and 15.0% over the second quarter and first half of 2005, respectively, primarily in our Network Services and Health Services business segments, which was partially offset by declines in the revenue in our Care Management Services business segment. Our Health Services segment grew due to acquisitions that were completed during 2005, increased visits to our centers and growth from our diversified services. Revenue in our Network Services segment increased primarily due to the acquisition of Beech Street Corporation (“Beech Street”) which was completed in October 2005, as well as increased billings to new and existing group health insurance companies and other customers. Revenue in our Care Management Services segment decreased slightly in the second quarter and year-to-date of 2006 primarily due to decreases in our field case management and independent medical exams services, partially offset by increases in our telephonic case management services. The decline in revenue for Care Management Services in the second quarter and first half of 2006 is also a result of increased competition on a regional and local level, stronger work guidelines pertaining to the services we render, and declines in referral trends, which we believe relate to declining rates of workplace injuries that become longer-term disability cases.

Our Health Services and Network Services business segments provide higher gross and operating margins than does our Care Management Services business segment. Our overall gross profit increased 20.6% and 17.4%, while overall gross profit margin increased to 24.5% and 23.6% in the second quarter and first half of 2006 as compared to the second quarter and first half of 2005, respectively. The increase in gross profit was primarily due to growth in our Health Services and Network Services segments, which was partially offset by a decrease in the contribution from our Care Management Services segment. The increase in the gross profit margin was primarily due to an increase in our Network Services segment, partially offset by decreases in our Care Management Services and Health Services segments. The increase in Health Services gross profit is primarily due to increased visits, gross profits from the Occupational Health + Rehabilitation Inc (“OH+R”) health centers acquired in October 2005, increased revenue per visit, and increases in diversified services. In the second quarter and first half of 2006, our Network Services margins increased primarily due to the acquisition of Beech Street and improved profitability for existing services we provide to group health insurance companies, health plans, third-party administrators, and other payors of health care. The gross profit and gross profit margin increases were partially mitigated by decreased margins as compared to the prior year due to decreases in volumes related to our higher margin workers’ compensation preferred provider organization services and auto-based provider bill repricing and review services and the loss of a significant group health customer in 2005. While we will continue to seek measures that will minimize our costs of providing services, in future periods our growth in operating earnings may become increasingly dependent on our ability to increase revenue.

During the second quarter, we incurred $3.8 million in tax, legal, accounting, and other professional fees in connection with our work on a negotiated transaction with a third party. At the conclusion of the quarter, due to various factors, we determined that the likelihood of the transaction being consummated as it had originally been structured had become remote, and have accordingly expensed the full amount of the related professional fees.

We adopted Statement of Financial Accounting Standards No. (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123R”) on a prospective basis effective January 1, 2006, which resulted in $2.8 million and $3.9 million in additional non-cash stock-based compensation expense in the second quarter and first half of 2006 from the second quarter and first half of 2005, respectively. These amounts include $1.6 million in equity compensation associated with the modification of our Chairman’s stock option agreement due to technical considerations arising in connection with the terminated strategic transaction.

During the first half of 2006, we continued our focus on working capital management and the reduction of our overall cost of indebtedness. We provided $22.9 million in cash flow from operating activities in the first six months of 2006, which was primarily a result of increased operating income. We reduced our days sales outstanding on accounts receivable (“DSO”) to 52 days as compared to 57 days at the same time in the prior year.

Overview

We are dedicated to improving quality of life by making healthcare accessible and affordable. We seek to achieve this goal by developing and delivering services designed to promote favorable outcomes and to increase efficiencies in the delivery of and payment for healthcare services. From a foundation of services designed to improve workers’ compensation results for our customers, we also serve the group health and auto injury services markets, where payors of healthcare and insurance benefits also routinely seek to enhance healthcare access and affordability. We provide our services through three operating segments: Health Services, Network Services, and Care Management Services.

Through our Health Services segment, we are a leading provider of primary occupational healthcare services in the United States. We operate a nationwide network of primary-care centers principally dedicated to the treatment of workplace injuries, including a range of physical therapy and rehabilitation services, and the performance of other employment-related healthcare services. Our affiliated professional associations perform these services through their primary care physicians and physical therapists, as well as nurses and other licensed healthcare providers. Through this segment of our business, we also provide other related diversified health services that include on-site medical, pharmacy, and laboratory related services.

Our Network Services segment provides a broad range of services (primarily to insurance companies, third-party administrators, and other healthcare payors) designed to improve healthcare affordability by increasing healthcare access, reducing inefficiencies, repricing claims, and streamlining administration of healthcare financial arrangements between payors and providers.

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

The following table provides certain information concerning our occupational healthcare centers:

	Six Months Ended June 30, 2006	Year Ended December 31,
		2005	2004
Centers at the end of the period(1)	305	300	257
Centers acquired during the period(2)	2	37	7
Centers developed during the period	3	8	—
Centers closed during the period	—	2	—

(1)	Does not include the centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.
(2)	Represents centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period. We acquired three centers, sixteen centers, and three centers that were subsequently consolidated into existing centers during the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004, respectively.

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

The following table provides the results of operations for three and six months ended June 30, 2006 and 2005 ($ in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
Revenue:
Health Services	$190.5	$167.2	$23.3	13.9%	$371.5	$321.8	$49.7	15.5%
Network Services	88.8	68.3	20.5	29.9%	172.8	136.1	36.7	26.9%
Care Management Services	51.3	51.4	(0.1)	(0.1)%	101.5	103.9	(2.4)	(2.2)%

Total revenue	$330.6	$286.9	$43.7	15.2%	$645.8	$561.8	$84.0	15.0%

Cost of services:
Health Services	$154.3	$134.6	$19.7	14.7%	$305.9	$262.8	$43.1	16.4%
Network Services	49.8	40.5	9.3	22.8%	97.3	80.9	16.4	20.2%
Care Management Services	45.5	44.6	0.9	2.0%	90.0	88.1	1.9	2.1%

Total cost of services	$249.6	$219.7	$29.9	13.6%	$493.2	$431.8	$61.4	14.2%

Gross profit:
Health Services	$36.2	$32.6	$3.6	10.9%	$65.6	$59.0	$6.6	11.1%
Network Services	39.0	27.8	11.2	40.2%	75.5	55.2	20.3	36.7%
Care Management Services	5.8	6.8	(1.0)	(13.4)%	11.5	15.8	(4.3)	(26.6)%

Total gross profit	$81.0	$67.2	$13.8	20.6%	$152.6	$130.0	$22.6	17.4%

Gross profit margin:
Health Services	19.0%	19.5%		(0.5)%	17.7%	18.3%		(0.6)%
Network Services	43.9%	40.7%		3.2%	43.7%	40.5%		3.2%
Care Management Services	11.4%	13.2%		(1.8)%	11.4%	15.2%		3.8%

Total gross profit margin	24.5%	23.4%		1.1%	23.6%	23.1%		0.5%

Revenue

The increase in revenue in the second quarter and first half of 2006 was due to growth in our Health Services and Network Services businesses, partially offset by decreased volumes in our Care Management Services business. Total contractual allowances offset against revenue during the quarters ended June 30, 2006 and 2005 were $21.9 million and $19.6 million, respectively and were $39.9 million and $39.6 million for the first half of 2006 and 2005, respectively. The increase was primarily due to increased revenue in our Health Services business segment.

Health Services. Health Services’ revenue increased due to the effects of acquisitions that were completed during 2005 and due to growth in visits to our centers. Increases in diversified services, which include our managed pharmacy prescription program, employer on-site healthcare, and laboratory services, also contributed to this segment’s revenue growth. The number of total patient visits per day to our centers in the second quarter and first half of 2006 increased 12.4% and 13.6% as compared to the second quarter and first half of 2005, respectively, and increased 3.7% and 4.2%, respectively, on a same-center basis. Our “same-center” comparisons represent all centers that Health Services has operated for the previous two full years, excluding centers affected by the consolidation of acquired centers. The increase in same-center visits for the second quarter and first half of 2006 relates primarily to increases in non-injury and non-illness related visits. We believe these trends are a result of growth in national employment trends, as well as the efforts of our sales and account management teams.

For the second quarters of 2006 and 2005, Health Services derived 69.9% and 70.1%, respectively, of its net revenue from the treatment of work-related injuries and illnesses, and 30.1% and 29.9%, respectively, of its net revenue from non-injury and non-illness related medical services. Injury-related visits constituted 44.8% and 45.8% of visits in the second quarters of 2006 and 2005, respectively. For the first six months of 2006 and 2005, Health Services derived 70.1% and 70.6%, respectively, of its net revenue from the treatment of work-related injuries and illnesses, and 29.9% and 29.4%, respectively, of its net revenue from non-injury and non-illness related medical services. Injury-related visits constituted 45.4% and 46.6% of visits in the first half of 2006 and 2005, respectively. Due primarily to relative increases in lower priced non-injury services as compared to higher priced injury-related patient visits, we have been experiencing a decrease in our average revenue per visit. Average revenue per same-center visit decreased 1.4% and 1.2% in the second quarter and first half of 2006 as compared to the same periods of the prior year, respectively. Revenue from our centers was $164.9 million and $146.7 million for the second quarter of 2006 and 2005, respectively, while revenue from diversified services was $25.6 million and $20.5 million for the same respective periods. Revenue from our centers was $321.8 million and $282.1 million for the first six months of 2006 and 2005, respectively, while revenue from diversified services was $49.7 million and $39.7 million for the same respective periods.

Our centers derive the vast majority of their patient visits and revenue by providing occupational health and workers’ compensation injury-related services to employers. During the past several years, as the United States economy has grown, our growth has come in part from the related underlying growth in national employment. In the quarters to come, we believe that the performance of our centers will continue to be affected by the nation’s employment trends.

Network Services. This segment’s revenue increased primarily due to our acquisition of Beech Street in October 2005, and also due to increased billings for services we provide primarily to new and existing group health insurance companies, health plans, third-party administrators, and other payors of health care. Revenue from the group health portion of our Network Services segment increased by a total of $21.4 million and $38.7 million in the second quarter and first half of 2006 from the same periods in 2005, respectively. The Network Services’ revenue increase in 2006 was partially offset by lower billings for services that we provide for payors of workers’ compensation insurance. As compared to the second quarter and first half of 2005, revenue from our worker’s compensation-based provider bill repricing and review services decreased by $0.1 million and $1.2 million and revenue for our auto-based provider bill repricing and review services decreased by $0.8 million and $0.2 million in the second quarter and first half of 2006, respectively.

Growth in the group health portion of our Network Services segment was adversely affected beginning in the second quarter of 2005 as a result of the loss of a significant customer account that provided us approximately $19.7 million in revenue during 2004. Although this customer decided to in-source nearly all of the services that we provided, we continue to provide a modest amount of related services. Revenue for these services to this client decreased by approximately $0.9 million and $4.8 million in the second quarter and first half of 2006 from the same periods of 2005. In addition to the effects of this customer loss, we have also experienced pricing pressures by certain of our larger group health customers. Despite these trends, during the second quarter of 2006, services to new clients and increased service volumes to existing customers enabled us to grow our underlying revenue from group health customers. We have also experienced a decline in our revenue from workers’ compensation preferred provider organization (“PPO”) services, primarily due to a decline in bill volumes from some of our customers.

Care Management Services. For the second quarter and year-to-date of 2006, revenue for our Care Management Services segment decreased from the same periods of 2005 primarily due to decreases in our field case management and independent medical exams services, partially offset by increases in our telephonic case management services. Over the past several years, we believe that our referral trends have been decreasing as a result of a potential reduction in the reliance by insurers on these types of services, declining rates of workplace injuries that become longer-term disability cases, as well as increased competition on a regional and local level. Additionally, throughout most of 2005, we strengthened our guidelines and oversight related to our work and time recordation practices for nurse case managers, and we changed their compensation programs. We believe these and other related training initiatives have resulted in lower rates of nurse case manager utilization and related revenue.

Cost of Services

Total cost of services increased primarily due to higher expenses in Health Services and Network Services, as well as a smaller relative increase in Care Management Services. The increases in Health Services’ expenses related primarily to our acquisitions of centers, and an increase in the number of visits to our health centers and the corresponding increase in staffing levels and other related costs of operations. In addition to increases in costs due to general inflation, Health Services has increased its expenses in the areas of sales, account management and other client services. The increase in expenses for Network Services primarily related to the addition of Beech Street in October 2005. The increase in Care Management Services’ expenses primarily relates to decreases in nurse case manager productivity, as well as increases in personnel and other direct expenses. Cost of services also increased $0.2 million and $0.4 million for the second quarter and first six months of 2006 relating to non-cash stock-based compensation expense resulting from our adoption of SFAS 123R in 2006.

Gross Profit

We reported increased gross profit in the second quarter and first half of 2006 from the same periods of 2005, primarily due to the acquisition of Beech Street, our Health Services acquisitions, and growth in our Network Services and Health Services segments, partially offset by lower gross profit in our Care Management Services segment. Our overall gross profit margin increased slightly, primarily due to an increase for our Network Services segment, partially offset by decreases for our Care Management Services and Health Services segments. The factors contributing to these trends are further described for each of our segments below.

Health Services. The primary factors contributing to Health Services’ gross profit increase were our acquisitions of health centers, higher visits, and increases in diversified services. The primary factors contributing to this segment’s slight gross profit margin decrease relate to acquisitions of lower margin centers and additions of lower margin developed centers, as well as increased expenses for personnel and information technology costs. Generally, due to an increasing portion of our patient visits being related to lower priced injury-related occupational health care services, our overall composite average revenue per visit has been decreasing during 2006. Due in part to inflationary increases in our wages and other costs, these pricing trends have dampened the rate of gross contribution growth from our health centers relative to their increases in revenue.

Network Services. Network Services’ gross profit increased in the second quarter and first half of 2006 primarily due to the acquisition of Beech Street in October 2005. Additionally, the gross profit and gross profit margin increased due to improved profitability for existing services we provide to group health insurance companies, health plans, third-party administrators, and other payors due to revenue increases in excess of cost increases. The gross profit and gross profit margin increase for Network Services was partially offset by decreases related to our workers’ compensation-based provider bill repricing and review services, primarily due to revenue declines. Our gross profitability from this segment was negatively affected by a decrease in our revenue from our higher-margin workers’ compensation preferred provider organization services and auto-based provider bill repricing and review services and the loss of a significant group health customer in 2005. In coming quarters, we believe that our gross margin percentage for these services will continue to decrease slightly due to price competition, the fact that our newer workers’ compensation services clients and bill volumes have generally related to our relatively lower margin bill review services.

Care Management Services. The decrease in our gross profit and gross profit margin for our Care Management Services segment was due primarily to the revenue decreases and cost increases described above. In 2005, we improved our profitability by continuing cost reduction initiatives undertaken during the fall of 2004 and secondarily due to an emphasis on seeking to reduce our concentration in service areas and with certain accounts that had been unprofitable. Additionally, we refocused our emphasis toward increasing our overall profitability by reducing the amount of our services in less profitable accounts and in seeking increases in the overall pricing levels. In coming quarters, to the extent we are unable to reduce costs in amounts commensurate with further revenue declines in this segment of our business, our gross profit contribution and margins could continue to be adversely affected.

General and Administrative Expenses

General and administrative expenses increased $15.7 million, or 51.2%, in the second quarter of 2006 to $46.4 million from $30.7 million in the second quarter of 2005, or 14.0% and 10.7% as a percentage of revenue for the second quarters of 2006 and 2005, respectively. For the first six months of 2006, general and administrative expenses increased $27.6 million, or 44.5%, to $89.7 million from $62.0 million in the first six months of 2005.

During the second quarter of 2006, we incurred $3.8 million in tax, legal, accounting, and other professional fees in connection with our work on a negotiated transaction with a third party. At the conclusion of the quarter, due to various factors, we determined that the likelihood of the transaction being consummated as it had originally been structured had become remote, and we have accordingly expensed the full amount of the related professional fees. The adoption of SFAS 123R in 2006 resulted in $2.6 million and $3.5 million of increases in general and administrative expenses for the second quarter and first six months of 2006 from the same periods in 2005, respectively, and non-cash compensation for restricted stock amortization increased $0.6 million and $1.2 million for the same respective periods of 2006. These amounts include $1.6 million in equity compensation expense associated with the modification of our Chairman’s stock option agreement due to technical considerations arising in connection with the terminated strategic transaction.

Other general and administrative expense increases for 2006 were associated with the acquisitions of Beech Street and OH+R in October 2005 and other growth in legal expenses, compensation, contract labor, property and casualty insurance, and marketing expense.

Sale of Assets

Through an agreement with the State of Ohio Bureau of Worker’s Compensation, we provided medical management and cost containment services to Ohio employers and injured workers (the “Ohio MCO”). In April 2005, we entered into an agreement with a third party to sell the assets of the Ohio MCO for $1.6 million. We recorded a gain on sale of assets of $1.4 million for the sale. We provided these services through our Care Management Services segment. Total revenue for the Ohio MCO was $0.6 million for 2005.

Interest Expense, Net

Interest expense increased $3.6 million in the second quarter of 2006 to $16.8 million from $13.2 million in the second quarter of 2005. For the first six months of 2006 and 2005, interest expense was $33.4 million and $27.1 million, respectively. Interest expense increased primarily due to increased term loan borrowings under our credit facility and higher effective interest rates on these borrowings. In October 2005, we replaced our existing $501.5 million term loan facility with a new $675.0 million senior credit facility, consisting of a $150.0 million revolving credit facility and a $525.0 million term loan facility. The new senior credit facility provides the Company with a lower interest rate on borrowings than the previous credit facility. Rising market interest rates have caused interest rates on our term loan borrowings for 2006 to be higher than those for the prior year. As of June 30, 2006, approximately 59.3% of our debt contained floating rates. Rising interest rates would negatively impact our results. See “Liquidity and Capital Resources” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Economic Hedges

In March 2005, we entered into a series of economic hedges to reduce the effect of variable interest rate fluctuations on a portion of our credit facility. Our currently outstanding economic hedges convert a total of $60.0 million of variable rate debt to fixed rates and expire in various amounts over a three-year period ending March 2008. We recognize the changes in fair value of these economic hedges as assets and liabilities include any adjustments to the fair value each period in earnings. We recorded gains of $0.2 million and $0.4 million in the second quarter and first half of 2006 and a loss of $0.8 million in the second quarter of 2005 related to the change in the fair value of these economic hedges. The computation of gains and losses is based upon the change in the fair value of our economic hedges, which results in non-cash charges or credits to our earnings and does not impact cash flows from operations or operating income.

Provision (Benefit) for Income Taxes

For the second quarter and first half of 2006, we recorded tax provisions of $6.2 million and $10.1 million, respectively, which reflected effective tax rates of 40.5% and 40.4%, respectively. We recorded a tax benefit of $0.9 million in the second quarter of 2005 and a tax provision of $6.0 million in the first half of 2005, which reflected effective tax rates of (3.9%) and 15.4%, respectively. The 2005 effective rate differed from the statutory rate primarily due to the reduction of previously accrued income tax liabilities in connection with resolution of the federal income tax audit during 2005. The 2005 effective rate was, accordingly, impacted by a $10.2 million benefit to income tax expense resulting from the closing of the Internal Revenue Service’s audits of our 1999, 2000, and 2001 federal income tax returns. Additionally, the impact of both state income taxes as well as other permanent differences created a difference between the effective and statutory rates for 2006 and 2005. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate for the remaining two quarters of 2006.

Discontinued Operations

Due primarily to our recent operating performance, management determined that we should sell or close the operations of our Canadian field case management services in 2005. We completed the sale of these operations in August 2005 for $13,900 cash consideration, which approximated net book value. For the second quarter and first half of 2006, we recorded a slight gain and a $0.2 million gain from discontinued operations, respectively, from the same periods of 2005. We recorded slight losses from discontinued operations for the second quarter and first half of 2005 from the same prior year periods.

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

During the second quarter of 2006, we entered into negotiations with a third party that resulted in the structuring of a potential transaction. Due to the complexity of the envisioned transaction structure, we incurred $3.8 million in tax, legal, accounting, and other professional fees. At the close of the quarter, for various reasons, we determined that the likelihood of the strategic transaction being consummated as it had originally been structured had become remote, and we accordingly expensed the full amount of the related professional fees.

We acquired two occupational healthcare centers and developed three occupational healthcare centers in the first half of 2006. We currently believe we will consummate several additional acquisitions of centers in small transactions in our Health Services segment as well as develop several additional occupational healthcare centers during the last half of 2006.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 had no financial impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that tax position is more likely than not of being sustained on audit, based upon the technical merits of the tax position. FIN 48 also provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006, and we will be required to adopt FIN 48 as of January 1, 2007. We are currently evaluating the impact that FIN 48 will have on our consolidated financial position, results of operations, and cash flows upon its adoption in 2007.

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

Cash Flows from Operating Activities. Cash flows from operating activities provided $22.9 million for the six months ended June 30, 2006 and $59.0 million for the six months ended June 30, 2005. The decrease in cash flows from operating activities in the first six months of 2006 from the first six months of 2005 was primarily a result of changes in working capital and decreased operating income. During the first six months of 2006, $29.3 million of cash was used by changes in working capital, including increased accounts receivable of $15.8 million, increased prepaid expenses and other assets of $5.7 million, and decreased accounts payable and accrued liabilities of $7.8 million. The increase in accounts receivable primarily related to increases in revenue in the first half of 2006 and decreases in our relative amount of accounts receivable as compared to revenue in the first six months of 2005. Prepaid expenses and other assets increased and accounts payable and accrued expenses decreased due to the timing of certain payments, including payment of deposits, prepaid insurance, accrued payroll, deferred rent, and accrued interest on our debt. In particular, due to the timing of our due date for payments of interest on our senior debt, we made our fourth quarter 2005 interest payment of $8.4 million in the first quarter of 2006, in addition to our first quarter 2006 interest payment of $8.7 million that was made in March 2006. Accordingly, we anticipate five payments of interest on our senior debt during 2006, which will decrease our cash flow from operating activities during the current year. During the first six months of 2005, $4.3 million of cash was provided by changes in working capital, related to increased accounts payable and accrued liabilities of $14.6 million, partially offset by increased accounts receivable of $3.6 million and increased prepaid expenses and other assets of $6.7 million. Accounts payable and accrued expenses and prepaid expenses and other assets increased due to the timing of certain payments, including payment of accrued payroll and deferred rent.

One of our financial objectives is to minimize the amount of net working capital necessary for us to operate. We believe that through these efforts, we may be able to generally reduce our overall borrowing requirements. Accordingly, we periodically strive to improve the speed at which we collect our accounts receivable and to maximize the duration of our accounts payable. Our DSO on accounts receivable was 52 days at June 30, 2006, as compared to 57 days at June 30, 2005. We currently do not anticipate significant future decreases in our DSO, and as such, do not believe that we will experience improvements in our cash flows from operating activities from working capital improvements to the same extent we have in past years. We calculate DSO based on accounts receivable, net of allowances, divided by the average revenue per day for the prior three months. The decrease in the DSO in the second quarter of 2006 from the second quarter of 2005 was primarily due to stronger collection trends, primarily for our Network Services and Care Management Services businesses.

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

Cash Flows from Investing Activities. In the first half of 2006, we used net cash of $3.2 million in connection with acquisitions and $26.2 million to purchase property, equipment, and other assets, consisting primarily of new computer hardware, software technology, and leasehold improvements. In the first half of 2005, we used net cash of $5.7 million in connection with acquisitions and $24.2 million to purchase property, equipment, and other assets, consisting primarily of new computer hardware, software technology, and leasehold improvements. Proceeds from the sale of the Ohio MCO assets provided $0.8 million of net cash in the first half of 2005.

Given the current rate of growth in our Health Services segment and the opportunities we perceive for future expansion of this business, we anticipate that during 2006 we will continue to make capital investments in health center relocations, de novo development of health centers, improvements to acquired health centers, and renovations. Additionally, in the ordinary course of business we will continue to fund capital expenditures for various information technology projects that we believe will support our continued growth. Based upon our current estimates, we believe our various information technology expenditures could increase in coming quarters, primarily to support our future growth in the Network Services segment, including the continued integration of Beech Street. As a result of these trends in health center and information technology projects, we currently anticipate that our capital expenditures for 2006 will be slightly greater than the amount we incurred in 2005. In prior years, our capital expenditures have generally been in a range of 3% to 5% of our revenue. We currently believe that our expenditures for 2006 will remain in this range. Additionally, we anticipate using approximately $5.0 million to $7.0 million of restricted cash in 2006 as required by our captive insurance arrangement.

Cash Flows from Financing Activities. Cash flows used in financing activities in the first six months of 2006 of $37.4 million were primarily due to payments on debt of $36.3 million and distributions to minority interests of $1.5 million. Cash flows used in financing activities in the first six months of 2005 of $32.6 million were primarily due to payments on debt of $32.2 million, which includes a $30.1 million prepayment of our term loan, and distributions to minority interests of $0.3 million.

Senior Credit Facility. As necessary, we make short-term borrowings under our credit facility for working capital and other purposes. Given the timing of our expenditures for payroll, interest payments, acquisitions, and other significant outlays, our level of borrowing under our revolving credit facility can vary substantially throughout the course of an operating period. During 2005 and the first six months of 2006, we had no borrowings under our revolving credit facility.

Our amended credit facility requires us to satisfy certain financial covenant ratio requirements including leverage ratios, interest coverage ratios, and fixed charge coverage ratios. In the first six months of 2006, we were in compliance with our covenants, including our financial covenant ratio tests. The leverage ratio and interest coverage ratio requirements for the quarter ended June 30, 2006, were 5.50 to 1.00 and 2.35 to 1.00, respectively. While less restrictive than the requirements under the previous credit facility, the leverage ratio and the interest coverage ratio requirements under the new credit facility become increasingly more restrictive in future quarters through the second quarter of 2010 and the first quarter of 2010, respectively. Although we currently anticipate achieving these required covenant levels, our ability to be in compliance with these more restrictive ratios depends on our ability to increase cash flows over current levels. At June 30, 2006, we had no borrowings and $20.1 million of letters of credit outstanding under our $150.0 million revolving credit facility and $489.5 million in term loans outstanding under our term loan facility. Our total indebtedness outstanding was $825.9 million at June 30, 2006.

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

Economic Hedges. In March 2005, we entered into a series of economic hedges. Our currently outstanding economic hedges convert $60.0 million of variable rate debt to fixed rates and expire over a three-year period ending March 31, 2008. We recognize non-cash changes to the fair value of these economic hedges as assets or liabilities and include any adjustments to the fair value in our income statement.

Legal Proceedings

In January 2005, a wholly-owned subsidiary of the Company, Concentra Integrated Services, Inc. (“CISI”), received a subpoena from the Office of the Attorney General of the State of New York (“NYAG”). The subpoena requested documents and information regarding CISI’s relationships with third-party administrators and healthcare providers in connection with the NYAG’s review of contractual relationships in the workers’ compensation segment of the insurance industry. CISI engaged in discussions with the NYAG concerning its response to the subpoena, and CISI has cooperated fully with the investigation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. Our largest exposure with respect to variable rate debt comes from changes in the LIBOR. At June 30, 2006, approximately 59.3% of our debt contained variable rates. Our interest expense for variable rate instruments would increase approximately $2.6 million for the twelve months ending June 30, 2007 if interest rates average 10% over that 12 month period than they did at June 30, 2006. Market rate volatility is dependent on many factors that are impossible to forecast and actual interest rate increases could be more or less severe than this 10% increase. We do not hold or issue derivative financial instruments for trading or speculation purposes and are not a party to any leveraged derivative transactions.

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

Item 4. Submission of Matters to a Vote of Security Holders

On June 22, 2006, the board of directors of Concentra Operating was re-elected in its entirety. On that date, Concentra Holding, as sole stockholder of Concentra Operating, by written consent in lieu of annual meeting of stockholders, voted all of Concentra Operating’s outstanding stock in favor of the re-election of the following persons to serve as the directors of Concentra Operating until the next annual meeting of stockholders: John K. Carlyle, Carlos A. Ferrer, David A. George, D. Scott Mackesy, Steven E. Nelson, Norman C. Payson, M.D., Paul B. Queally, Richard J. Sabolik, Daniel J. Thomas, and William H. Wilcox. The board of directors of Concentra Operating did not solicit proxies.

Also on June 22, 2006, at the annual meeting of stockholders of Concentra Holding, the board of directors of Concentra Holding was re-elected in its entirety. The board of directors of Concentra Holding did not solicit proxies. At the annual meeting of Concentra Holding:

•	By a vote of 22,656,194 shares in favor, none opposed, none abstaining, the common stockholders of Concentra Holding re-elected the following persons to serve as directors of Concentra Holding until the next annual meeting of stockholders: John K. Carlyle, David A. George, D. Scott Mackesy, Steven E. Nelson, Norman C. Payson, M.D., Paul B. Queally, Richard J. Sabolik, Daniel J. Thomas, and William H. Wilcox; and

•	By a vote of 2,029,988 shares in favor, none opposed, none abstaining, the Class A common stockholders of Concentra Holding, voting as a separate class, re-elected Carlos A. Ferrer to serve as a director of Concentra Holding until the next annual meeting of stockholders.

As previously reported to the Securities and Exchange Commission, at the June 22, 2006 Concentra Holding annual stockholders meeting, the stockholders of Concentra Holding voted to amend the 1999 Stock Plan to increase the maximum total number of shares for which awards may be granted thereunder from 5,250,000 to 6,750,000. The amendment to the 1999 Stock Plan was approved by a vote of 24,686,182 shares in favor, none opposed, and none abstaining.

Item 6. Exhibits

Exhibit No.	Description
10.1	Indemnification Agreement dated as of August 1, 2006 between Concentra Holding and Mark A. Solls.

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCENTRA OPERATING CORPORATION

August 9, 2006	By:	/s/ Thomas E. Kiraly
Thomas E. Kiraly
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Indemnification Agreement dated as of August 1, 2006 between Concentra Holding and Mark A. Solls.

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith