Form 10-Q
period 2006-09-30
CONCENTRA OPERATING CORP
filed 2006-11-09
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation. As of November 1, 2006, there were 36,366,640 shares outstanding of Concentra Inc. common stock, none of which were publicly traded. Currently there is no established trading market for these shares.

CONCENTRA OPERATING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONCENTRA OPERATING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$26,966	$65,057
Short-term investments	35,162	—
Restricted cash and short-term investments	4,911	4,723
Accounts receivable, net	196,743	171,357
Prepaid expenses and other current assets	43,362	43,773

Total current assets	307,144	284,910

Property and equipment, net	132,691	124,556
Goodwill and other intangible assets, net	664,828	664,090
Other assets	31,408	29,809

Total assets	$1,136,071	$1,103,365

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Revolving credit facility	$—	$—
Current portion of long-term debt	629	20,074
Accounts payable and accrued expenses	172,272	163,774

Total current liabilities	172,901	183,848

Long-term debt, net	825,025	840,756
Deferred income taxes and other liabilities	92,904	72,599

Total liabilities	1,090,830	1,097,203

Stockholder’s equity:
Common stock	—	—
Paid-in capital	67,821	58,117
Accumulated deficit	(22,580)	(51,955)

Total stockholder’s equity	45,241	6,162

Total liabilities and stockholder’s equity	$1,136,071	$1,103,365

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Health Services	$198,337	$173,284	$569,866	$495,089
Network Services	89,899	67,541	262,686	203,726
Care Management Services	50,972	49,005	152,517	152,858

Total revenue	339,208	289,830	985,069	851,673

Cost of services:
Health Services	160,501	138,376	466,405	401,134
Network Services	49,313	39,580	146,648	120,550
Care Management Services	43,807	43,190	133,801	131,309

Total cost of services	253,621	221,146	746,854	652,993

Total gross profit	85,587	68,684	238,215	198,680

General and administrative expenses	41,011	29,670	130,666	91,717
Amortization of intangibles	1,422	583	4,145	1,748
Gain on sale of assets	—	—	—	(1,426)

Operating income	43,154	38,431	103,404	106,641

Interest expense, net	17,815	14,166	51,210	41,281
(Gain) loss on change in fair value of economic hedges	349	(662)	(91)	131
Other, net	786	1,105	3,189	2,602

Income before income taxes	24,204	23,822	49,096	62,627
Provision for income taxes	9,852	2,508	19,902	8,490

Income from continuing operations	14,352	21,314	29,194	54,137
(Gain) loss from discontinued operations, net of tax	—	536	(181)	548

Net income	$14,352	$20,778	$29,375	$53,589

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net income	$29,375	$53,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	30,226	26,786
Amortization of intangibles	4,145	1,748
Restricted stock amortization and equity-based compensation	8,163	1,095
Gain on sale of sale of assets	—	(1,426)
(Gain) loss on change in fair value of economic hedges	(91)	131
Deferred income taxes	18,033	2,451
Write-off of fixed assets	127	520
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(24,532)	834
Prepaid expenses and other assets	(2,308)	(11,319)
Accounts payable and accrued expenses	14,611	22,265

Net cash provided by operating activities	77,749	96,674

Investing Activities:
Purchases of property, equipment, and other assets	(36,139)	(35,103)
Purchases of short-term investments	(35,162)	—
Acquisitions, net of cash acquired	(6,723)	(8,334)
Proceeds from the sale of assets	—	1,699

Net cash used in investing activities	(78,024)	(41,738)

Financing Activities:
Borrowings (payments) under revolving credit facilities, net	—	—
Repayments of debt	(36,480)	(33,234)
Distributions to minority interests	(1,772)	(672)
Payment of deferred financing costs	(46)	(28)
Contribution from issuance of common stock by parent	423	160
Tax benefit associated with stock options exercised	59	—

Net cash used in financing activities	(37,816)	(33,774)

Net Increase (Decrease) in Cash and Cash Equivalents	(38,091)	21,162
Cash and Cash Equivalents, beginning of period	65,057	61,319

Cash and Cash Equivalents, end of period	$26,966	$82,481

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$57,290	$39,265
Income taxes paid, net	$2,136	$4,050
Liabilities and debt assumed in acquisitions	$3,911	$1,747

Noncash Investing and Financing Activities:
Capital lease obligations	$1,320	$617
Purchases of restricted short-term investments	$2,429	$2,401
Maturity of restricted short-term investments	$(2,459)	$(210)

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying unaudited consolidated financial statements have been prepared by Concentra Operating Corporation (the “Company” or “Concentra Operating”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments (all of which are of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Results for interim periods should not be considered indicative of results for a full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements and, accordingly, should be read in conjunction with the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes for the year ended December 31, 2005, included in the Company’s 2005 Form 10-K, where certain terms have been defined. Earnings per share has not been reported for all periods presented, as Concentra Operating is a wholly-owned subsidiary of Concentra Inc. (“Concentra Holding”) and has no publicly held shares.

1. Stock Based Compensation

All equity-based compensation information presented below is related to Concentra Holding stock.

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

The table below shows the amounts recognized in the financial statements for the three and nine months ended September 30, 2006 for share-based compensation. Prior to the adoption of SFAS 123R, the Company recorded compensation expense for restricted stock awards and not stock options. Therefore, the table below excludes the effect of restricted stock awards. (in thousands)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of services	$265	$691
General and administrative	1,344	4,880

Total cost of share-based compensation charged against income, before income tax	1,609	5,571
Amount of income tax recognized in earnings	(652)	(2,256)

Amount charged against income	$957	$3,315

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

There were no amounts relating to share-based compensation capitalized during the three and nine months ended September 30, 2006.

The following table illustrates the effect on net income had the Company applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”) for the three and nine months ended September 30, 2005 (in thousands):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income:
As reported	$20,778	$53,589
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(424)	(1,267)

Supplemental pro forma	$20,354	$52,322

(b) Stock Option Plans

The Company had the following two stock option plans under which shares were available for grant at September 30, 2006: the 1999 Stock Option and Restricted Stock Purchase Plan (the “1999 Stock Plan”) and the 2005 Stock Option and Restricted Stock Purchase Plan for Non-Executive Chairman (the “2005 Chairman Plan”).

Under the 1999 Stock Plan, employees, including officers, are eligible to receive grants of either incentive stock options or nonqualified stock options and restricted stock awards. Non-employee directors are eligible to be granted only nonqualified stock options and restricted stock awards. The 1999 Stock Plan provides for automatic awards to non-employee members of Concentra Holding’s board: (1) an initial grant of options to purchase 10,000 shares of Concentra Holding common stock on the next business day following the date of his or her initial election to the board, and (2) an annual grant of options to purchase 4,000 shares of Concentra Holding common stock on the next business day following each annual meeting of stockholders. The exercise price of each director option is 100% of the fair market value of the underlying common stock at the time of grant. Initial options are immediately exercisable. Annual option awards become exercisable ratably on each of the four annual anniversary dates following the date of grant. The exercise period will not exceed ten years from the date of grant; provided that no director option may be exercised more than one year after the optionee ceases to serve as a director of Concentra Holding. Stock options granted to employees generally vest over a four-year period. Prior to vesting, all options are subject to forfeiture upon termination of employment. Depending on the reason for termination of employment, vested options may only be exercised within one month to 90 days of the termination of employment. The exercise period is ten years from the date of grant. The exercise price of incentive and nonqualified stock options granted may not be less than 100% of the fair market value of the shares of common stock, as determined by Concentra Holding’s board of directors or the compensation committee, as the case may be, on the date the option is granted. In addition, the aggregate fair market value of the shares of stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. In addition, no incentive stock option shall be granted to an optionee who owns more than 10% of the total combined voting power for all classes of stock of Concentra Holding, unless the exercise price is at least 110% of the fair market value of the shares of Concentra Holding’s common stock and the exercise period does not exceed five years. Under the 1999 Stock Plan, restricted stock awards generally vest upon the earlier of the achievement of certain operating performance levels, over a period ranging from five to seven years, or the achievement of certain share price levels following an initial public offering. In June 2006, Concentra Holding’s stockholders approved an amendment to the 1999 Stock Plan to increase the maximum total number of shares of Concentra Holding common stock for which awards may be granted thereunder from 5,250,000 shares to 6,750,000 shares. At September 30, 2006, 1,351,951 options or restricted stock awards remained available for grant under the 1999 Stock Plan.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The 2005 Chairman Plan provides for the grant of options or awards to purchase an aggregate 2,811,000 shares of Concentra Holding common stock, either in the form of nonqualified stock options, restricted stock awards, or unrestricted stock awards to the Chairman. The 2005 Chairman Plan includes provisions for adjustment of the number of shares of common stock available for grant of award thereunder and in the number of shares of common stock underlying outstanding options in the event of any stock splits, stock dividends, or other relevant changes in the capitalization of Concentra Holding. The 2005 Chairman Plan will terminate in November 2015, or by action of Concentra Holding’s board of directors if earlier. The 2005 Chairman Plan provides that in the event of a dissolution or liquidation of Concentra Holding, the board of directors may provide, at its discretion, a cash payment in a specified amount in exchange for the termination of options or that any and all unexercised options or outstanding restricted stock awards become exercisable or realizable in full prior to the consummation of such transaction. Under the 2005 Chairman Plan, stock options granted vest over periods ranging from zero to three years, with expiration dates ranging from six months to ten years from the date of grant. In May 2006, the Company extended the timeframe during which the Chairman may exercise certain options that had an initial six month exercise period (the “Six Month Options”) to the earlier of: (a) the 30th day following written receipt of notification from the Company, given no earlier than August 1, 2006, and (b) December 29, 2006. The Company recorded $1.6 million of non-cash stock-based compensation expense related to this option extension in the second quarter of 2006. In September 2006, the Company provided written notice to the Chairman advising him that he had thirty days to exercise the Six Month Options. In October 2006, the exercise period expired, and the 1,666,667 Six Month Options were canceled. At September 30, 2006, 101 options, restricted stock awards, or unrestricted stock awards remained available for grant under the 2005 Chairman Plan.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. The weighted average expected option term for 2006 reflects the application of the simplified method defined in the SEC Staff Accounting Bulletin No. (“SAB”) 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The following assumptions were used to estimate the fair value of options granted during the three and nine months ended September 30, 2006 and 2005 using the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.9%	4.0%	5.1%	3.9%
Expected volatility	35.0%	15.9%	35.0%	15.9%
Expected dividend yield	—	—	—	—
Expected weighted average life of options in years	6.3	5.0	6.3	4.5

A summary of the status for all outstanding options at December 31, 2005 and September 30, 2006, and changes during the period then ended is presented in the table below:

	Number Of Options	Weighted Average Exercise Per Share	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2005	6,835,092	$15.01
Granted	1,081,000	18.00
Exercised	(18,686)	9.25
Canceled	(313,835)	13.54

Options outstanding at September 30, 2006	7,583,571	$15.51	5.3

Options exercisable at September 30, 2006	4,877,214	$15.05	3.4

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2006 and 2005 was $7.91 and $3.27, respectively, and was $7.99 and $3.02, respectively, during the nine months ended September 30, 2006 and 2005. The total intrinsic value for options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) during the three and nine months ended September 30, 2006 was $84,000 and $163,000, respectively and was $0 and $60,000, respectively, during the three and nine months ended September 30, 2005. As of September 30, 2006, unrecognized compensation expense related to unvested stock options totaled approximately $13.2 million, which will be recognized over a weighted average period of 2.6 years.

Prior to the adoption of SFAS 123R, the Company presented the tax benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating activities in the Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing activity, rather than an operating activity. Excess tax benefits of $59,000 in the first nine months of 2006 were classified as a financing activity and would have been classified as an operating activity if the Company had not adopted SFAS 123R. Cash proceeds received from options exercised for the nine months ended September 30, 2006 and 2005 were $173,000 and $159,000, respectively.

A summary of the status for all outstanding restricted share awards at December 31, 2005 and September 30, 2006, and changes during the period then ended is presented in the table below:

	Number Of Restricted Share Awards	Weighted Average Fair Value Per Award
Restricted share awards outstanding at December 31, 2005	837,767	$16.78
Granted	—	—
Released	(111,702)	17.70
Forfeited	—	—

Restricted share awards outstanding at September 30, 2006	726,065	$16.64

The Company recorded amortization of $0.7 million and $0.4 million for the three months ended September 30, 2006 and 2005, respectively and $2.6 million and $1.1 million for the nine months ended September 30, 2006 and 2005, respectively, in connection with the deferred compensation associated with the restricted stock awards. As of September 30, 2006, unrecognized compensation expense related to restricted share awards totaled approximately $6.8 million, which will be recognized over a weighted average period of 1.9 years. The total fair value of restricted share awards released during the three and nine months ended September 30, 2006 was $0.8 million and $2.0 million. There were no restricted share awards released during the nine months ended September 30, 2005.

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

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 states that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact that SAB 108 will have on its consolidated financial position, results of operations, and cash flows upon its adoption.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial position, results of operations, and cash flows upon its adoption in 2008.

3. Short-Term Investments

Short-term investments of $35.2 million at September 30, 2006 primarily consist of investment grade auction rate securities with an active resale market and the ability to be readily converted into cash to fund current operations, or satisfy other cash requirements as needed. These securities have legal maturities ranging from 33 to 39 years, but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process. These securities are expected to be sold within one year, regardless of their legal maturity date. Accordingly, these securities are classified as available-for-sale and included in current assets on the consolidated balance sheet. The auction rate securities are stated at cost plus accrued interest, which approximates fair value. Net unrealized gains and losses, net of deferred taxes, are not significant due to the short duration between interest rate reset dates. Purchase and sale activity of short-term investments is presented as cash flows from investing activities in the consolidated statements of cash flows.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

4. Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets is comprised of the following (in thousands):

	September 30, 2006	December 31, 2005
Amortized intangible assets, gross:
Licensing and royalty agreements	$21,785	$21,785
Customer lists	14,533	13,558
Covenants not to compete	5,016	5,029
Servicing contracts	3,653	3,653
Customer contracts	1,483	1,483

	46,470	45,508

Accumulated amortization of amortized intangible assets:
Licensing and royalty agreements	(2,385)	(810)
Customer lists	(4,340)	(2,705)
Covenants not to compete	(3,127)	(2,647)
Servicing contracts	(1,811)	(1,413)
Customer contracts	(1,412)	(1,366)

	(13,075)	(8,941)

Amortized intangible assets, net	33,395	36,567

Non-amortized intangible assets:
Goodwill	628,379	624,469
Trademarks	3,054	3,054

	$664,828	$664,090

The change in the net carrying amount of amortized intangible assets is primarily due to amortization, partially offset by acquisitions. The net increase in goodwill relates to acquisitions.

The net carrying value of goodwill by operating segment is as follows (in thousands):

	September 30, 2006	December 31, 2005
Health Services	$296,048	$292,064
Network Services	322,265	322,339
Care Management Services	10,066	10,066

	$628,379	$624,469

Amortization expense for intangible assets with finite lives was $1.4 million and $0.6 million for the three months ended September 30, 2006 and 2005, respectively and $4.1 million and $1.7 million for the nine months ended September 30, 2006 and 2005, respectively. Estimated amortization expense on the Company’s current intangible assets with finite lives for the five succeeding fiscal years ending December 31, is as follows (in millions): $5.6, $5.7, $4.8, $4.3, and $3.9.

The Company completed its 2006 annual impairment tests of goodwill and determined that no impairment existed at July 1, 2006. The Company’s management is not aware of any “triggering events” subsequent to this impairment review.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

5. Revolving Credit Facility and Long-Term Debt

The Company’s long-term debt is comprised of the following (in thousands):

	September 30, 2006	December 31, 2005
Term loan due 2011	$489,518	$525,000
9 1/8% senior subordinated notes due 2012, net	153,477	153,276
9 1/2% senior subordinated notes due 2010, net	181,123	181,340
Other	1,536	1,214

	825,654	860,830
Less: Current maturities	(629)	(20,074)

Long-term debt, net	$825,025	$840,756

The Company had no revolving credit borrowings at September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, and December 31, 2005, accrued interest was $16.6 million and $15.7 million, respectively.

Credit Facility

The Company has a credit agreement (the “Credit Facility”) with a consortium of banks, consisting of a term loan facility (the “Term Loan”) and a $150.0 million revolving loan facility (the “Revolving Credit Facility”). At levels of consolidated indebtedness greater than 4.0 times consolidated earnings before interest, taxes, depreciation, and amortization (the “Leverage Requirement”), as determined under the Credit Facility, borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the Alternate Base Rate (“ABR”), as defined, plus a margin of 1.00% or (2) the reserve-adjusted Eurodollar rate (the “Eurodollar Rate”), as defined, plus a margin of 2.00% for borrowings issued in connection with the Term Loan. Below the Leverage Requirement, the borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the ABR plus a margin of 0.75% or (2) the Eurodollar Rate plus a margin of 1.75% for borrowings in connection with the Term Loan. Revolving Credit Facility borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the ABR plus a margin initially equal to 1.00% or (2) the Eurodollar Rate plus a margin or 2.00%. The margins for borrowings under the Revolving Credit Facility are subject to reduction based on changes in the Company’s leverage ratios and certain other performance criteria. The Term Loan matures on September 30, 2011, and originally required quarterly principal payments of $1.3 million through September 30, 2010, $74.8 million for each of the following two quarters, $149.6 million on June 30, 2011, and any remaining balance due on September 30, 2011. However, the aggregate outstanding principal amount of the Term Loan is due and payable on February 15, 2010 if a refinancing of the Company’s 9 1/2% senior subordinated notes has not occurred prior to such date. The Revolving Credit Facility matures the earlier of (1) October 3, 2010, or (2) February 15, 2010, if the refinancing of the Company’s 9 1/2% senior subordinated notes has not occurred prior to such date. At September 30, 2006, the Company had $16.3 million of letters of credit outstanding and $133.7 million of additional revolving loan availability under its Credit Facility. The Company uses letters of credit primarily for purposes of facilitating certain of its insurance arrangements.

The Credit Facility contains certain financial compliance ratio tests. A failure to comply with these and other financial compliance ratios could cause an event of default under the Credit Facility that could result in an acceleration of the related debt’s maturity. Such an acceleration would also constitute an event of default under the indentures relating to the Company’s 9 1/8% senior subordinated notes and 9 1/2% senior subordinated notes and could also result in an acceleration of the 9 1/8% senior subordinated notes and the 9 1/2% senior subordinated notes before the indentures otherwise require the Company to pay the notes. The Credit Facility also contains prepayment requirements that would occur based on certain net asset sales outside the ordinary course of business by the Company, from the proceeds of specified debt and equity issuances by the Company, and if the Company has excess cash flow, as defined in the agreement. Because of its excess cash flow (as defined in the agreement) during 2005, the Company prepaid $14.1 million of its Term Loan during the second quarter of 2006. Additionally, the Company also made an optional prepayment of $17.5 million in the second quarter of 2006. The optional $17.5 million prepayment satisfied the Term Loan quarterly principal payment requirements through September 30, 2009. The Term Loan revised payment schedule

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

requires a principal payment of $0.4 million on December 31, 2009, quarterly principal payments of $1.3 million from March 31, 2010 through September 30, 2010, $72.8 million for each of the following two quarters, $145.6 million on June 30, 2011, and any remaining balance on September 30, 2011. The $14.1 million prepayment amount was included in the current portion of long-term debt at December 31, 2005. Further, based upon its financial projections, management anticipates that the Company may continue to be required to make prepayments in future periods.

Economic Hedges

In March 2005, the Company entered into a series of economic hedges to reduce the effect of variable interest rate fluctuations on a portion of its Credit Facility. The Credit Facility does not require the Company to enter into any economic hedging arrangements. At inception, these economic hedges converted into a total of $80.0 million of variable rate debt to fixed rates and were scheduled to expire over a three-year period ending March 2008. The Company recognizes changes to the fair value of these economic hedges as assets or liabilities and includes any adjustments to the fair value in its income statement. The effect on interest expense through net cash paid to the counterparty under these economic hedges was not significant for the three months and nine months ended September 30, 2006 and 2005.

The first of the economic hedging agreements had a notional amount of $20.0 million and expired March 2006. Under the terms of the agreement, the Company paid 3.8% to the counterparty and received the three-month LIBOR rate from the counterparty on the notional amount.

The second of the economic hedging agreements has a notional amount of $30.0 million and expires March 2007. Under the terms of the agreement, the Company pays a fixed rate to the counterparty and receives the three-month LIBOR rate from the counterparty on the notional amount. The Company’s fixed rate was 4.75% at September 30, 2006 and increases each quarter to 4.83% at January 2, 2007.

The third of the economic hedging agreements has a notional amount of $30.0 million and expires March 2008. Under the terms of the agreement, the Company pays a fixed rate to the counterparty and receives the three-month LIBOR rate from the counterparty on the notional amount. The Company’s fixed rate was 4.75% at September 30, 2006 and increases each quarter to 4.96% at December 31, 2007.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

defined, each holder of the 9 1/2% senior subordinated notes may require the Company to repurchase all or a portion of that holder’s notes at a purchase price of 101.0% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest.

Other Indebtedness

Concentra Holding has a bridge loan agreement (the “Bridge Loan”) with affiliates of Citicorp and Credit Suisse. Repayment of the Bridge Loan is guaranteed by the principal shareholder of Concentra Holding. The loans bear interest, at Concentra Holding’s option, at the base rate, as defined, plus 0.50%, or the Eurodollar Rate, as defined, plus 1.5%. The Bridge Loan requires no cash interest payments until maturity. In September 2006, Concentra Holding extended the maturity of the Bridge Loan from March 2007 to September 2008. Accordingly, the $64.1 million bridge loan and compound interest is included in Concentra Holding’s long-term debt at September 30, 2006. Additionally, accrued interest on the bridge loan was $1.3 million at September 30, 2006.

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

The Credit Facility, the 9 1/8% senior subordinated notes and the 9 1/2% senior subordinated notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company’s capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, cross default provisions with other indebtedness of the Company and Concentra Holding, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, in the first nine months of 2006. The ratio tests under the Credit Facility become increasingly restrictive for future quarters through the second quarter of 2010. The Company’s ability to be in compliance with these more restrictive covenants will be dependent on its ability to increase its cash flows over current levels. The Company believes it will be in compliance with its covenants for the next twelve months.

The fair value of the Company’s long-term debt consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Term loan due 2011	$490,742	$531,563
9 1/8% senior subordinated notes due 2012, net	159,616	157,874
9 1/2% senior subordinated notes due 2010, net	188,368	187,687

The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

6. Transaction Expenses

During the second quarter of 2006, the Company incurred $3.8 million in tax, legal, accounting, and other professional fees in connection with its work on a negotiated transaction with a third party. At the conclusion of that quarter, due to various factors, the Company determined that the likelihood of the transaction being consummated as it had originally been structured had become remote, and, accordingly, work on this transaction was terminated. The related fees are included in General and Administrative Expenses in the Consolidated Statements of Operations.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

7. Discontinued Operations

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$—	$661	$(1)	$3,775
Cost of services	—	1,482	(313)	4,611

Gross profit (loss)	—	(821)	312	(836)

Other, net	—	3	34	7

Gain (loss) before income taxes	—	(824)	278	(843)
Provision (benefit) for income taxes	—	(288)	97	(295)

Gain (loss) from discontinued operations, net of tax	$—	$(536)	$181	$(548)

8. Changes in Stockholder’s Equity

Stockholder’s Equity increased primarily as a result of the Company’s 2006 net income of $29.4 million that decreased the accumulated deficit. The Company’s paid-in capital increased in the first nine months of 2006 primarily due to $3.9 million of non-cash stock-based compensation expense resulting from the adoption of SFAS 123R in 2006, $1.6 million of non-cash stock-based compensation expense resulting from the extension of a certain option exercise period for the Company’s Chairman, $2.6 million of amortization of restricted stock, and $1.1 million of tax benefits received from Concentra Holding.

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

The Network Services segment offers services designed to assist in the review and reduction of medical bills and provide access to preferred provider organizations. This segment provides workers’ compensation and cost management solutions, including bill review services, a national preferred provider organization network, and claim reporting and

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

customer service solutions to the insurance industry. Network Services provides services to insurance companies, group health plans, third-party administrators, and other healthcare payors.

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

The Company’s unaudited financial data on a segment basis was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Health Services	$198,337	$173,284	$569,866	$495,089
Network Services	89,899	67,541	262,686	203,726
Care Management Services	50,972	49,005	152,517	152,858

	339,208	289,830	985,069	851,673
Gross profit:
Health Services	37,836	34,908	103,461	93,955
Network Services	40,586	27,961	116,038	83,176
Care Management Services	7,165	5,815	18,716	21,549

	85,587	68,684	238,215	198,680
Operating income (loss):
Health Services	26,605	26,291	68,774	68,206
Network Services	23,811	17,676	66,756	53,430
Care Management Services	3,013	2,033	5,852	10,872
Corporate general and administrative expenses	(10,275)	(7,569)	(37,978)	(25,867)

	43,154	38,431	103,404	106,641

Interest expense, net	17,815	14,166	51,210	41,281
(Gain) loss on change in fair value of economic hedges	349	(662)	(91)	131
Other, net	786	1,105	3,189	2,602

Income before income taxes	24,204	23,822	49,096	62,627
Provision for income taxes	9,852	2,508	19,902	8,490

Income from continuing operations	14,352	21,314	29,194	54,137
(Gain) loss from discontinued operations, net of tax	—	536	(181)	548

Net income	$14,532	$20,778	$29,375	$53,589

10. Condensed Consolidating Financial Information

As discussed in “Note 5. Revolving Credit Facility and Long-Term Debt,” the 9 1/8% senior subordinated notes, 9 1/2% senior subordinated notes and the Credit Facility are guaranteed by each and every current wholly-owned subsidiary, except for our wholly-owned captive insurance subsidiary. Additionally, the Credit Facility is secured by a pledge of stock and assets of each and every wholly-owned subsidiary. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9 1/8% senior subordinated notes or the 9 1/2% senior subordinated notes. Presented below are condensed consolidating balance sheets as of September 30, 2006 and December 31, 2005, the condensed consolidating statements of operations for the three and nine months ended September 30, 2006 and 2005, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2006 and 2005 of Concentra Operating (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Investments in subsidiaries are accounted for using the equity method of accounting. The financial information for the Guarantor and Non-Guarantor subsidiaries are each presented on a combined basis. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. Intercompany management fees of $1.7 million and $5.6 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the three months and nine months ended September 30, 2006, respectively, and intercompany management fees of $1.1 million and $3.5 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the three months and nine months ended September 30, 2005, respectively. These amounts are reflected as a reduction of general and administrative expenses for the Guarantor Subsidiaries. Separate financial statements for the Guarantor and Non-Guarantor Subsidiaries are not presented because management believes such financial statements would not be meaningful to investors. All information in the tables below is presented in thousands.

Condensed Consolidating Balance Sheets:

	As of September 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$13,915	$13,051	$—	$26,966
Short-term investments	—	35,061	101	—	35,162
Restricted cash and short-term investments	—	—	4,911	—	4,911
Accounts receivable, net	—	182,609	14,134	—	196,743
Prepaid expenses and other current assets	581	39,372	3,409	—	43,362

Total current assets	581	270,957	35,606	—	307,144

Investment in subsidiaries	1,152,347	42,883	—	(1,195,230)	—
Property and equipment, net	—	126,465	6,226	—	132,691
Goodwill and other intangible assets, net	—	641,288	23,540	—	664,828
Other assets	37,740	(12,452)	6,120	—	31,408

Total assets	$1,190,668	$1,069,141	$71,492	$(1,195,230)	$1,136,071

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	—	612	17	—	629
Accounts payable and accrued expenses	16,716	143,061	12,495	—	172,272

Total current liabilities	16,716	143,673	12,512	—	172,901

Long-term debt, net	824,119	873	33	—	825,025
Deferred income taxes and other liabilities	(178)	72,387	667	20,028	92,904
Intercompany	304,770	(300,139)	(4,631)	—	—

Total liabilities	1,145,427	(83,206)	8,581	20,028	1,090,830

Stockholder’s equity (deficit)	45,241	1,152,347	62,911	(1,215,258)	45,241

Total liabilities and stockholder’s equity	$1,190,668	$1,069,141	$71,492	$(1,195,230)	$1,136,071

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statements of Operations:

	Three Months Ended September 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$320,191	$23,474	$(4,457)	$339,208
Total cost of services	—	242,536	15,542	(4,457)	253,621

Total gross profit	—	77,655	7,932	—	85,587

General and administrative expenses	655	37,103	3,253	—	41,011
Amortization of intangibles	—	1,422	—	—	1,422

Operating income (loss)	(655)	39,130	4,679	—	43,154

Interest expense (income), net	18,407	(321)	(271)	—	17,815
Loss on change in fair value of economic hedges	349	—	—	—	349
Other, net	—	786	—	—	786

Income (loss) before income taxes	(19,411)	38,665	4,950	—	24,204
Provision (benefit) for income taxes	(6,794)	16,646	—	—	9,852

Income (loss) before equity earnings	(12,617)	22,019	4,950	—	14,352
Equity earnings in subsidiaries	(26,969)	—	—	26,969	—

Net income (loss)	$14,352	$22,019	$4,950	$(26,969)	$14,532

	Three Months Ended September 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$260,022	$23,661	$6,147	$289,830
Total cost of services	—	197,382	17,617	6,147	221,146

Total gross profit	—	62,640	6,044	—	68,684

General and administrative expenses	366	28,167	1,137	—	29,670
Amortization of intangibles	—	583	—	—	583

Operating income (loss)	(366)	33,890	4,907	—	38,431

Interest expense (income), net	14,718	(474)	(78)	—	14,166
Gain on change in fair value of economic hedges	(662)	—	—	—	(662)
Other, net	—	1,105	—	—	1,105

Income (loss) before income taxes	(14,422)	33,259	4,985	—	23,822
Provision (benefit) for income taxes	(5,047)	7,555	—	—	2,508

Income (loss) before equity earnings	(9,375)	25,704	4,985	—	21,314
Equity earnings in subsidiaries	(30,153)	—	—	30,153	—

Income (loss) from continuing operations	20,778	25,704	4,985	(30,153)	21,314
Loss from discontinued operations, net of tax	—	536	—	—	536

Net income (loss)	$20,778	$25,168	$4,985	$(30,153)	$20,778

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Nine Months Ended September 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$926,048	$72,298	$(13,277)	$985,069
Total cost of services	—	712,357	47,774	(13,277)	746,854

Total gross profit	—	213,691	24,524	—	238,215

General and administrative expenses	2,592	118,250	9,824	—	130,666
Amortization of intangibles	—	4,145	—	—	4,145

Operating income (loss)	(2,592)	91,296	14,700	—	103,404

Interest expense (income), net	52,670	(998)	(462)	—	51,210
Gain on change in fair value of economic hedges	(91)	—	—	—	(91)
Other, net	—	3,189	—	—	3,189

Income (loss) before income taxes	(55,171)	89,105	15,162	—	49,096
Provision (benefit) for income taxes	(19,309)	38,351	860	—	19,902

Income (loss) before equity earnings	(35,862)	50,754	14,302	—	29,194
Equity earnings in subsidiaries	(65,237)	—	—	65,237	—

Income (loss) from continuing operations	29,375	50,754	14,302	(65,237)	29,194
Gain from discontinued operations, net of tax	—	(181)	—	—	(181)

Net income (loss)	$29,375	$50,935	$14,302	$(65,237)	$29,375

	Nine Months Ended September 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$769,502	$75,267	$6,904	$851,673
Total cost of services	—	591,040	55,049	6,904	652,993

Total gross profit	—	178,462	20,218	—	198,680

General and administrative expenses	1,095	82,358	8,264	—	91,717
Amortization of intangibles	—	1,748	—	—	1,748
Gain on sale of assets	—	(1,426)	—	—	(1,426)

Operating income (loss)	(1,095)	95,782	11,954	—	106,641

Interest expense (income), net	42,529	(1,116)	(132)	—	41,281
Loss on change in fair value of economic hedges	131	—	—	—	131
Other, net	—	2,602	—	—	2,602

Income (loss) before income taxes	(43,755)	94,296	12,086	—	62,627
Provision (benefit) for income taxes	(15,314)	23,804	—	—	8,490

Income (loss) before equity earnings	(28,441)	70,492	12,086	—	54,137
Equity earnings in subsidiaries	(82,030)	—	—	82,030	—

Income (loss) from continuing operations	53,589	70,492	12,086	(82,030)	54,137
Loss from discontinued operations, net of tax	—	548	—	—	548

Net income (loss)	$53,589	$69,944	$12,086	$(82,030)	$53,589

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows:

	Nine Months Ended September 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(29,928)	$91,339	$16,338	$—	$77,749

Investing Activities:
Purchases of property, equipment, and other assets	—	(34,524)	(1,615)	—	(36,139)
Purchases of short-term investments	—	(35,162)	—	—	(35,162)
Acquisitions, net of cash acquired	—	(6,633)	(90)	—	(6,723)

Net cash used in investing activities	—	(76,319)	(1,705)	—	(78,024)

Financing Activities:
Repayments of debt	(35,487)	(993)	—	—	(36,480)
Distributions to minority interests	—	(1,772)	—	—	(1,772)
Payment of deferred financing costs	(46)	—	—	—	(46)
Contribution from issuance of common stock by parent	423	—	—	—	423
Tax benefit associated with stock options exercised	59	—	—	—	59
Intercompany, net	64,979	(63,600)	(1,379)	—	—
Receipt (payment) of equity distributions	—	8,749	(8,749)	—	—

Net cash provided by (used in) financing activities	29,928	(57,616)	(10,128)	—	(37,816)

Net Increase (Decrease) in Cash and Cash Equivalents	—	(42,596)	4,505	—	(38,091)
Cash and Cash Equivalents, beginning of period	—	56,511	8,546	—	65,057

Cash and Cash Equivalents, end of period	$—	$13,915	$13,051	$—	$26,966

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

11. Subsequent Event

In November 2006, the Company announced that it had entered into a definitive agreement to sell its First Notice Systems, Inc. subsidiary (“FNS”) to The Innovation Group plc (“TiG”) in a $50.0 million cash transaction. Pursuant to the requirements of the Company’s Credit Facility, the Company anticipates that it will be required to prepay approximately $25.0 million to $30.0 million of its Term Loan with a portion of the net after-tax cash proceeds its receives from the sale. FNS had revenue for the twelve-month period ending September 30, 2006 of $20.0 million and provides first notice of loss or injury services to insurance carriers, third-party administrators and self-insured customers. TiG is headquartered in the United Kingdom and specializes in providing outsourcing services and software solutions to insurers and other risk carriers through its international network of offices over the breadth of the administrative processes of insurers and risk carriers, including back office functions such as policy and claims management and sales. The closing of this sale, currently anticipated in the fourth quarter of 2006, is subject to the satisfaction of pre-closing conditions and the receipt of required approvals.

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

Executive Summary

In the third quarter and first nine months of 2006, our revenue and gross profit have increased primarily due to acquisitions we consummated in 2005 and growth in the services that we provide to our clients. Organic growth in the services we provide has come in part from increases in patient visits to our centers, revenue from the pharmacy benefit management services and other diversified services we provide within our Health Services business segment, and from increased volumes we have received from new and existing clients.

During the third quarter and first three quarters of 2006, we achieved overall revenue growth of 17.0% and 15.7% over the third quarter and first three quarters of 2005, respectively, primarily in our Network Services and Health Services business segments. Revenue in our Care Management Services business segment increased for the third quarter of 2006, with a decrease for the first three quarters of 2006 from the same periods of 2005. Our Health Services segment grew due to acquisitions that were completed during 2005, increased visits to our centers, increased revenue per visit, and growth from our pharmacy benefit management and other diversified services. Revenue in our Network Services segment increased primarily due to the acquisition of Beech Street Corporation (“Beech Street”) which was completed in October 2005, as well as increased billings to new and existing group health insurance companies and other customers. Revenue in our Care Management Services segment increased in the third quarter of 2006 primarily due to increases in case management services, partially offset by decreases in independent medical exams services. For year-to-date 2006, our Care Management revenue decreased primarily due to decreases in our field case management and independent medical exams services, partially offset by increases in our telephonic case management services. The growth we have reported in Care Management Services revenue during the quarter relates in part to increased revenue from a key workers’ compensation client and to increases in the average rates charged for our services. The decline in revenue for Care Management Services in the first nine months of 2006 is a result of increased competition on a regional and local level, stronger work guidelines pertaining to the services we render, and declines in referral trends, which we believe may relate to declines in the rates of workplace injuries that become longer-term disability cases.

Our Health Services and Network Services business segments provide higher gross and operating margins than does our Care Management Services business segment. Our overall gross profit increased 24.6% and 19.9%, while overall gross profit margin increased to 25.2% and 24.2% in the third quarter and first three quarters of 2006 as compared to the third quarter and first three quarters of 2005, respectively. The increase in gross profit was primarily due to growth in our Health Services and Network Services segments, which was partially offset on a year-to-date basis by a decrease in the contribution from our Care Management Services segment. The third quarter and year-to-date 2006 increases in the gross profit margin was primarily due to increases in our Network Services segment, decreases in our Health Services Segment, and, for our Care Management Services segment, a third quarter increase and a year-to-date decrease. The increase in Health Services gross profit is primarily due to increased visits, gross profits from the Occupational Health + Rehabilitation Inc (“OH+R”) health centers acquired in October 2005, increased revenue per visit, and increases in our pharmacy benefit management and other diversified services. In the third quarter and first three quarters of 2006, our Network Services margins increased primarily due to the acquisition of Beech Street and improved profitability for existing services we provide to group health insurance companies, health plans, third-party administrators, and other payors of health care. The gross profit and gross profit margin increases were partially mitigated by decreased margins as compared to the prior year due to decreased revenue related to our first notice of loss or injury services business. The Care Management Services gross profit and gross profit margin changes were primarily affected by the revenue fluctuations previously mentioned.

In November 2006, we announced that we had entered into a definitive agreement to sell our First Notice Systems, Inc. subsidiary (“FNS”) to The Innovation Group plc (“TiG”) in a $50.0 million cash transaction. Pursuant to the requirements of our credit facility, we anticipate that we will be required to prepay approximately $25.0 million to $30.0 million of our term loan with a portion of the net after-tax cash proceeds we receive from the sale. FNS had revenue for the twelve-month period ending September 30, 2006 of $20.0 million and provides first notice of loss or injury services to insurance carriers, third-party administrators and self-insured customers. TiG is headquartered in the United Kingdom and specializes in providing outsourcing services and software solutions to insurers and other risk carriers through its international network of offices over the breadth of the administrative processes of insurers and risk carriers, including back office functions such as policy and claims management and sales. The closing of this sale, currently anticipated to occur in the fourth quarter of 2006, is subject to the satisfaction of pre-closing conditions and the receipt of required approvals.

During the second quarter of 2006, we incurred $3.8 million in tax, legal, accounting, and other professional fees in connection with our work on a negotiated transaction with a third party. At the conclusion of that quarter, due to various factors, we determined that the likelihood of the transaction being consummated as it had originally been structured had become remote, and, accordingly, work on this transaction was terminated.

We adopted Statement of Financial Accounting Standards No. (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123R”) on a prospective basis effective January 1, 2006, which resulted in $1.6 million and $5.6 million in additional non-cash stock-based compensation expense in the third quarter and first three quarters of 2006 from the third quarter and first three quarters of 2005, respectively. The year-to-date amount includes $1.6 million in equity compensation associated with the modification of our Chairman’s stock option agreement in the second quarter due to technical considerations arising in connection with the terminated strategic transaction. In addition to increases in stock-based compensation expense associated with the adoption of SFAS 123R, we have also experienced increases in restricted stock amortization expenses, primarily associated with grants of restricted shares during 2005. Restricted stock amortization expenses increased by $0.3 million in the quarter and $1.5 million for the year-to-date.

During the first nine months of 2006, we continued our focus on working capital management and the reduction of our overall cost of indebtedness. We provided $77.7 million in cash flow from operating activities in the first nine months of 2006, which was primarily a result of our operating income. We reduced our days sales outstanding on accounts receivable (“DSO”) to 53 days as compared to 55 days at the same time in the prior year.

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

The following table provides certain information concerning our occupational healthcare centers:

	Nine Months Ended September 30,	Year Ended December 31,
	2006	2005	2004
Centers at the end of the period(1)	310	300	257
Centers acquired during the period(2)	7	37	7
Centers developed during the period	4	8	—
Centers closed during the period	1	2	—

(1)	Does not include the centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.
(2)	Represents centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period. We acquired five centers, sixteen centers, and three centers that were subsequently consolidated into existing centers during the nine months ended September 30, 2006 and the years ended December 31, 2005 and 2004, respectively.

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

The following table provides the results of operations for three and nine months ended September 30, 2006 and 2005 ($ in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
Revenue:
Health Services	$198.3	$173.3	$25.0	14.5%	$569.9	$495.1	$74.8	15.1%
Network Services	89.9	67.5	22.4	33.1%	262.7	203.8	58.9	28.9%
Care Management Services	51.0	49.0	2.0	4.0%	152.5	152.8	(0.3)	(0.2)%

Total revenue	$339.2	$289.8	$49.4	17.0%	$985.1	$851.7	$133.4	15.7%

Cost of services:
Health Services	$160.5	$138.4	$22.1	16.0%	$466.4	$401.1	$65.3	16.3%
Network Services	49.3	39.5	9.8	24.6%	146.7	120.6	26.1	21.6%
Care Management Services	43.8	43.2	0.6	1.4%	133.8	131.3	2.5	1.9%

Total cost of services	$253.6	$221.1	$32.5	14.7%	$746.9	$653.0	$93.9	14.4%

Gross profit:
Health Services	$37.8	$34.9	$2.9	8.4%	$103.5	$94.0	$9.5	10.1%
Network Services	40.6	28.0	12.6	45.2%	116.0	83.2	32.8	39.5%
Care Management Services	7.2	5.8	1.4	23.2%	18.7	21.5	(2.8)	(13.1)%

Total gross profit	$85.6	$68.7	$16.9	24.6%	$238.2	$198.7	$39.5	19.9%

Gross profit margin:
Health Services	19.1%	20.1%		(1.0)%	18.2%	19.0%		(0.8)%
Network Services	45.1%	41.4%		3.7%	44.2%	40.8%		3.4%
Care Management Services	14.1%	11.9%		2.2%	12.3%	14.1%		(1.8)%

Total gross profit margin	25.2%	23.7%		1.5%	24.2%	23.3%		0.9%

Revenue

The increase in revenue in the third quarter of 2006 was due to growth in each of our segments. For the first three quarters of 2006, the higher revenue was due to increases in our Health Services and Network Services businesses, partially offset by decreased volumes in our Care Management Services business. Total contractual allowances offset against revenue during the quarters ended September 30, 2006 and 2005 were $24.6 million and $19.1 million, respectively and were $64.5 million and $58.7 million for the first nine months of 2006 and 2005, respectively. The increase was primarily due to increased revenue in our Health Services business segment.

Health Services. Health Services’ revenue increased due to the effects of acquisitions that were completed during 2005, due to growth in visits to our centers, and as the result of increasing revenue from our pharmacy benefit management and other diversified services. The number of total patient visits per day to our centers in the third quarter and first three quarters of 2006 increased 10.5% and 12.5% as compared to the third quarter and first three quarters of 2005, respectively, and increased 2.0% and 3.4%, respectively, on a same-center basis. Our “same-center” comparisons represent all centers that Health Services has operated for the previous two full years, excluding centers affected by the consolidation of acquired centers. The increase in same-center visits for the third quarter and first nine months of 2006 relates primarily to increases in non-injury and non-illness related visits. We believe these trends are a result of growth in national employment trends, as well as the efforts of our sales and account management teams.

For the third quarters of 2006 and 2005, Health Services derived 69.7% and 70.3%, respectively, of its net revenue from the treatment of work-related injuries and illnesses, and 30.3% and 29.7%, respectively, of its net revenue from non-injury and non-illness related medical services. Health Services derived 70.0% and 70.5%, respectively, of its net revenue from the treatment of work-related injuries and illnesses, and 30.0% and 29.5%, respectively, of its net revenue from non-injury and non-illness related medical services for the first nine months of 2006 and 2005. Injury-related visits constituted 45.2% and 45.9% of visits in the third quarters of 2006 and 2005, respectively. For the year-to-date, injury-related visits have constituted 45.3% of our visits as compared to 46.3% during the first nine months of 2005. Our non-injury visits typically involve pre-employment drug screens and employment-related physical exams, for which we receive lower revenue and contribution per visit than we do from workplace injury as well as physical therapy visits. For the past several years, due to a relatively slower rate of growth in nationwide workplace injuries, we have been experiencing a gradual shift in our practice towards these non-injury services. In order to address these trends in future periods, we are currently seeking increasing rates of price increases, evaluating methods to further reduce the costs of servicing non-injury visits and are considering initiatives to attract other types of higher reimbursement visits into our centers.

Average revenue per same-center visit increased 2.6% and 1.2% in the third quarter and first three quarters of 2006 as compared to the same periods of the prior year, respectively, primarily due to increases in the average prices charged for our services. Revenue from our centers was $169.9 million and $152.3 million for the third quarter of 2006 and 2005, respectively. For the year-to-date, we received $491.8 million in revenue from our centers as compared to $434.4 million in the prior year.

During 2006, our Health Services business segment has achieved a significant portion of its non-acquisition related growth in revenue from increases in pharmacy benefit management and other diversified services. Revenue from pharmacy benefit management and other diversified services was $28.4 million during the quarter as compared to $21.0 million for the same period in 2005. For the year-to-date, revenue for these services grew to $78.1 million as compared to $60.7 million for the same nine month period during last year.

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

Network Services. This segment’s revenue increased primarily due to our acquisition of Beech Street in October 2005, and also due to increased billings for services we provide primarily to new and existing group health insurance companies, health plans, third-party administrators, and other payors of health care. Revenue from the group health portion of our Network Services segment increased by a total of $22.6 million and $61.3 million in the third quarter and first three quarters of 2006 from the same periods in 2005, respectively. The Network Services’ revenue increase in 2006 was partially offset by lower billings for first notice of loss or injury services. Decreases in first notice of loss or injury services were due in part to the higher level of hurricane activity during the third quarter of 2005 for which we assisted insurers as compared to relatively lower level of weather related activity during the most recent quarter.

Growth in the group health portion of our Network Services segment was adversely affected beginning in the second quarter of 2005 as a result of the loss of a significant customer account that provided us approximately $19.7 million in revenue during 2004. Although this customer decided to in-source a significant percentage of the services that we provided, we continue to provide a modest amount of related services. Revenue for services to this client decreased by approximately $4.5 million in the first nine months of 2006 from the same period of 2005. In addition to the effects of this customer loss, we have and believe we will continue to experience market pressures relating to the pricing of our traditional services. In an effort to expand the amount of claims volume that we manage through our newer complementary preferred provider organization (“PPO”) services, we have been and may continue to reduce the pricing for certain of these services in an effort to encourage increased use of our newer PPO service offerings. Irrespective of these trends, during the third quarter of 2006, services to new clients and increased service volumes to existing customers enabled us to grow our underlying revenue from group health customers.

Care Management Services. For the third quarter of 2006, revenue for our Care Management Services segment increased from the third quarter of 2005 primarily due to increases in our telephonic case management services and field case management services, partially offset by decreases in our independent medical exams services. Year-to-date decreases in our field case management services and independent medical exams services were partially offset by increases in our telephonic case management services, resulting in an overall revenue decrease for our Case Management Services segment for the first three quarters of 2006 from the same prior year period. The third quarter 2006 revenue increase relates to increases in volume and the average rates charged for our services. Over the past several years, we believe that our referral trends have been decreasing as a result of a potential reduction in the reliance by insurers on these types of services, declining rates of workplace injuries that become longer-term disability cases, as well as increased competition on a regional and local level. Additionally, throughout most of 2005, we strengthened our guidelines and oversight related to our work and time recordation practices for nurse case managers, and we changed their compensation programs. We believe these and other related training initiatives have resulted in lower rates of nurse case manager productivity and related revenue.

Cost of Services

Total cost of services increased primarily due to higher expenses in Health Services and Network Services, as well as a smaller relative increase in Care Management Services. The increases in Health Services’ expenses related primarily to our acquisitions of centers, and an increase in the number of visits to our health centers and the corresponding increase in staffing levels and other related costs of operations. In addition to increases in costs due to general inflation, Health Services has increased its expenses in the areas of sales, account management and other client services. The increase in expenses for Network Services primarily related to the addition of Beech Street in October 2005. The increase in Care Management Services’ expenses primarily relates to decreases in nurse case manager productivity, as well as increases in personnel and other direct expenses. Cost of services also increased $0.3 million and $0.7 million for the third quarter and first nine months of 2006 relating to non-cash stock-based compensation expense resulting from our adoption of SFAS 123R in 2006.

Gross Profit

We reported increased gross profit in the third quarter and first three quarters of 2006 from the same periods of 2005, primarily due to the acquisition of Beech Street, our Health Services acquisitions, and growth in our Network Services and Health Services segments. Increased gross profit in the third quarter of 2006 and lower year-to-date 2006 gross profit in our Care Management Services segment also affected the overall gross profit increase from the same prior year periods. Our overall gross profit margin increased in the third quarter and first three quarters of 2006, primarily due to increases for our Network Services segment, decreases for our Health Services segment, and, for the Care Management Services segment, an increase for the third quarter and a decrease year-to-date. The factors contributing to these trends are further described for each of our segments below.

Health Services. The primary factors contributing to Health Services’ gross profit increase were our acquisitions of health centers, higher visits, increased revenue per visit, and growth in diversified services. The primary factors contributing to this segment’s slight gross profit margin decrease relate to gradual shifts in our mix of patient visits towards lower revenue non-injury related services, acquisitions of lower margin centers and additions of lower margin developed centers, increases in lower-margin pharmacy benefit management services, as well as increased expenses for personnel and information technology costs.

Network Services. Network Services’ gross profit increased in the third quarter and first three quarters of 2006 primarily due to the acquisition of Beech Street in October 2005. Additionally, the gross profit and gross profit margin increased due to improved profitability for existing services we provide to group health insurance companies, health plans, third-party administrators, and other payors due to revenue increases in excess of cost increases. The gross profit and gross profit margin increase for Network Services was partially offset by decreases related to our first notice of loss or injury services business, primarily due to revenue declines. In coming quarters, we believe that our gross margin percentage for these services may decrease due to price competition, increased investment by us in information technology and PPO network development, and as a result of the growth in this segment of our business generally coming from lower margin bill review and claims management services.

Care Management Services. For the third quarter of 2006, the gross profit and gross profit margin increased for our Care Management Services segment. These increases in profitability were in part due to increased revenue in our field and telephonic case management businesses resulting from growth in the amount of our business from a key workers’ compensation client, as well as due to pricing and cost reduction efforts. The gross profit and gross profit margin for this segment decreased for the first three quarters of 2006, primarily due to comparative decreases in revenue from this segment of our business in prior quarters. Field case management’s year-to-date revenue decrease was the primary source of the gross margin decrease for the first nine months of 2006. In 2005, we improved our profitability by continuing cost reduction initiatives undertaken during the fall of 2004 and secondarily due to an emphasis on seeking to reduce our concentration in service areas and with certain accounts that had been unprofitable. Additionally, we refocused our emphasis toward increasing our overall profitability by reducing the amount of our services in less profitable accounts and in seeking increases in the overall pricing levels.

General and Administrative Expenses

General and administrative expenses increased $11.3 million, or 38.2%, in the third quarter of 2006 to $41.0 million from $29.7 million in the third quarter of 2005, or 12.1% and 10.2% as a percentage of revenue for the third quarters of 2006 and 2005, respectively. For the first nine months of 2006, general and administrative expenses increased $38.9 million, or 42.5%, to $130.7 million from $91.7 million in the first nine months of 2005. Increases in general and administrative expenses were primarily related to our acquisitions of Beech Street and OH+R in October 2005. On a combined basis, these companies expended approximately $7.5 million during the third quarter of 2005 and $22.6 million for the nine month period ended September 30, 2005.

Additionally, during the second quarter of 2006, we incurred $3.8 million in tax, legal, accounting, and other professional fees in connection with our work on a negotiated transaction with a third party. At the conclusion of that quarter, due to various factors, we determined that the likelihood of the transaction being consummated as it had originally been structured had become remote, and accordingly, work on this transaction was terminated. The adoption of SFAS 123R in 2006 resulted in $1.3 million and $4.9 million of increases in general and administrative expenses for the third quarter and first nine months of 2006 from the same periods in 2005, respectively, and non-cash compensation for restricted stock amortization increased $0.3 million and $1.5 million for the same respective periods of 2006. These amounts include $1.6 million in equity compensation expense associated with the modification of our Chairman’s stock option agreement due to technical considerations arising in connection with the terminated strategic transaction.

Other general and administrative expense increases for 2006 were associated with growth in legal expenses, compensation, contract labor, property and casualty insurance, and marketing expense.

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

Interest Expense, Net

Interest expense increased $3.6 million in the third quarter of 2006 to $17.8 million from $14.2 million in the third quarter of 2005. For the first nine months of 2006 and 2005, interest expense was $51.2 million and $41.3 million, respectively. Interest expense increased primarily due to increased term loan borrowings under our credit facility and higher effective interest rates on these borrowings. In October 2005, we replaced our existing $501.5 million term loan facility with a new $675.0 million senior credit facility, consisting of a $150.0 million revolving credit facility and a $525.0 million term loan facility. The new senior credit facility provides the Company with a lower interest rate on borrowings than the previous credit facility. Rising market interest rates have caused interest rates on our term loan borrowings for 2006 to be higher than those for the prior year. As of September 30, 2006, approximately 59.3% of our debt contained floating rates. Rising interest rates would negatively impact our results. See “Liquidity and Capital Resources” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Economic Hedges

In March 2005, we entered into a series of economic hedges to reduce the effect of variable interest rate fluctuations on a portion of our credit facility. Our currently outstanding economic hedges convert a total of $60.0 million of variable rate debt to fixed rates and expire in various amounts over a three-year period ending March 2008. We recognize the changes in fair value of these economic hedges as assets and liabilities include any adjustments to the fair value each period in earnings. We recorded a loss of $0.3 million in the third quarter of 2006 and a slight gain in the first three quarters of 2006, as compared to a gain of $0.7 million and a loss of $0.1 million in the same respective periods of 2005 related to the change in the fair value of these economic hedges. The computation of gains and losses is based upon the change in the fair value of our economic hedges, which results in non-cash charges or credits to our earnings and does not impact cash flows from operations or operating income.

Provision for Income Taxes

For the third quarter and first three quarters of 2006, we recorded tax provisions of $9.9 million and $19.9 million, respectively, which reflected effective tax rates of 40.7% and 40.5%, respectively. We recorded tax provisions of $2.5 million and $8.5 million in the third quarter and first three quarters of 2005, which reflected effective tax rates of 10.5% and 13.6%, respectively. The 2005 effective rate differed from the statutory rate primarily due to the reduction of previously accrued income tax liabilities in connection with resolution of the federal income tax audit during 2005. The 2005 effective rate was, accordingly, impacted by a $17.8 million benefit to income tax expense resulting from the closing of the Internal Revenue Service’s audits of our 1999, 2000, and 2001 federal income tax returns. Additionally, the impact of both state income taxes as well as other permanent differences created a difference between the effective and statutory rates for 2006 and 2005. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate for the remaining quarter of 2006.

Discontinued Operations

Due primarily to our recent operating performance, management determined that we should sell or close the operations of our Canadian field case management services in 2005. We completed the sale of these operations in August 2005 for $13,900 cash consideration, which approximated net book value. For the first nine months of 2006, we recorded a $0.2 million gain from discontinued operations. We recorded losses from discontinued operations of $0.5 million each for the third quarter and first nine months of 2005.

Acquisitions and Divestitures

Periodically, we evaluate opportunities to acquire or divest of businesses when we believe those actions will enhance our future growth and financial performance. Currently, to the extent we consider acquisitions, they are typically businesses that operate in the same markets or along the same service lines as those in which we currently operate. Our evaluations are subject to our availability of capital, our debt covenant requirements, and a number of other financial and operating considerations. The process involved in evaluating, negotiating, gaining required approvals, and other necessary activities associated with individual acquisition or divestiture opportunities can be extensive and involve a significant passage of time and a significant expenditure of resources. It is also not uncommon for discussions to be called off and anticipated acquisitions or divestitures to be terminated shortly in advance of the date upon which they were to have been consummated. As such, we generally endeavor to announce material acquisitions and divestitures based on their relative size and effect on our company once we believe they have reached a state in the acquisition or divestiture process where we believe that their consummation is reasonably certain and with consideration of other legal and general business practices.

During the second quarter of 2006, we entered into negotiations with a third party that resulted in the structuring of a potential transaction. Due to the complexity of the envisioned transaction structure, we incurred $3.8 million in tax, legal, accounting, and other professional fees during the quarter. At the close of that quarter, for various reasons, we determined that the likelihood of the strategic transaction being consummated as it had originally been structured had become remote, and, accordingly, work on this transaction was terminated.

We acquired seven occupational healthcare centers and developed four occupational healthcare centers in the first nine months of 2006. We currently believe we will consummate several additional acquisitions of centers in small transactions in our Health Services segment during the last three months of 2006.

In November 2006, we announced that we had entered into a definitive agreement to sell FNS to TiG in a $50.0 million cash transaction. Pursuant to the requirements of the our credit facility, we anticipate that we will be required to prepay approximately $25.0 million to $30.0 million of our term loan with a portion of the net after-tax cash proceeds we receive from the sale. FNS had revenue for the twelve-month period ending September 30, 2006 of $20.0 million and provides first notice of loss or injury services to insurance carriers, third-party administrators and self-insured customers. TiG is headquartered in the United Kingdom and specializes in providing outsourcing services and software solutions to insurers and other risk carriers through its international network of offices over the breadth of the administrative processes of insurers and risk carriers, including back office functions such as policy and claims management and sales. The closing of this sale, currently anticipated in the fourth quarter of 2006, is subject to the satisfaction of pre-closing conditions and the receipt of required approvals.

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

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 states that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact that SAB 108 will have on our consolidated financial position, results of operations, and cash flows upon its adoption.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial position, results of operations, and cash flows upon its adoption in 2008.

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

Cash Flows from Operating Activities. Cash flows from operating activities provided $77.7 million for the nine months ended September 30, 2006 and $96.7 million for the nine months ended September 30, 2005. The decrease in cash flows from operating activities in the first nine months of 2006 from the first nine months of 2005 was primarily a result of changes in working capital, partially offset by increased income adjusted for non-cash items. During the first nine months of 2006, $12.2 million of cash was used by changes in working capital, including increased accounts receivable of $24.5 million and increased prepaid expenses and other assets of $2.3 million, partially offset by increased accounts payable and accrued liabilities of $14.6 million. The increase in accounts receivable primarily related to increases in revenue in the first nine months of 2006 and decreases in our relative amount of accounts receivable as compared to revenue in the first nine months of 2005. Prepaid expenses and other assets, as well as accounts payable and accrued expenses increased due to the timing of certain payments, including payment of deposits, prepaid insurance, accrued payroll, deferred rent, minority interest payable, and accrued property and casualty insurance. During the first nine months of 2005, $11.8 million of cash was provided by changes in working capital, related to increased accounts payable and accrued liabilities of $22.3 million and decreased accounts receivable of $0.8 million, partially offset increased prepaid expenses and other assets of $11.3 million. Accounts payable and accrued expenses and prepaid expenses and other assets increased due to the timing of certain payments, including payment of deposits, prepaid insurance, restricted short-term investments, accrued payroll, and deferred rent.

One of our financial objectives is to minimize the amount of net working capital necessary for us to operate. We believe that through these efforts, we may be able to generally reduce our overall borrowing requirements. Accordingly, we periodically strive to improve the speed at which we collect our accounts receivable and to maximize the duration of our accounts payable. Our DSO on accounts receivable was 53 days at September 30, 2006, as compared to 55 days at September 30, 2005. We currently do not anticipate significant future decreases in our DSO, and as such, do not believe that we will experience improvements in our cash flows from operating activities from working capital improvements to the same extent we have in past years. We calculate DSO based on accounts receivable, net of allowances, divided by the average revenue per day for the prior three months. The decrease in the DSO in the third quarter of 2006 from the third quarter of 2005 was primarily due to stronger collection trends, primarily for our Care Management Services business.

Due to accumulated losses for tax purposes from prior years, we were not required to pay federal taxes during 2005. Under current tax rules, we currently anticipate that our remaining net operating loss carryforwards may offset our taxable income for 2006. However, particularly due to our anticipated gain in connection with the sale of FNS during the fourth quarter of 2006, it is possible that we will be required to commence payment of federal taxes during 2007. This requirement could contribute to decreases in our cash flows from operating activities in that and subsequent years.

Cash Flows from Investing Activities. In the first nine months of 2006, we used net cash of $6.7 million in connection with acquisitions, $35.2 million to purchase short-term investments, and $36.1 million to purchase property, equipment, and other assets, consisting primarily of new computer hardware, software technology, and leasehold improvements. In the first nine months of 2005, we used net cash of $8.3 million in connection with acquisitions and $35.1 million to purchase property, equipment, and other assets, consisting primarily of new computer hardware, software technology, and leasehold improvements. Proceeds from the sale of the Ohio MCO assets provided $1.6 million of net cash in the first nine months of 2005.

Given the current rate of growth in our Health Services segment and the opportunities we perceive for future expansion of this business, we anticipate that during the last quarter of 2006 we will continue to make capital investments in health center relocations, improvements to acquired health centers, and renovations. Additionally, in the ordinary course of business we will continue to fund capital expenditures for various information technology projects that we believe will support our continued growth. Based upon our current estimates, we believe our various information technology expenditures could increase in the coming quarter, primarily to support our future growth in the Network Services segment, including the continued integration of Beech Street. As a result of these trends in health center and information technology projects, we currently anticipate that our capital expenditures for 2006 will be slightly greater than the amount we incurred in 2005. In prior years, our capital expenditures have generally been in a range of 3% to 5% of our revenue. We currently believe that our expenditures for 2006 will remain in this range. Additionally, we anticipate using approximately $5.0 million to $7.0 million of restricted cash in 2006 as required by our captive insurance arrangement.

Cash Flows from Financing Activities. Cash flows used in financing activities in the first nine months of 2006 of $37.8 million were primarily due to payments on debt of $36.5 million and distributions to minority interests of $1.8 million. Cash flows used in financing activities in the first nine months of 2005 of $33.8 million were primarily due to payments on debt of $33.2 million, which includes a $30.1 million prepayment of our term loan, and distributions to minority interests of $0.7 million.

Short-term Investments. Our short-term investments of $35.2 million at September 30, 2006 primarily consist of investment grade auction rate securities with an active resale market and the ability to be readily converted into cash. These securities are expected to be sold within one year to fund current operations, or satisfy other cash requirements as needed.

Senior Credit Facility. As necessary, we make short-term borrowings under our credit facility for working capital and other purposes. Given the timing of our expenditures for payroll, interest payments, acquisitions, and other significant outlays, our level of borrowing under our revolving credit facility can vary substantially throughout the course of an operating period. During 2005 and the first nine months of 2006, we had no borrowings under our revolving credit facility.

Our amended credit facility requires us to satisfy certain financial covenant ratio requirements including leverage ratios, interest coverage ratios, and fixed charge coverage ratios. In the first nine months of 2006, we were in compliance with our covenants, including our financial covenant ratio tests. The leverage ratio and interest coverage ratio requirements for the quarter ended September 30, 2006, were 5.25 to 1.00 and 2.35 to 1.00, respectively. While less restrictive than the requirements under the previous credit facility, the leverage ratio and the interest coverage ratio requirements under the new credit facility become increasingly more restrictive in future quarters through the second quarter of 2010 and the first quarter of 2010, respectively. Although we currently anticipate achieving these required covenant levels, our ability to be in compliance with these more restrictive ratios depends on our ability to increase cash flows over current levels. At September 30, 2006, we had no borrowings and $16.3 million of letters of credit outstanding under our $150.0 million revolving credit facility and $489.5 million in term loans outstanding under our term loan facility. Our total indebtedness outstanding was $825.7 million at September 30, 2006.

Our credit facility also contains prepayment requirements that occur based on certain net asset sales outside the ordinary course of business by us, from the proceeds of specified debt and equity issuances by us, and if we have excess cash flow, as defined in the agreement. Because of our excess cash flow (as defined in the agreement) during 2005, we prepaid $14.1 million of our term loan during the second quarter of 2006. Additionally, we also made an optional prepayment of $17.5 million in the second quarter of 2006. The optional $17.5 million prepayment satisfied the term loan quarterly principal payment requirements through September 30, 2009. The $14.1 million prepayment amount was included in the current portion of long-term debt at December 31, 2005. In connection with the expected sale of FNS in the fourth quarter of 2006, we anticipate that we will be required to prepay approximately $25.0 million to $30.0 million of our term loan with a portion of the net after-tax cash proceeds we receive from the sale, pursuant to the terms of our credit facility. Further, based upon our financial projections, we anticipate that we may continue to be required to make prepayments in future periods.

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

Legal Proceedings

Class Action Litigation. One of our wholly owned subsidiaries, FOCUS Healthcare Management, Inc. (“FOCUS”), has been sued in a class action lawsuit in Louisiana state court by four Louisiana health care providers. Other defendants are two PPOs and three third-party administrators (“TPAs”). FOCUS maintains a preferred provider network of occupational healthcare providers. The plaintiffs assert that it is illegal for a PPO to contract with a provider to pay that provider below the Louisiana Worker’s Compensation fee schedule, and that applying PPO discounts, without providing 30 days prior notice, violates the Any Willing Provider Act in Louisiana. The plaintiffs claim that FOCUS did not provide legally sufficient notice. FOCUS is vigorously defending the suit. Similar cases have also been filed against insurance carriers, PPOs, and TPAs in the state court trial system and the workers compensation court system. Certain of FOCUS’s clients have made indemnification demands on it as a result of these actions. On October 27, 2006, Executive Risk Specialty Insurance Company, the error and omissions policy carrier for Concentra Inc. and its subsidiaries, filed a declaratory judgment action in United States District Court for the District of Northern Texas, Cause No. 3:06cv1984, against Concentra Inc. and FOCUS seeking to deny coverage for such actions. Concentra Inc. has not been served with the lawsuit, and intends to defend the suit vigorously.

In July 2006, the Company received a subpoena from the Office of the Attorney General of the State of Connecticut (“CTAG”). The subpoena requested documents and information regarding Concentra Integrated Services, Inc.’s (“CISI’s”) relationships with third-party administrators and healthcare providers in connection with the CTAG’s review of contractual relationships in the workers’ compensation segment of the insurance industry in Connecticut. CISI is a wholly owned subsidiary of the Company. CISI is cooperating fully with the investigation.

We are party to certain claims and litigation in the ordinary course of business. We are not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations.

Other Considerations

Industry Developments. Recent litigation between healthcare providers and insurers has challenged the insurers’ claims adjudication practices and reimbursement decisions. We are a party to certain actions, including the action set forth above, challenging the operation of our PPOs, including the discounts taken, and the accuracy and applicability of the bill review databases that we utilize. We do not believe that these actions, individually or in the aggregate, will result in a material adverse effect upon our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. Our largest exposure with respect to variable rate debt comes from changes in the LIBOR. At September 30, 2006, approximately 59.3% of our debt contained variable rates. Our interest expense for variable rate instruments would increase approximately $2.4 million for the twelve months ending September 30, 2007 if interest rates average 10% over that 12 month period than they did at September 30, 2006. Market rate volatility is dependent on many factors that are impossible to forecast and actual interest rate increases could be more or less severe than this 10% increase. We do not hold or issue derivative financial instruments for trading or speculation purposes and are not a party to any leveraged derivative transactions.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Class Action Litigation. One of our wholly owned subsidiaries, FOCUS Healthcare Management, Inc. (“FOCUS”), has been sued in a class action lawsuit in Louisiana state court by four Louisiana health care providers. Other defendants are two PPOs and three third-party administrators (“TPAs”). FOCUS maintains a preferred provider network of occupational healthcare providers. The plaintiffs assert that it is illegal for a PPO to contract with a provider to pay that provider below the Louisiana Worker’s Compensation fee schedule, and that applying PPO discounts, without providing 30 days prior notice, violates the Any Willing Provider Act in Louisiana. The plaintiffs claim that FOCUS did not provide legally sufficient notice. FOCUS is vigorously defending the suit. Similar cases have also been filed against insurance carriers, PPOs, and TPAs in the state court trial system and the workers compensation court system. Certain of FOCUS’s clients have made indemnification demands on it as a result of these actions. On October 27, 2006, Executive Risk Specialty Insurance Company, the error and omissions policy carrier for Concentra Inc. and its subsidiaries, filed a declaratory judgment action in United States District Court for the District of Northern Texas, Cause No. 3:06cv1984, against Concentra Inc. and FOCUS seeking to deny coverage for such actions. Concentra Inc. has not been served with the lawsuit, and intends to defend the suit vigorously.

Item 1A. Risk Factors

The Risk Factors included our Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed.

Item 6. Exhibits

Exhibit No.	Description

10.1**	Stock Purchase Agreement among First Notice Systems, Inc., Concentra Integrated Services, Inc., The Innovation Group plc, TiG Acquisition Co., and Concentra Operating Corporation, as Guarantor, dated as of November 1, 2006.

10.2**	First Amendment, dated as of November 1, 2006, to the Credit Agreement between Concentra Inc., Concentra Operating Corporation, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A.

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCENTRA OPERATING CORPORATION

November 9, 2006	By:	/s/ Thomas E. Kiraly
Thomas E. Kiraly
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1**	Stock Purchase Agreement among First Notice Systems, Inc., Concentra Integrated Services, Inc., The Innovation Group plc, TiG Acquisition Co., and Concentra Operating Corporation, as Guarantor, dated as of November 1, 2006.

10.2**	First Amendment, dated as of November 1, 2006, to the Credit Agreement between Concentra Inc., Concentra Operating Corporation, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A.

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith