Form 10-K
period 2006-12-31
CONCENTRA OPERATING CORP
filed 2007-03-29
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation. As of March 1, 2007, there were 36,433,662 shares outstanding of Concentra Inc. common stock, none of which were publicly traded. Currently there is no established trading market for these shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

CONCENTRA OPERATING CORPORATION

FORM 10-K

Fiscal Year Ended December 31, 2006

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

We are dedicated to improving quality of life by making healthcare accessible and affordable. We seek to achieve this goal by developing and delivering services designed to promote favorable outcomes and to increase efficiencies in the delivery of and payment for healthcare services. In 2006, we serviced over 7.2 million patient visits, reviewed and repriced over $5.4 billion in workers’ compensation medical bills and over $11.9 billion in group health medical bills, and managed or reviewed over 344,000 cases. From a foundation of services designed to improve workers’ compensation results for our customers, we have expanded successfully into the group health and auto injury services markets, where payors of healthcare and insurance benefits also routinely seek to enhance healthcare access and affordability.

We provide our services through three operating segments: Health Services, Network Services, and Care Management Services.

Through our Health Services segment, we are a leading provider of primary occupational healthcare services in the United States. We operate a nationwide network of primary care centers principally dedicated to the treatment of workplace injuries, including a range of physical therapy and rehabilitation services, and the performance of other employment-related healthcare services. Our affiliated professional associations perform these services through their approximately 750 primary care physicians and 580 physical therapists, as well as physician assistants, occupational therapists, nurses, and other licensed healthcare providers. As of March 1, 2007, we have 312 centers located in 40 states. Our Health Services segment brings extensive clinical expertise to its focus on achieving favorable patient outcomes through appropriate utilization, with a special emphasis on rapid initial treatment, timely follow up, and increased overall medical management. We seek to improve patient recovery, to facilitate rapid return to work, and to lower the total cost of patient injuries and illnesses.

Our Network Services segment provides a broad range of services (primarily to insurance companies, third-party administrators, and other healthcare payors) designed to improve healthcare affordability by increasing healthcare access, reducing inefficiencies, repricing claims, and streamlining the administration of healthcare financial arrangements between payors and providers. Through our preferred provider organization (“PPO”) subsidiaries, Beech Street Corporation (“Beech Street”) and FOCUS Healthcare Management, Inc. (“FOCUS”), we enter into direct and indirect prospective contractual pricing agreements with healthcare providers. We offer services designed to assist payors in the review and repricing of the bills they receive from medical providers after healthcare services are rendered but before payment is made. To do so, we provide calculations of the difference between a provider’s charges and, as applicable, either contracted rates, a fee schedule, or usual, customary, and reasonable (“UCR”) rates, and we engage in direct negotiations with healthcare providers on behalf of payors when rates for such services were not pre-negotiated. Then, after payment is made by payors, we retrospectively review charges to identify errors. Each of these three categories of network services results in substantial savings to our payor customers. We estimate that, during 2006, the use of our network services enabled our workers’ compensation and group health customers to reduce their healthcare expenses by approximately $4.0 billion, net of our fees.

Our Care Management Services segment seeks to promote appropriate healthcare access and utilization by performing services designed to monitor cases and facilitate the return to work of injured or ill employees who have been out of work, receiving healthcare, or both, for an extended period of time due to a work-related or auto incident or disability. Our Care Management Services include field case management, telephonic case management, independent medical examinations, utilization review and management, and peer reviews. In 2006, we managed or reviewed over 344,000 cases.

On February 7, 2007, Concentra Operating entered into a purchase agreement (the “Purchase Agreement”) with Coventry Health Care, Inc. (“Coventry Health Care”). Under the Purchase Agreement, a subsidiary of Coventry Health Care has agreed to acquire the Company’s workers’ compensation managed care services business, including our workers’ compensation provider bill review and repricing services, our FOCUS PPO, and our field case management, telephonic case management, independent medical examinations, and pharmacy benefit management businesses. This transaction is expected to be completed in the second quarter of 2007, subject to certain closing conditions as well as regulatory and other customary approvals set forth in the Purchase Agreement.

Through our Health Services segment, we served more than 220,000 employer locations as of December 31, 2006. Through our Network Services and Care Management Services segments, we provided services to more than 1,500 insurance companies, group health plans, third-party administrators, and self-insured employers. Our employer and payor customers provided virtually all of our revenue in 2006.

All three of our operating segments, Health Services, Network Services, and Care Management Services, serve the workers’ compensation, auto insurance, and group health markets. Additionally, our Health Services segment serves the employer health market. The following provides an overview of our services by segment:

Health Services	Network Services	Care Management Services

•     312 centers nationwide

•     Treatment for work-related injuries and illnesses

•     Physical therapy

•     Pre-placement physicals

•     Drug and alcohol testing

•     Urgent care services

•     Diversified services:

•     Pharmacy benefit management services

•     Employee on-site locations

•     National PPO network for group health and workers’ compensation

•     Review and reprice medical bills received by insurance companies and other payors

•     Achieve customer savings through fee negotiation, bill repricing, and access to PPO networks

• Professional services aimed at reviewing and resolving extended cases, including: • Case management • Independent medical exams

Our Business Strategy

According to the Centers for Medicare & Medicaid Services, the United States spent $2.0 trillion on healthcare, or $6,697 per person, in 2005. Health spending rose 6.9% in 2005, 7.2% in 2004, 8.1% in 2003, and 9.1% in 2002. Health expenditures constituted 16.0% of the gross domestic product in 2005, as compared to 13.8% in 2000 and 5.2% in 1960. These cost trends are placing increasing burdens on government, employers, and individuals as they collectively seek new alternatives for increasing the access to and affordability of healthcare.

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

Promote Healthcare Affordability by Expanding our Position in Network Services Product Offerings. We believe we are the largest outsource provider of out-of-network bill review and repricing services in the nation today, managing over $6.5 billion annually in medical claim volume for the group health market, as well as offering network management services that include preferred provider and other managed care networks. Our network services enable payors to improve payment accuracy and cycle times, eliminate redundant costs, improve network management efficiency, reduce the medical and administrative costs associated with in-network and out-of-network medical care, and meet automatic claims adjudication objectives. In addition, with Beech Street, our own proprietary group health PPO, we believe that we are well positioned to expand our role in network services product offerings, particularly in the group health industry. We believe that the expanded scope of our network services and our demonstrated experience and effectiveness will enable us to continue to expand the services we provide to our current customers and to potential new customers throughout our Network Services segment.

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

Promote Greater Access to Healthcare by Continuing to Expand the Geographic Scope and Breadth of our Healthcare Service Offerings. We intend to continue to expand our Health Services operations by building and selectively acquiring healthcare centers in new and existing markets, by expanding the types of healthcare and related services provided at and through our centers and related operations, and by continuing to promote our full range of services to patients, employers, and payors throughout the markets we serve. Our experienced business development team is dedicated to identifying and capitalizing on the most attractive opportunities available for expanding our network of centers in markets throughout the United States. From our industry-leading position in occupational healthcare, we will continue our expansion into new and enhanced types of related services, such as group health physical therapy and rehabilitation and urgent care – providing timely care to the public for non-life-threatening injuries and illnesses, and into additional avenues of service delivery, such as on-site services and specialist network services. Finally, aided by advanced database research and account management techniques and extensive, relevant patient outcomes information, our nearly 270-person Health Services sales force will promote the healthcare and related services we offer to new and existing customers. In this manner, we intend to increase the number of our patient visits and enhance the breadth and scope of our primary healthcare services and operations.

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

Focus on Core Business Lines to Produce Attractive Growth Opportunities. On February 7, 2007, Concentra Operating entered into a Purchase Agreement with Coventry Health Care. Under the Purchase Agreement, Coventry Health Care has agreed to acquire the Company’s workers’ compensation managed care services business, including our workers’ compensation provider bill review and repricing services, our FOCUS PPO, and our field case management, telephonic case management, independent medical examinations, and pharmacy benefit management businesses. This transaction is expected to be completed in the second quarter of 2007, subject to certain closing conditions as well as regulatory and other customary approvals set forth in the Purchase Agreement. When the sale is completed, we will continue to own and operate the largest national network of occupational health centers and to be the premier provider of cost containment, claims review and repricing, and network management services to group health and auto insurers. We expect that our focus on these core business lines will produce attractive growth opportunities for us.

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

The amounts and methods of compensation for healthcare providers who perform workers’ compensation injury care services differ from state to state. As of March 1, 2007, 43 states had adopted fee schedules under which all healthcare providers are uniformly compensated within a particular state. The fee schedules are set by each state and generally prescribe the maximum amounts that may be paid for a designated procedure. In states without fee schedules, healthcare providers are reimbursed based on UCR fees charged in the particular state in which the services are provided.

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

In recent years, the dollar amount of workers’ compensation claims has increased significantly. According to the National Safety Council, total workers’ compensation costs to employers in the United States exceeded $160.4 billion in 2005, the latest date for which this information is available. Although total U.S. workers’ compensation costs have increased, work-related injury rates have declined due to improvements in workplace safety and general shifts in job composition toward less demanding work activities, as well as outsourcing of certain job functions to foreign countries. Historically, steady increases in the overall workforce have partially offset these declining injury rates. We believe the market for workers’ compensation and occupational healthcare will grow in future years primarily due to the following factors:

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

Network Services and Care Management Services

Our Network Services segment provides a broad range of services designed to improve healthcare affordability. Our Care Management Services segment seeks to promote appropriate healthcare access and utilization by injured or ill employees, and to facilitate their rapid return to work. We provide our network services and care management services to the following four industries:

Group Health Industry. According to the Centers for Medicare and Medicaid Services, private health insurance expenditures for personal healthcare in the United States are projected to total over $727.4 billion in 2006 and $775.8 billion in 2007. Most group health services are provided pursuant to contractual arrangements between participating healthcare providers (including hospitals, doctors, and other providers) and group health payors including commercial health insurance and Blue Cross plans. These arrangements are most often described as PPO plans or health maintenance organization (or “HMO”) plans. Insurers and third-party administrators can create their own contracted network of preferred providers or contract with independently owned PPOs to utilize their networks. Most larger, commercial payors use a combination of owned and contracted PPO networks. Healthcare payors are also exposed to high costs when medical care under a group health plan is delivered on a non-contractual basis, commonly referred to as an out-of-network claim. These claims arise when services are provided outside a healthcare payor’s geographic coverage area or its network of providers. Out-of-network healthcare claims expose payors to a greater incidence of over-utilization and cost shifting than do contracted or in-network claims. Out-of-network bill review service providers produce savings for their customers by analyzing and applying cost savings techniques to out-of-network medical claims.

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

Auto Insurance Industry. Auto insurance carriers have experienced increased costs associated with the reimbursement of medical expenses, lost wages, and other essential services related to personal injury protection coverage. In most states, utilization review, medical evaluations and peer reviews are the primary mechanisms used to manage care rendered to individuals injured in auto accidents. Provider bill review may also be used to determine the appropriate reimbursement rate for medical services provided to injured parties. A few states have adopted formal medical management regulations that endorse the use of provider networks or formal utilization review programs.

Governmental Payor. The U.S. government outsources certain healthcare payment administrative and review functions for various federal programs, including Medicare and TriCare (for retired military personnel).

SERVICES AND OPERATIONS

We provide our services through three primary operating segments: Health Services, Network Services, and Care Management Services. Our service offerings in these segments encompass the performance of necessary services for each stage of a healthcare claim, from the initial incident through its final resolution.

Health Services

Through our Health Services segment, we operate a nationwide network of primary care centers principally dedicated to the treatment of workplace injuries, including a range of physical therapy and rehabilitation services, and to the performance of other employment-related healthcare services. We are expanding the services provided in our clinics into related services, such as providing physical therapy for the group health market, and providing urgent care to the public for non-life-threatening injuries and illnesses. As of March 1, 2007, we have 312 centers located in 40 states. Our Health Services segment brings extensive clinical expertise to its focus on favorable patient outcomes through appropriate utilization, with a special emphasis on rapid initial treatment, timely follow up, and increased overall primary medical management. We seek to improve patient recovery, to facilitate rapid return to work, and to lower the total cost of patient injuries and illnesses. By serving as an entry point for quality medical care in workers’ compensation cases, we can promptly identify for employers the cases that have the potential to result in significant recovery time and employer costs.

Our affiliated professional groups perform these services through their approximately 750 primary care physicians and 580 physical therapists, as well as physician assistants, occupational therapists, nurses, and other licensed healthcare providers. We maintain long-term management agreements with each professional group pursuant to which we manage all administrative aspects of the clinics, providing a broad array of business services to facilitate the provision of medical services at the occupational healthcare centers by the licensed healthcare professionals whom they employ.

In addition to the services provided in our clinics, we provide a range of services to our employer clients at their workplaces. These services include on-site medical programs at over 260 employer work locations, on-site testing and monitoring services through our mobile medical units, on-call telephonic nurse triage care available twenty-four hours a day, examination and substance abuse program management, and other services delivered on-site including vaccinations and examinations, education and training, wellness and prevention services, and industrial hygiene and safety services. Other services we provide include physician utilization review, physician medical advisory services, and clinical laboratory services including forensic drug testing.

During 2006, 45.7% of all patient visits to our centers were for the treatment of injuries and 54.3% were for non-injury occupational healthcare services.

Provider Arrangements. We provide long-term, comprehensive management services to the professional groups that employ the physicians and other licensed healthcare providers who provide healthcare services in our centers. These affiliated professional groups are independently organized professional associations or corporations that are owned by physicians and that employ the physicians, physician assistants, physical therapists, occupational therapists, and other licensed healthcare providers who provide healthcare services to our centers’ patients. The physicians and other licensed providers employed by our affiliated professional groups typically do not maintain other practices. The physicians and other licensed providers also typically enter into written employment agreements with one of our affiliated professional groups that prohibit the provider from competing with the professional group within a defined geographic area and from soliciting its employees and clients for a period of time after termination of employment. The enforceability of these restrictive covenants varies from state to state, but the professional groups attempt to structure and enforce these agreements in compliance with applicable laws.

We maintain long-term, comprehensive management agreements with our affiliated professional groups under which we exclusively manage all aspects of the operation other than the performance of medical services. Under each management agreement, we provide a wide array of business services to our affiliated professional groups, such as:

•	non-medical support personnel;

•	practice and facilities management;

•	billing and collection;

•	accounting;

•	tax and financial management;

•	human resources management;

•	risk management;

•	marketing and information-based services, such as process management and outcomes analysis; and

•	assistance in the recruitment of physicians, physician assistants, physical therapists, occupational therapists, nurses, and other licensed healthcare providers.

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

We typically generate revenue from our Health Services segment on a fee-for-service basis. Revenue from our Health Services segment as a percentage of our total revenue was 53.7% in 2004, 58.9% in 2005, and 58.7% in 2006.

Network Services

Our Network Services segment provides a broad range of services (primarily to insurance companies, third-party administrators, and other healthcare payors) designed to improve healthcare affordability by increasing healthcare access, reducing inefficiencies or errors in pricing, and streamlining administration of healthcare financial arrangements between payors and providers. We provide these services to the workers’ compensation, group health, governmental payor, and auto insurance markets. Under the Purchase Agreement we entered into with Coventry Health Care in February 2007, Coventry Health Care has agreed to acquire our workers’ compensation managed care services business, and so upon the closing of the Purchase Agreement expected in the second quarter of 2007, we would primarily provide our Network Services to the group health, governmental payors, and auto insurance markets. Through this segment of our business, we seek to lower the cost of each claim or bill. Our Network Services offerings include:

•	access to preferred provider networks;

•	network management; and

•	in-network and out-of-network bill review and repricing services.

We offer our network services both separately and on a bundled basis as a part of a full-service cost containment program. Our comprehensive approach to cost containment serves the needs of a broad range of customers, from local to national accounts. Our network services customers typically pay us an agreed-upon fee per bill reviewed and repriced or a percentage of their savings generated by the performance of our services.

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

Access to Preferred Provider Networks. We provide our customers with access to national provider networks, including both group health and workers’ compensation networks. Under the Purchase Agreement we entered into with Coventry Health Care in February 2007, Coventry Health Care has agreed to acquire our workers’ compensation managed care services business. Upon the closing of the Purchase Agreement expected in the second quarter of 2007, we would primarily provide our customers with access to group health networks. These networks offer medical care at pre-negotiated discounts, enabling our customers to access a contracted provider network as a means of managing their healthcare costs. As of March 1, 2007, our national workers’ compensation provider network includes more than 440,000 healthcare service providers, and over 7,800 healthcare facilities, located in all 50 states and the District of Columbia. As of March 1, 2007, our national group health provider network includes more than 465,000 healthcare service providers and over 4,000 healthcare facilities. Our customers compensate us for access to contracted provider networks primarily by paying us a percentage of their savings or a per covered employee, per month fee.

Network Management. We perform network management services that enable our customers to outsource the processes required to maintain and apply the contractual rates for numerous preferred provider and other managed care networks. By performing these services for our customers, we improve payment accuracy, reduce cycle times, and eliminate redundant costs. Our customers reimburse us for these services on a fee-for-service basis according to the types of network management services we perform on their behalf. Upon the closing of the Purchase Agreement with Coventry Health Care, expected in the second quarter of 2007, we would primarily provide such services to the group health, auto insurance, and governmental payor markets.

In-Network and Out-of-Network Provider Bill Review and Repricing. We review and reprice medical bills for workers’ compensation, group health, and auto insurance claims. Upon the closing of the Purchase Agreement with Coventry Health Care, expected in the second quarter of 2007, we would primarily review and reprice medical bills for the group health and auto insurance markets, although we would continue to review and reprice out-of-network medical bills for the workers’ compensation markets. For workers’ compensation claims made in states with state-mandated fee schedule rates, we review the amounts charged and, if they are in excess of the respective fee schedule rates, we reprice down to the allowable rate. For claims made in states without state-mandated fee schedule rates, we review the amounts charged and, if they are in excess of the UCR rate, we reprice down to the UCR rate. We determine UCR rates for each region in accordance with industry standards using current industry data. For auto insurance claims, we will review the amounts charged and, if they differ from the UCR rate, we will reprice to the UCR rate. Additionally, our automated bill review service enables us to identify duplicative billings and provide our customers with access to certain preferred provider pricing schedules, including those of our contracted provider networks, to achieve additional savings below the fee schedules or the UCR rates. In the governmental payor market, we perform selective, post payment audits of the claim codes used by healthcare providers, most notably the coding utilized by institutional providers (Diagnosis Related Group), as well as certain other categories of claims, as a subcontractor to a recovery audit contractor in a Medicare demonstration project. Our customers compensate us for these services by providing us a percentage of the savings we achieve, a flat fee per bill reviewed, or a combination of these two methods.

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

We believe that we are the market leader in providing out-of-network bill review services in the group health market and seek to increase our presence in this market. We plan to continue to expand our services in the auto insurance markets through the performance of out-of-network provider bill review and repricing services.

First Notice of Loss or Injury Services. During 2006, we provided a computerized first notice of loss or injury service through our First Notice Systems, Inc. subsidiary (“First Notice”) using three centralized call centers and a web-based intake platform. We provided our first notice of loss or injury services primarily to workers’ compensation carriers for first report of injuries, to the auto industry for first notice of loss reporting, and to insurance carriers for claims reporting by insureds. We received claims from individuals, employers, agents, risk managers, and insurance company personnel. Upon receipt, we electronically transferred each report of loss or injury to the appropriate state agency, the employer, and/or appropriate insurance company in accordance with applicable state requirements and the unique business rules of each customer. For the performance of our first notice of loss or injury services, our customers paid us on a fee-per-claim basis. On December 22, 2006, we sold First Notice to The Innovation Group, PLC, and ceased providing these services.

Information Systems. We use a proprietary system to perform our out-of-network bill review services. We receive bills through multiple access points in order to minimize the administrative cost to our customers. Once a bill is entered into our system, we evaluate and analyze the bill using our extensive database and business rules, and we apply our customers’ preferences and requirements to identify the type of claims review service with the greatest expected savings. We are compensated for these services primarily on a percentage-of-savings basis.

Revenue from our Network Services segment as a percentage of our total revenue was 24.2% in 2004, 23.3% in 2005, and 25.7% in 2006.

Care Management Services

Our Care Management Services segment seeks to promote appropriate healthcare access and utilization by performing services designed to monitor cases and facilitate the return to work of injured or ill employees who have been out of work, receiving healthcare, or both, for an extended period of time due to a work-related or auto incident or disability. Under the Purchase Agreement we entered into with Coventry Health Care in February 2007, Coventry Health Care has agreed to acquire our workers’ compensation managed care services business, including our workers’ compensation provider bill review and repricing services, our FOCUS PPO, and our field case management, telephonic case management, independent medical examinations, and pharmacy benefit management businesses. This transaction is expected to be completed in the second quarter of 2007, subject to certain closing conditions as well as regulatory and other customary approvals set forth in the Purchase Agreement. Care Management Services include:

•	field case management;

•	telephonic case management;

•	independent medical examinations;

•	utilization review and management; and

•	peer reviews.

Field Case Management. We provide field case management services for workers’ compensation and auto injury cases through case managers working at the local level on a one-on-one basis with injured employees and their healthcare professionals, employers, and insurance company adjusters. Our field case managers are located in 46 states and the District of Columbia. Upon the closing of the Purchase Agreement, we will provide field case management services for auto injury cases.

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

Telephonic Case Management. Our telephonic case management services consist of telephonic management of workers’ compensation and auto injury claims, as well as of short-term disability, long-term disability, and employee absences covered under the Family and Medical Leave Act. Upon the closing of the Purchase Agreement, we will provide telephonic case management services for auto injury cases. Although similar to field case management in that telephonic case managers coordinate the efforts of individuals involved in a medical claim, telephonic case management is typically performed for claims of shorter duration. Most telephonic case management activities are completed within 30 to 90 days. Telephonic case management is an important component of early intervention that enables us to identify promptly those cases that require field case management or independent medical exams.

Independent Medical Examinations. We provide our customers with access to healthcare professionals who perform independent medical examinations to evaluate the medical condition and treatment plan of patients. We provide independent medical examination services primarily for the occupational healthcare, disability, and auto industries. Upon the closing of the Purchase Agreement, we will provide independent medical examination services primarily to the auto industry. Through our extensive network of independent medical professionals, our customers can receive independent medical reviews for injured claimants nationwide. Our technology enables customers to make on-line referrals and check on the current status of their cases.

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

Our customers compensate us for our care management services on a fee-for-service basis. The fees are typically flat fees determined in advance for each type of service we perform. For some of our care management services, including field and telephonic case management, fees are typically based on the number of hours we dedicate to performing services. The fees for our independent medical examination, utilization management, and peer review services vary according to the geographic location, specialty, and type of medical provider performing the medical examination or review. Revenue from our Care Management Services segment as a percentage of our total revenue was 22.1% in 2004, 17.4% in 2005, and 15.6% in 2006.

CUSTOMERS

Through our nationwide network of centers, we served over 220,000 employer locations as of December 31, 2006. We also serve more than 1,500 Network Services and Care Management Services healthcare payor customers across the United States, including major underwriters of workers’ compensation, group health, auto and disability insurance, third-party administrators, and self-insured employers.

Although no single customer represented more than 6% of our total revenue in 2006, our four largest customers represented 5.5%, 5.0%, 4.9%, and 4.2%, respectively, of our total revenue in 2006. We do not have written agreements with most of our Health Services customers; however, many of our Network Services and Care Management Services relationships are based on written agreements (most of which are terminable by either party on short notice and without penalty). We typically do not assume healthcare cost risk.

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

Network Services and Care Management Services

We believe we are the largest outsource provider of occupational healthcare improvement and cost containment services in the nation. As in primary occupational healthcare, the markets for our Network Services and Care Management Services segments are highly fragmented and competitive. Our network services competitors, who may also be our customers for certain services, include national managed care providers, PPOs, independent providers, insurance companies, and third-party administrators. Our three closest workers’ compensation competitors are CorVel Corporation, a public company and a nationwide provider of medical cost containment and managed care services, GENEX Services, Inc., which provides disability management services, and First Health Group Corp., a national managed care company and subsidiary of Coventry Health Care, Inc., serving the group health, workers’ compensation, and state agency markets. Additionally, we encounter pricing competition from other providers of out-of-network services. We also compete with vendors who provide unbundled services on a local level, particularly companies with an established relationship with a local insurance company adjuster. In addition, several large insurance carriers and third-party administrators offer managed care services for their customers, either by performance of the services in-house or by outsourcing to organizations like ours. If these payors increase their performance of these services in-house, our business could be adversely affected.

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

At March 1, 2007, Congress and several states have legislation pending that may potentially increase our costs or reduce our revenue and profitability:

•

Legislation introduced in Congress would create requirements governing the security and disclosure of personally identifiable information. Such requirements could add administrative and compliance costs to our business.

•

Colorado Senate Bill 79 would require any entity contracting with a healthcare provider to include specified provisions in those contracts and comply with other specific mandates. Such requirements may increase our PPO network administration costs and limit our flexibility in arrangements with providers.

•

Legislation in Connecticut would create new contracting and audit requirements for “contracting health organizations.” Such requirements may increase our PPO network administration costs and limit our flexibility in arrangements with providers.

•

Legislation in Indiana would require specified payor and reimbursement information to be included in PPO provider contracts. Such requirements may increase our PPO network administration costs and limit our flexibility in arrangements with providers.

•

Legislation to be introduced in Louisiana would create requirements for workers’ compensation PPO discounting. Such requirements may increase our PPO network administration costs and limit our flexibility in arrangements with providers.

•

The New York and South Carolina legislatures are considering numerous workers’ compensation reform proposals. Such proposals may result in increased costs associated with complying with the new requirements and may reduce our revenue and profitability.

•

Legislation in Oklahoma would allow workers’ compensation patients to select their treating provider(s) without restriction. If this legislation passes and workers’ compensation patients choose providers other than us or providers in our PPO network, it may reduce our revenue and profitability.

•

Legislation in Tennessee and Texas would require all “secondary market” PPO networks to meet specified requirements. Such requirements may increase our PPO network administration costs and limit our flexibility in arrangements with providers.

In addition, certain proposed state rules may potentially increase our costs or reduce our revenue and profitability:

•

The California Division of Workers’ Compensation has proposed administrative penalty and utilization review penalty regulations that create mechanisms for auditing affected entities and for assessing penalties for non-compliance. Such regulations may result in increased costs associated with complying with the new requirements and could result in fines for any noncompliance.

•

Workers’ compensation reform legislation recently passed in Delaware will require the adoption of regulations creating a state workers’ compensation medical fee schedule, adopting the use of medical treatment guidelines, creating a process for certifying medical providers authorized to treat workers’ compensation patients, and specifying requirements for reimbursing medical claims. These regulations may result in increased costs associated with complying with the new requirements and may reduce our revenue and profitability.

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

At present, our affiliated physicians perform health services in 33 states that have treatment-specific fee schedules with established maximum reimbursement levels. The remaining states in which we manage clinics provide for a “reasonableness” review of medical costs paid or reimbursed by workers’ compensation. When not governed by a fee schedule, we adjust our charges to the UCR levels accepted by the payor.

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

Many states have licensing and other regulatory requirements related to workers’ compensation that apply to our Network Services and Care Management Services business lines. As of March 1, 2007, 30 states have enacted laws that require licensing, certification, or registration of businesses that provide workers’ compensation medical review services. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control, and dispute resolution procedures. In addition, several states have adopted laws regulating the operation of managed care provider networks. These laws apply to managed care provider networks that have contracts with us and, in some states, to provider networks with which we are affiliated or may affiliate in the future. To the extent that we are governed by these regulations, we may be subject to additional licensing requirements, financial oversight, and procedural standards for beneficiaries and providers.

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

In addition, on January 23, 2004, the Secretary of the Department of Health and Human Services published a Final Rule that requires each healthcare provider to adopt a standard unique health identifier, the National Provider Identifier (“NPI”). The NPI will identify healthcare providers in the electronic transactions for which the Secretary has already adopted standards (the “standard transactions”). These transactions include claims, eligibility inquiries and responses, claim status inquiries and responses, referrals, and remittance advices. All health plans (including Medicare, Medicaid, and private health plans) and all healthcare clearinghouses must accept and use NPIs in standard transactions by May 23, 2007 (small health plans have until May 23, 2008).

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

In addition, many states have adopted some form of the National Association of Insurance Commissioners Privacy of Consumer Financial and Health Information Model Regulation; this requires that individuals elect to permit the disclosure of their health information. Where adopted, licensees of that state’s insurance department must enact procedures to secure compliance with these regulations. In addition, as of March 1, 2007, 33 states and the District of Columbia have adopted security regulations that impact licensees of the state insurance department and their service providers. Many of our insurance company customers who are subject to these regulations require us to adhere to their compliance programs and procedures to satisfy their obligations under these regulations.

We anticipate that there will be more regulation in the areas of privacy and confidentiality, particularly with respect to medical information. We regularly monitor the privacy and confidentiality requirements that relate to our business, and we anticipate that we may have to modify our operating practices and procedures in order to comply with these requirements.

Cost Containment Services

Many of our cost containment services, including our care management services, involve prospective or concurrent review of requests for medical care or therapy. As of March 1, 2007, 30 states have enacted laws that require licensure, certification, or other approval of businesses like ours that provide such types of workers’ compensation medical review services. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control, and dispute resolution procedures. Some states waive these registration requirements for entities accredited by specified recognized agencies, such as the Utilization Review Accreditation Commission.

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

Prompt Pay Laws

Many states are considering or have enacted legislation governing prompt payment for healthcare services. These laws generally define a process for the payment of claims and set a specific timeframe during which payors must remit payment for services rendered. Although we are not responsible for provider payment, our network and cost containment services customers typically do have that responsibility and may require assistance from us in performing our services within the prescribed time periods under these laws. As of March 1, 2007, 46 states have some form of prompt pay law for workers’ compensation, and most states have implemented prompt pay laws for the provision of group health medical services including PPOs, HMOs, and other managed care payors.

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

SEASONALITY

Our business is seasonal in nature. In our Health Services segment, patient visits at our occupational healthcare centers are generally lower in the first and fourth quarters of the year primarily because fewer occupational injuries and illnesses occur during those time periods due to plant closings, vacations, inclement weather, and holidays. In addition, since employers generally hire fewer employees during the fourth quarter, the number of pre-placement physical examinations and drug and alcohol tests conducted at the centers during that quarter is further reduced. In our Network Services segment, the first quarter of the year normally reflects less charge volume activity due to plan members higher co-pays and deductibles that are in force in the early part of the plan year. Correspondingly, the last quarter of the year normally reflects higher charge volume as plan members and insurance plans see more claims activity before the close of the plan year. Our Care Management Services segment’s revenue is usually lower in the fourth quarter compared to the third quarter due to the impact of vacations and holidays. Accordingly, our first and fourth quarters generally reflect lower revenue when compared to our second and third quarters.

INSURANCE

Effective January 1, 2005, we replaced the medical malpractice liability insurance that was historically purchased from a third-party carrier with insurance provided by a captive insurance company that we formed in late 2004, OMP Insurance Company, Ltd. (“OMP”). This captive insurance company provides our insureds with primary professional liability coverage, which we supplement with excess medical malpractice liability insurance provided from a combination of reinsurance and excess liability insurance policies. We formed OMP to address the lack of traditional professional liability companies available to provide professional liability coverage to large physician groups. Our use of a captive insurance company has increased our level of risk retention with regard to the retained limit of liability and legal expenses when compared to our previous medical malpractice liability insurance coverage.

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

We use four distinct approaches to provide the Company, its affiliated professional associations, and its affiliated physicians, mid-level practitioners, and therapists with medical professional liability insurance. OMP insures in the majority of states not covered by other policies with a claims-made policy. CNA Insurance Company (“CNA”) provides coverage for six patient compensation fund states using traditional medical professional liability policy. CNA also issues “fronted” medical professional liability policies for five states. In those states, OMP is not licensed to write direct insurance, but OMP fully reinsures CNA. For seven New England states, we purchase a large deductible medical professional liability policy from Arch Insurance Company. In addition, we purchase an additional $20.0 million of reinsurance and excess liability insurance that applies to all medical professional liability insurance coverages described above.

For 2006, we maintained a managed care organization errors and omissions liability insurance policy covering all aspects of our network and care management services. This policy had limits of $10.0 million per claim, with an annual aggregate of $10.0 million. We maintained an excess liability policy that provided an additional $10.0 million over the primary policy. We maintained an Internet errors and omissions liability policy with a $10.0 million per claim limit and a $10.0 million aggregate limit. Our directors and officers liability policy had a liability limit of $20.0 million per occurrence and in the aggregate, with an additional $10.0 million in limits provided through an excess liability policy. We also maintained a commercial general liability insurance policy with a $1.0 million limit per occurrence and a $5.0 million annual aggregate.

We believe that our insurance coverage is adequate for our current operations. However, we cannot be certain that our insurance will cover all future claims or will be available in adequate amounts or at a reasonable cost in the future.

EMPLOYEES

We had approximately 11,585 employees as of March 1, 2007. At the closing of the Purchase Agreement with Coventry Health Care, expected in the second quarter of 2007, we expect to have approximately 8,700 employees. We have experienced no work stoppages and believe that our employee relations are good. Substantially all of the physicians, physical therapists, and other licensed healthcare providers performing professional services in our occupational healthcare centers are either employed by or under contract with one of our affiliated professional groups. None of our employees is subject to a collective bargaining agreement.

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

As of March 1, 2007, the Company’s consolidated indebtedness and accrued interest was approximately $809.6 million, and our parent, Concentra Holding, had an additional $67.3 million in indebtedness and accrued interest. In addition, we had $16.4 million of letters of credit outstanding and $133.6 million of additional revolving loan availability under our amended credit facility. In the event of default by our parent, our creditors could accelerate our indebtedness. Our business strategy calls for significant capital expenditures for acquisitions and development. The degree to which we are leveraged means that we must dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, reducing the funds available for operations, working capital, capital expenditures, acquisitions, and general corporate or other purposes. Over the next year, we will be required to make debt payments of $0.6 million and interest payments of approximately $65.8 million. These debt and interest payment amounts do not give effect to any required prepayment related to the closing of the Purchase Agreement with Coventry Health Care. In March 2005, we committed to enter into a series of interest rate hedging arrangements that converted, at inception, approximately $80.0 million of variable rate debt to fixed rates and will expire over a three-year period ending March 31, 2008. The estimated interest payments set forth in this paragraph do not reflect the effect of these arrangements.

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

We will require significant amounts of cash to service our indebtedness. As of March 1, 2007, we expect our debt principal payments to be $0.6 million in 2007, $0.5 million in 2008, $0.6 million in 2009, $252.8 million in 2010, $391.8 million in 2011, and $155.0 million in 2012. Based on forecasted interest rates, we expect our interest payments to be $66.2 million in 2007, $64.5 million in 2008, $64.4 million in 2009, $64.5 million in 2010, $30.0 million in 2011, and $7.1 million in 2012. These debt and interest payment amounts do not give effect to any required prepayment related to the closing of the Purchase Agreement with Coventry Health Care. In March 2005, we committed to enter into a series of interest rate hedging arrangements that converted, at inception, approximately $80.0 million of variable rate debt to fixed rates and will expire over a three-year period ending March 31, 2008. The estimated interest payments set forth in this paragraph do not reflect the effect of these arrangements.

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

We maintain a mixture of fixed and variable rate debt obligations. At March 1, 2007, we had debt outstanding under our senior credit facility of approximately $465.0 million at variable short-term interest rates. Our debt service payment obligations under our senior credit facility for 2006 totaled approximately $97.3 million. At March 1, 2007, we expected our debt service payments to be approximately $34.9 million in 2007. Based on the amount and composition of indebtedness at March 1, 2007, if interest rates increase by one percentage point, our debt service payment obligations would increase by approximately $4.7 million over the next twelve months. These debt and interest payment amounts do not give effect to any required prepayment related to the closing of the Purchase Agreement with Coventry Health Care. In March 2005, we committed to enter into a series of interest rate hedging arrangements that converted, at inception, approximately $80.0 million of variable rate debt to fixed rates and will expire over a three-year period ending March 31, 2008. The estimated interest payments set forth in this paragraph do not reflect the effect of these arrangements.

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

Our amended credit facility requires us to maintain certain financial ratios that become more restrictive over time. These ratios are as follows:

•

our consolidated leverage ratio may not exceed 5.25 to 1.00 for the quarter ended December 31, 2006; this threshold declines over time to 3.25 to 1.00 for the quarter ended June 30, 2010 and thereafter;

•

our consolidated interest coverage ratio may not be less than 2.35 to 1.00 for the quarter ended December 31, 2006; this threshold increases over time to 3.00 to 1.00 for the quarter ended March 31, 2010 and thereafter; and

•	our consolidated fixed charge ratio may not exceed 1.00 to 1.00 for the quarter ended December 31, 2006 and thereafter.

As a result of these covenants and ratios, we are limited in the manner in which we conduct our business and may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to operate our business successfully and prevent us from fulfilling our obligations.

We are currently in compliance with all covenants and financial ratios contained in our amended credit facility and all covenants contained in our parent’s bridge loan agreement. A failure to comply with such covenants or financial ratios could lead to an event of default. In the event of any default under our amended credit facility or our parent’s bridge loan agreement, the lenders under our amended credit facility and our parent’s bridge loan agreement are not required to lend any additional amounts to us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, require us to apply all of our available cash to repay these borrowings, or prevent us from making debt service payments on our other indebtedness. An acceleration of indebtedness under our amended credit facility or our parent’s bridge loan agreement would also likely result in an event of default under the terms of any other financing arrangement we have outstanding at the time, including with respect to our 9 1/2% senior subordinated notes and our 9 1/8% senior subordinated notes. If any or all of our debt were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. On March 1, 2007, we had $465.0 million outstanding indebtedness on our amended credit facility, $181.0 million in principal amount outstanding on our 9 1/2% senior subordinated notes, and $153.6 million in principal amount outstanding on our 9 1/8% senior subordinated notes. The outstanding indebtedness on our parent’s bridge loan was $66.4 million on March 1, 2007.

If we are unable to preserve or increase our market share among national and regional insurance carriers and large, self-funded employers, our results may be adversely affected.

Our business strategy and future success depend in part on our ability to capture market share with our cost containment services as national and regional insurance carriers and large, self-funded employers look for ways to achieve cost savings. We cannot assure you that we will successfully market our services to these insurance carriers and employers or that they will not resort to other means to achieve cost savings. Additionally, our ability to preserve or enhance our market share may be adversely affected by the decision of potential customers to perform services internally instead of outsourcing the provision of such services to us. Certain of our customers have acquired or may acquire our competitors. Such consolidation activity by our customers may increase the risk that they will in-source services provided by us. Furthermore, we may not be able to demonstrate sufficient cost savings to potential or current customers to induce them not to provide comparable services internally or to accelerate efforts to provide such services internally. Our customers may further disaggregate the services we provide for them generally or in certain geographical sub-markets, such as individual states, and in doing so create more competitive pricing conditions for such services. If the demand for our cost containment services does not increase, our results may be adversely affected.

If we lose a significant customer, our results may be adversely affected.

Our results may decline if we lose one or more significant customers. Most of our customer contracts permit either party to terminate without cause. If one or more significant customers terminates, or does not renew or extend their contract with us, our results could be adversely affected. Many organizations in the insurance industry are consolidating; this could result in the loss of one or more of our significant customers through a merger or acquisition. To the extent that these consolidation trends do not result in the loss of a client, we could experience increasing customer concentration as our individual clients become a part of larger organizations. Several large insurers have commenced bankruptcy proceedings in the past few years, and one or more of our significant customers could file for bankruptcy. Additionally, we could lose significant customers due to competitive pricing pressures or other reasons. In particular, we have a number of significant customers in our Network Services segment. Due to the substantial fixed costs in this business segment, the loss of a significant customer could cause a material decline in our profitability and operating performance. In 2006, our four largest customers provided approximately 5.5%, 5.0%, 4.9%, and 4.2%, respectively, of our total consolidated revenue.

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

Our 2007 results will be adversely affected by pricing pressures which could worsen.

In our Network Services segment, we have experienced significant pricing pressures in our largest accounts. In the markets we serve, pricing is highly competitive and barriers to entry are low. Current or prospective competitors could offer aggressive pricing to enhance their market position, which could adversely affect ours. If these competitive pricing practices intensify, our results could be adversely affected.

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

Rates of reimbursement for work-related injury or illness visits in our Health Services segment are established through a legislative or regulatory process within each state that we serve. Currently, 43 states have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are determined by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In the states without fee schedules, healthcare providers are reimbursed based on UCR rates charged in the particular state in which the services are provided. Given that we do not control these processes, we may be subject to financial risks if individual jurisdictions do not routinely raise rates of reimbursement in a manner that keeps pace with the inflation of our costs of service.

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

Although PPOs compete on the basis of many factors, including the quality of healthcare services provided, the reach and breadth of provider networks, the discount levels afforded by the provider contracts, and the efficient administration of claims, we expect that price will continue to be a significant basis of competition. Our contracts with our customers are subject to negotiation as customers seek to contain their costs, and they may elect to reduce benefits in order to constrain cost increases. Alternatively, customers may purchase different types of products that are less profitable to us, or move to a competitor to obtain more favorable pricing. Industry consolidation may make it more difficult for us to attract and retain customers, and to attract and retain healthcare providers on advantageous terms. If we do not compete effectively in our markets, if we set customer rates too high in very competitive markets to maintain or increase our market share, and if we fail to attract new customers and maintain our current customers, our revenue and profitability may be adversely affected.

If the sale of the Company’s workers’ compensation managed care services business to Coventry Health Care is not completed, our business could be materially and adversely affected.

The Purchase Agreement with Coventry Health Care is subject to certain closing conditions as well as regulatory and other customary approvals. Therefore, the sale may not be completed in the expected time frame or the Purchase Agreement may be terminated. In such event, we have incurred and will continue to incur significant expenses related to the Purchase Agreement prior to its closing that will not be recovered if the sale is not completed. As a consequence of the failure of the sale to be completed, our business could be materially and adversely affected, making it more difficult to retain employees and existing customers and to generate new business. In addition, if the sale is terminated and our parent’s board of directors seeks to sell the workers’ compensation managed care services business to another purchaser, we cannot be certain that we will be able to find another purchaser willing to pay an equivalent or better price than the price agreed to be paid under the Purchase Agreement.

Future acquisitions and joint ventures may use significant resources or be unsuccessful.

As part of our business strategy, we intend to pursue acquisitions of companies providing services that are similar or complementary to those that we provide in our business, and we may enter into joint ventures to operate occupational healthcare centers. In 2005, we completed the acquisition of Beech Street and Occupational Health + Rehabilitation Inc (“OH+R”). These acquisitions and joint venture activities may involve:

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

In 2005, we completed two major acquisitions, Beech Street and OH+R. Either or both of these companies may have material liabilities or operational deficiencies that we have not yet recognized. We may acquire companies that have material liabilities for failure to comply with healthcare laws and regulations or for other past activities. Although we maintain various types of business insurance, we do not currently maintain insurance specifically covering any unknown or contingent liabilities that may occur after the acquisition of businesses. In addition, any indemnification provisions that we obtain in connection with such acquisitions may not be adequate to protect us, either because of limits or deductibles, or due to the credit quality of the indemnitor. If we incur these liabilities and are not adequately indemnified or insured for them, our operating results and financial condition may be adversely affected.

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

Our affiliated professional groups and some of our employees are involved in the delivery of healthcare and related services to the public. We charge our customers for these services on a fee-for-service basis. In providing these services, the physicians and other licensed providers in our affiliated professional groups, some employees and, consequently, we are exposed to the risk of professional liability claims. In addition, as we expand into the delivery of urgent care to the general public, including minor children and senior citizens, we will increase the diversity of our patient mix as well as the diversity and possible severity of the illnesses and injuries that we may be called upon to diagnose and treat, which may increase the risk of professional liability claims and the severity of such claims. Claims of this nature, if successful, could result in significant liabilities that may exceed our insurance coverage and the financial ability of our affiliated professional groups to indemnify us. Further, plaintiffs have proposed expanded theories of liability against managed care companies as well as against employers who use managed care in workers’ compensation cases that, if established and successful, could discourage the use of managed care in workers’ compensation cases and may reduce either the number of cases referred to us for treatment or the rates we charge for our services.

We provide to insurers and other payors of healthcare costs managed care programs that utilize PPOs and computerized bill review programs and repricing of claims services that sometimes calculate the UCR rate due to a provider. These UCR rate calculations may generate controversy and litigation between and among our payor customers, providers, patients, and us. Healthcare providers have brought against us and our clients individual and class action lawsuits challenging such programs. If such lawsuits are successful, we may incur significant liabilities.

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

Approximately 63% of our revenue in 2006 was generated from the treatment or review of workers’ compensation claims. The rate of injuries occurring in the workplace has decreased over time. Although the overall number of people employed in the workplace has generally increased, this increase has only partially offset the declining rate of injuries and illnesses. Our business model is based, in part, on our ability to expand our relative share of the market for the treatment and review of claims for workplace injuries and illnesses. If nationwide employment does not increase or experiences periods of decline, our ability to expand our revenue and earnings may be adversely affected. Additionally, if workplace injuries and illnesses continue to decline at a greater rate than the increase in total employment, the number of claims in the workers’ compensation market will decrease and may adversely affect our business.

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

In recent years, Congress and some state legislatures have introduced an increasing number of proposals to make significant changes in the healthcare system. Changes in law and regulatory interpretations may reduce our revenue and profitability, restrict our existing operations, limit the expansion of our business, or impose new compliance requirements on our industry. At March 1, 2007, Congress and several states have legislation pending that may potentially increase our costs or reduce our revenue and profitability:

•

Legislation introduced in Congress would create requirements governing the security and disclosure of personally identifiable information. Such requirements could add administrative and compliance costs to our business.

•

Colorado Senate Bill 79 would require any entity contracting with a healthcare provider to include specified provisions in those contracts and comply with other specific mandates. Such requirements may increase our PPO network administration costs and limit our flexibility in arrangements with providers.

•

Legislation in Connecticut would create new contracting and audit requirements for “contracting health organizations.” Such requirements may increase our PPO network administration costs and limit our flexibility in arrangements with providers.

•

Legislation in Indiana would require specified payor and reimbursement information to be included in PPO provider contracts. Such requirements may increase our PPO network administration costs and limit our flexibility in arrangements with providers.

•

Legislation to be introduced in Louisiana would create requirements for workers’ compensation PPO discounting. Such requirements may increase our PPO network administration costs and limit our flexibility in arrangements with providers.

•

The New York and South Carolina legislatures are considering numerous workers’ compensation reform proposals. Such proposals may result in increased costs associated with complying with the new requirements and may reduce our revenue and profitability.

•

Legislation in Oklahoma would allow workers’ compensation patients to select their treating provider(s) without restriction. If this legislation passes and workers’ compensation patients choose providers other than us or providers in our PPO network, it may reduce our revenue and profitability.

•

Legislation in Tennessee and Texas would require all “secondary market” PPO networks to meet specified requirements. Such requirements may increase our PPO network administration costs and limit our flexibility in arrangements with providers.

In addition, certain proposed state rules may potentially increase our costs or reduce our revenue and profitability:

•

The California Division of Workers’ Compensation has proposed administrative penalty and utilization review penalty regulations that create mechanisms for auditing affected entities and for assessing penalties for non-compliance. Such regulations may result in increased costs associated with complying with the new requirements and could result in fines for any noncompliance.

•

Workers’ compensation reform legislation recently passed in Delaware will require the adoption of regulations creating a state workers’ compensation medical fee schedule, adopting the use of medical treatment guidelines, creating a process for certifying medical providers authorized to treat workers’ compensation patients, and specifying requirements for reimbursing medical claims. These regulations may result in increased costs associated with complying with the new requirements and may reduce our revenue and profitability.

In recent years, both federal and state government agencies have increased civil and criminal enforcement efforts relating to the healthcare industry. This heightened enforcement activity increases our potential exposure to damaging lawsuits, investigations, and other enforcement actions. Any such action could distract our management and adversely affect our business reputation and profitability.

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

•

by requiring a different contracting method. The overall level of discounting from hospitals has decreased in many states for many non-governmental payors as hospitals insist on contracting based on a straight discount from charges, or on a “stop-loss” provision that limits their discount calculated as a percentage of charges from an earlier generation of discounting based on “per diem” pricing for inpatient care. No assurances can be given that a change in the mix of contracting methods for our PPO contracts would not result in a lessening of their effective discount; or

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

If the utilization by healthcare payors of early intervention services, including our occupational healthcare and telephonic case management services, continues to increase, the revenue from our later stage network and care management services may be adversely affected.

The performance of early intervention services, including injury occupational healthcare and telephonic case management services, often results in a decrease in the average length of, and the total costs associated with, a healthcare claim. By successfully intervening at an early stage in a claim, the need for additional cost containment services for that claim may often be reduced or even eliminated. As healthcare payors continue to increase their utilization of early intervention services, the revenue from our later stage network and care management services may decrease.

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

The Sarbanes-Oxley Act of 2002 has imposed many new requirements on public companies regarding corporate governance and financial reporting, including a requirement that management provide a report on its internal control over financial reporting, and for its auditors to attest to management’s report. We have devoted substantial time and resources to the documentation and testing of our controls, and to implementing remedial efforts as required. Although we are not currently subject to these reporting obligations, we are filing with this annual report on Form 10-K both our internal management report and our auditor’s attestation report for the fiscal year ending December 31, 2006. However, in the future, we or our auditors could identify significant deficiencies or material weaknesses in our internal control over financial reporting that would not allow our management to conclude that our internal control over financial reporting is effective, or allow us to obtain an unqualified opinion from our auditor on our management assessment and on the effectiveness of our control over financial reporting. Our inability to provide this conclusion or obtain this unqualified opinion may cause investors, creditors, customers, suppliers, or others to lose confidence in the accuracy of the our financial reporting, which may in turn negatively affect our ability to conduct operations and to secure financing, and may require additional expenditures to meet the requirements. In addition, our ability to report financial results on a timely and accurate basis may be adversely affected.

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

Our principal corporate office is in Addison, Texas, and we lease space in this site pursuant to a lease agreement expiring in 2014. We also maintain important divisional offices in the following locations: Lake Forest, California; Naperville, Illinois; Burlington, Massachusetts; and Franklin, Tennessee. At the closing of the Purchase Agreement with Coventry Health Care, expected in the second quarter of 2007, we expect to transfer the leases for divisional offices located in Tampa, Florida, Burlington, Massachusetts and Franklin, Tennessee to Coventry Health Care.

Except for nine properties we own (including one building located on leased land), we lease all of our approximately 450 offices, including our occupational healthcare centers. At the closing of the Purchase Agreement, we expect to transfer approximately sixty offices to Coventry Health Care. We believe that our facilities are adequate for our current needs and that suitable additional space will be available to us on commercially reasonable terms as and when required.

ITEM 3.	LEGAL PROCEEDINGS

In February 2007, Progressive Casualty Insurance Company and several affiliated Progressive entities (collectively, “Progressive”) filed suit against one of the Company’s wholly-owned subsidiaries, Beech Street, in Florida federal court. The suit arises out of a contractual relationship between Beech Street and Progressive that allowed Progressive to access Beech Street’s network of healthcare providers in Florida. Progressive alleges that it was forced to defend a number of provider lawsuits because Beech Street failed to supply Progressive with accurate information and otherwise breached their contract. Progressive seeks over $30 million in damages.

Gallagher Bassett Services, Inc. (“GB”) is a client of Concentra Integrated Services, Inc. (“CISI”), a wholly-owned subsidiary of the Company. GB has been defending a putative class action in state court in Illinois brought by the same plaintiffs that have sued FOCUS and Concentra Holding in the Southern Illinois Cases (see below). The claims against GB are similar to the claims at issue in the Southern Illinois Cases. In February 2007, GB filed a third-party complaint against CISI in the case against GB.

In February 2005, plaintiff medical providers filed two putative class actions in state court in southern Illinois against FOCUS and Concentra Holding (the “Southern Illinois Cases”). One case seeks to recover based on FOCUS’s alleged failure to steer patients to providers who are members of the FOCUS PPO network. Both cases allege that we used biased and arbitrary computer software to review medical providers’ bills.

In September 2005, the Company entered into a class action settlement in a case in federal court in the Eastern District of Pennsylvania. The claims in that case are similar to the claims alleged in the Southern Illinois Cases. The settlement, if finally approved, will release the claims of a nationwide class of medical providers and will eliminate most of the claims at issue in the Southern Illinois Cases. The settlement involves no cash payment to class members but requires the Company to make a number of changes to its business practices. The settlement remains subject to final court approval, and the Company anticipates receiving a decision from the court shortly (the final hearing on approval of the settlement occurred in October 2006).

In January 2007, FOCUS entered into a settlement of a class action lawsuit in Louisiana. FOCUS had previously been sued (the “Action”) in a Louisiana state court by four Louisiana healthcare providers. Other defendants in the Action were two PPOs and three third-party administrators (“TPAs”). FOCUS maintains a preferred provider network of occupational healthcare providers. The plaintiffs asserted claims under the Any Willing Provider Act in Louisiana. Similar cases have also been filed against insurance carriers, PPOs, and TPAs in the state court trial system and the workers’ compensation court system. Certain of FOCUS’ clients have made indemnification demands on it as a result of these actions.

In the settlement, FOCUS has agreed to create a $12.0 million settlement fund and to pay an additional $0.3 million to cover actual expenses related to the administration of the settlement of the class action. The parties to the class action have mutually agreed that the settlement represents a compromise of disputed claims and is not an admission of liability for any purposes. The settlement remains subject to final court approval slated for the third quarter of 2007, following notice to class members.

In a related action, in October 2006, Executive Risk Specialty Insurance Company, the error and omissions policy carrier for the Company, its parent and subsidiaries, filed a declaratory judgment action in United States District Court for the District of Northern Texas against our parent and FOCUS seeking to deny coverage for the Action. Our parent intends to defend the suit and seek coverage for some or all of the settlement amounts and related attorneys’ fees and costs set forth above.

In January 2005, CISI received a subpoena from the Office of the Attorney General of the State of New York (“NYAG”). The subpoena requested documents and information regarding CISI’s relationships with third-party administrators and healthcare providers in connection with the NYAG’s review of contractual relationships in the workers’ compensation segment of the insurance industry. CISI has produced documents in response to the subpoena, and has cooperated with the investigation.

In July 2006, the Company received a subpoena from the Office of the Attorney General of the State of Connecticut (“CTAG”). The subpoena requested documents and information regarding CISI’s relationships with third-party administrators and healthcare providers in connection with the CTAG’s review of contractual relationships in the workers’ compensation segment of the insurance industry in Connecticut. CISI produced documents in response to the subpoena, and has cooperated with the investigation.

In January 2006, a plaintiff medical provider filed a putative class action against one of the Company’s wholly-owned subsidiaries, Concentra Preferred Systems, Inc. (“CPS”), in state court in New Jersey. CPS has removed that case to federal court and filed a motion to dismiss, which is presently pending. The complaint seeks certification of a class of all New Jersey providers who submitted claims for out-of-network services and who did not receive the appropriate reimbursements as a result of CPS’s processing of those claims. The plaintiffs allege CPS systematically reduces payments to healthcare providers by using biased computer software and data and that it thereby causes its clients to pay less than the usual, customary, and reasonable charges to which the healthcare providers are entitled.

In November 2003, Nationwide Mutual Insurance Company (“Nationwide”) sued Beech Street in Florida state court. This suit arises out of Nationwide’s contract with Beech Street, which allowed Nationwide to access Beech Street’s network of providers in Florida. Nationwide alleges that it was forced to defend provider lawsuits because Beech Street failed to supply Nationwide with accurate information regarding providers’ dates of participation in Beech Street’s network and providers’ fee schedules. We have filed a motion for summary judgment, which is currently pending.

In January 2003, FOCUS, as plaintiff, initiated an arbitration proceeding to collect past due amounts owing from Fremont Compensation Insurance Group (“FCIG”). Fremont Indemnity Company, an entity related to FCIG and currently subject to a conservatorship proceeding by the California Department of Insurance, asserted a substantial cross-claim against FOCUS in California state court in excess of the amount that FOCUS originally sought in the arbitration proceeding with respect to the services provided by FOCUS to FCIG, and also sought to intervene in the arbitration proceeding. In October 2004, a California superior court deemed the actions related, and will maintain jurisdiction over all claims among the parties.

We are a party to certain claims and litigation in the ordinary course of business. We are not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2006, no matter was submitted to a vote of security holders, either at a meeting of the security holders or by a solicitation of consents from security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of the equity securities of either Concentra Operating or Concentra Holding. Concentra Operating does not issue any of its equity securities in conjunction with an equity compensation plan. As of March 1, 2007, Concentra Holding was the only holder of Concentra Operating common stock. No dividends for Concentra Operating common stock were declared by its board of directors for the two year period ending December 31, 2006. See Item 11, “Executive Compensation,” for a discussion of Concentra Holding’s equity compensation plan. During the fourth quarter of 2006, neither Concentra Operating nor Concentra Holding made any repurchases of their respective equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Statement of Operations Data:
Revenue	$1,298,829	$1,133,347	$1,074,181	$1,021,949	$971,232
Cost of services	993,482	876,607	833,773	793,531	787,993

Gross profit	305,347	256,740	240,408	228,418	183,239
General and administrative expenses	183,070	132,439	127,479	121,687	104,491
Amortization of intangibles	5,697	3,424	3,208	3,872	3,715
Loss on impairment of goodwill and long-lived assets	—	—	41,682	—	—
Gain on sale of assets	—	(1,426)	—	—	—
Unusual charges (gains)	—	—	(96)	—	(1,200)

Operating income	116,580	122,303	68,135	102,859	76,233
Interest expense, net	66,802	56,483	54,249	54,901	61,657
(Gain) loss on change in fair value of economic hedges (1)	(60)	(87)	—	(9,869)	7,589
Loss on early retirement of debt	—	6,029	14,105	7,837	7,894
Other, net	4,036	3,264	3,047	2,823	(1,286)

Income (loss) before taxes	45,802	56,614	(3,266)	47,167	379
Provision for income taxes	17,639	4,338	8,878	5,323	9,299

Income (loss) from continuing operations	28,163	52,276	(12,144)	41,844	(8,920)
(Income) loss from discontinued operations, net of income taxes (2)	(4,574)	(1,525)	(2,169)	(1,445)	688

Net income (loss)	$32,737	$53,801	$(9,975)	$43,289	$(9,608)

Balance Sheet Data:
Working capital	$153,846	$101,062	$112,395	$117,427	$102,459
Total assets	1,133,721	1,103,365	853,340	887,531	861,113
Total debt	800,950	860,830	734,204	659,234	479,826
Total stockholder’s equity (deficit)	$51,231	$6,162	$(62,866)	$44,010	$170,716

(1)	See “Note 2. Summary of Significant Accounting Policies” to the Company’s consolidated financial statements.
(2)	See “Note 11. Discontinued Operations” to the Company’s consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

In 2006, our revenue and gross profit have increased primarily due to acquisitions we consummated in 2005 and growth in the services that we provide to our clients. Organic growth in the services we provide has come in part from increases in visits to our centers, revenue from the pharmacy benefit management services and other diversified services we provide within our Health Services business segment, and from increased volumes we have received from new and existing clients.

During 2006, we achieved overall revenue growth of 14.6% over 2005, substantially all of which came from our Network Services and Health Services business segments. Our Health Services segment grew due to acquisitions that were completed during 2005, increased visits to our centers, increased revenue per visit, and growth from our pharmacy benefit management and other diversified services. Revenue in our Network Services segment increased primarily due to the acquisition of Beech Street Corporation (“Beech Street”) which was completed in October 2005, as well as increased billings to new and existing group health insurance companies and other customers. Within our Care Management Services segment, revenue increases in our telephonic case management services were primarily offset by decreases in our field case management and independent medical exams services. The slight increase in overall revenue for Care Management Services in 2006 is a result of increases in volume and the average rates charged for our services related to our telephonic case management services.

Our Health Services and Network Services business segments provide higher gross and operating margins than does our Care Management Services business segment. Our overall gross profit increased 18.9%, while overall gross profit margin increased to 23.5% in 2006 as compared to 22.7% in 2005. The increase in gross profit was primarily due to growth in our Health Services and Network Services segments, which was partially offset by a decrease in the contribution from our Care Management Services segment. The 2006 increase in the gross profit margin was primarily due to increases in our Network Services segment, and partially offset by decreases in our Health Services and Care Management Services segments. The increase in Health Services gross profit was primarily due to increased visits, gross profits from the Occupational Health + Rehabilitation Inc (“OH+R”) health centers acquired in October 2005, increased revenue per visit, and increases in our pharmacy benefit management and other diversified services. In 2006, our Network Services margins increased primarily due to the acquisition of Beech Street and improved profitability from existing services we provide to group health insurance companies, health plans, third-party administrators, and other payors of healthcare. The Care Management Services gross profit and gross profit margin decreases were primarily due to cost increases in excess of the slight revenue increases.

In December 2006, we completed the sale of our First Notice Systems, Inc. (“FNS”) subsidiary to The Innovation Group plc (“TiG”) in a $50.0 million cash transaction. We recognized an after-tax gain of $4.0 million on the sale of this business. Pursuant to the requirements of our credit facility, we prepaid $24.5 million of our term loan with a portion of the net after-tax cash proceeds we received from the sale. FNS had revenue for the twelve-month period ending December 31, 2006 of $18.6 million and provides first notice of loss or injury services to insurance carriers, third-party administrators and self-insured customers. TiG is headquartered in the United Kingdom and specializes in providing outsourcing services and software solutions to insurers and other risk carriers through its international network of offices over the breadth of the administrative processes of insurers and risk carriers, including back office functions such as policy and claims management and sales.

In February 2007, we announced that we had entered into a definitive agreement to sell our workers’ compensation managed care services business units to a subsidiary of Coventry Health Care, Inc. (“Coventry”) in a $387.5 million cash transaction. The purchase price is subject to certain adjustments as set forth in the definitive agreement. The business units that we plan to divest in the trasaction are our workers’ compensation network services (comprising our provider bill review and repricing services, and our FOCUS preferred provider organization), field case management, telephonic case management, independent medical exams, and our pharmacy benefit management business. These business units had revenue of approximately $324.0 million in 2006. Coventry is a national managed healthcare company based in Bethesda, Maryland, operating health plans, insurance companies, network rental, managed care, and workers’ compensation services companies. The closing of this sale, currently anticipated in the second quarter of 2007, is subject to the satisfaction of pre-closing conditions and regulatory and other customary approvals.

During 2006, we incurred $4.0 million in tax, legal, accounting, and other professional fees in connection with our work on a negotiated transaction with a third party. Due to various factors, we determined that the likelihood of the transaction being consummated as it had originally been structured had become remote, and, accordingly, work on the transaction with the third party was terminated.

We adopted Statement of Financial Accounting Standards No. (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123R”) on a prospective basis effective January 1, 2006, which resulted in $7.2 million in additional non-cash stock-based compensation expense in 2006 from 2005. This amount includes $1.6 million in equity compensation associated with the modification of our Chairman’s stock option agreement in the second quarter due to technical considerations arising in connection with the terminated strategic transaction. In addition to increases in stock-based compensation expense associated with the adoption of SFAS 123R, we have also experienced increases in restricted stock amortization expenses, primarily associated with grants of restricted shares during 2005. Restricted stock amortization expenses increased by $1.7 million in 2006. These increases in equity compensation were partially offset by $2.5 million in reduced compensation expense related to the fourth quarter 2005 issuance of Concentra Inc. unrestricted stock to our Chairman of the Board. SFAS 123R eliminated the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, that we previously used.

During the fourth quarter of 2006, one of our wholly-owned subsidiaries, FOCUS Healthcare Management, Inc. (“FOCUS”) settled a class action lawsuit in Louisiana. Accordingly, we expensed $12.3 million related to the settlement and related expenses during the quarter. FOCUS, along with other preferred provider organizations, insurance companies, and third-party administrators, had been sued by four Louisiana healthcare providers alleging that the defendants provided legally insufficient notice under Louisiana law of preferred provider organization (“PPO”) discounts to which the healthcare providers had contractually agreed. We paid this settlement and related expenses in the first quarter of 2007.

During 2006, we continued our focus on working capital management and the reduction of our overall cost of indebtedness. We provided $112.1 million in cash flow from operating activities in 2006, which was primarily a result of our operating income. Our days sales outstanding on accounts receivable (“DSO”) was 52 days as compared to 51 days at the same time in the prior year.

Overview

We are dedicated to improving quality of life by making healthcare accessible and affordable. We seek to achieve this goal by developing and delivering services designed to promote favorable outcomes and to increase efficiencies in the delivery of and payment for healthcare services. In 2006, we serviced over 7.2 million patient visits, reviewed and repriced over $5.4 billion in workers’ compensation medical bills and over $11.9 billion in group health medical bills, and managed or reviewed over 344,000 cases. From a foundation of services designed to improve workers’ compensation results for our customers, we also serve the group health and auto injury services markets, where payors of healthcare and insurance benefits also routinely seek to enhance healthcare access and affordability.

Through our Health Services segment, we served more than 220,000 employer locations as of December 31, 2006. Through our Network Services and Care Management Services segments, we provide services to more than 1,500 healthcare payor customers, including insurance companies, group health plans, third-party administrators, and self-insured employers.

In May 2004, we completed a cash tender offer and consent solicitation for any and all of our 13% senior subordinated notes in which we received tenders and related consents from holders of approximately 80% of our outstanding 13% senior subordinated notes. Additionally, our parent, Concentra Inc. (“Concentra Holding”) extended the maturity of its $55.0 million bridge loan from March 2005 to March 2007.

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

In September 2006, Concentra Holding extended the maturity of its $55.0 million bridge loan from March 2007 to September 2008.

Business Segments

We provide our services through three operating segments: Health Services, Network Services, and Care Management Services.

Through our Health Services segment, we are a leading provider of primary occupational healthcare services in the United States. We operate a nationwide network of primary-care centers principally dedicated to the treatment of workplace injuries, including a range of physical therapy and rehabilitation services, and the performance of other employment-related healthcare services. Our affiliated professional associations perform these services through their approximately 750 primary care physicians and 580 physical therapists, as well as nurses and other licensed healthcare providers. Through this segment of our business, we also provide other related diversified health services that include on-site medical, pharmacy, and laboratory related services. As of March 1, 2007, we have 312 centers located in 40 states.

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

The following table provides certain information concerning our occupational healthcare centers:

	Year Ended December 31,
	2006	2005	2004
Centers at the end of the period (1)	310	300	257
Centers acquired during the period (2)	7	37	7
Centers developed during the period	4	8	—
Centers closed during the period	1	2	—

(1)	Does not include the centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.
(2)

Represents centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period. We acquired seven centers, sixteen centers, and three centers that were subsequently consolidated into existing centers during the years ended December 31, 2006, 2005, and 2004, respectively.

Discontinued Operations

In December 2006, we completed the sale of FNS to TiG in a $50.0 million cash transaction. We recognized a pre-tax gain of $16.5 million ($4.0 million net of tax) on the sale of this business. Pursuant to the requirements of our credit facility, we prepaid $24.5 million of our term loan with a portion of the net after-tax cash proceeds we received from the sale. FNS had revenue for the twelve-month period ending December 31, 2006 of $18.6 million and provides first notice of loss or injury services to insurance carriers, third-party administrators and self-insured customers. TiG is headquartered in the United Kingdom and specializes in providing outsourcing services and software solutions to insurers and other risk carriers through its international network of offices over the breadth of the administrative processes of insurers and risk carriers, including back office functions such as policy and claims management and sales.

Additionally, due primarily to its operating performance, management determined that we should sell or close the operations of our Canadian field case management services in 2005. We completed the sale of these operations in August 2005 for $13,900 in cash consideration, which approximated net book value.

The related results of operations are shown as discontinued operations, net of tax, in our consolidated statements of operations. The related net income from these discontinued operations, not including the gain on the FNS sale in 2006, was approximately $0.6 million, $1.5 million, and $2.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.

In February 2007, we announced that we had entered into a definitive agreement to sell our workers’ compensation managed care services business units to Coventry in a $387.5 million cash transaction. The purchase price is subject to certain adjustments as set forth in the definitive agreement. Pursuant to the requirements of our credit facility, we anticipate that we will be required to prepay approximately $255.0 million of our term loan with a portion of the estimated $265.0 million net after-tax cash proceeds that we receive from the sale. The business units that we plan to divest in the trasaction are our workers’ compensation network services (comprising our provider bill review and repricing services, and our FOCUS PPO), field case management, telephonic case management, independent medical exams, and our pharmacy benefit management business. These business units had revenue of approximately $324.0 million in 2006. Of this amount, $42.2 million of this revenue, which related to our pharmacy benefit management services, was reported in our Health Services segment, $108.4 million relating to our workers’ compensation network services was reported in our Network Services segment, and the remaining $173.3 million relating to our other businesses to be divested was reported in the Care Management Services segment of our business. Coventry is a national managed healthcare company based in Bethesda, Maryland, operating health plans, insurance companies, network rental, managed care and workers’ compensation services companies. The closing of this sale, currently anticipated in the second quarter of 2007, is subject to the satisfaction of pre-closing conditions and regulatory and other customary approvals.

Significant Acquisitions

We acquired all the outstanding shares of capital stock of Beech Street on October 3, 2005, in a $164.9 million cash transaction. Beech Street was a privately-held corporation based in Lake Forest, California. In connection with our funding of the purchase price for this acquisition, we refinanced our senior credit facility. We replaced our existing $501.5 million term loan facility with a new $675.0 million senior credit facility, consisting of a $150.0 million revolving credit facility and a $525.0 million term loan facility. The new senior credit facility also provides us with a lower rate of interest on our borrowings under this agreement. As part of the refinancing of the senior credit facility, we wrote off $6.0 million of related, unamortized deferred financing costs. During October 2005, we began operating and reporting on Beech Street within our Network Services segment.

We acquired all the outstanding shares of capital stock of OH+R on October 31, 2005, for an aggregate purchase price of approximately $47.4 million plus retained cash. OH+R was a publicly-held corporation and provided occupational healthcare services through 33 health centers located predominantly in the northeastern United States. We funded this acquisition through the use of our unrestricted cash balances. During the fourth quarter of 2005, we began integrating OH+R’s centers into our existing nationwide network of health centers. As a result of the OH+R acquisition, we increased our overall number of health centers by 26. The remaining seven centers acquired in the transaction, located in overlapping markets, were combined with our existing centers.

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

Revenue Recognition

We generally recognize revenue when there is persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. We reduce revenue for estimated contractual allowances and record any amounts invoiced to the customer in advance of service performance as deferred revenue. We recognize this revenue as the services are performed. The amount of deferred revenue, which is included in accrued expenses, was $3.6 million and $4.3 million at December 31, 2006 and 2005, respectively. In addition to the aforementioned general policy, the following are the specific revenue recognition policies of each segment of our operations.

Health Services. Health Services consists of two primary components: (1) workers’ compensation injury care and related services; and (2) non-injury healthcare services related to employer needs or statutory requirements. We recognize revenue for both of these services as the services are performed. The provider reimbursement methods for workers’ compensation injury care and related services vary on a state-by-state basis. Currently, 43 states have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are determined by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In the states without fee schedules, healthcare providers are reimbursed based on usual, customary, and reasonable fees charged in the particular state in which the services are provided. We include billings for services in states with fee schedules in revenue net of allowance for estimated differences between our list prices and allowable fee schedule rates. In the states without fee schedules, we include billings for our services in revenue net of allowance for estimated differences between our list prices and amounts allowed as usual, customary, and reasonable. We record adjustments to the allowance based on final payment from the states upon settlement. We record the net revenue amount as accounts receivable. Workers’ compensation laws that govern state fee schedules and define usual, customary, and reasonable charges for healthcare providers are very complex and vary from state to state. Changes in these laws could materially affect our estimated reimbursement levels for our services and the related allowances for differences between our list prices and reimbursed amounts.

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

Care Management Services. We primarily recognize revenue for our case management and independent medical examinations businesses as we perform the services. We recognize revenue for care management services on a fee-for-service basis at estimated collectible amounts at the time the services are rendered. Our fees are typically flat fees determined in advance for each type of service we perform. Out-of-pocket costs that are incurred in administering a claim are passed on by us to our clients and are included in revenue.

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

We have improved the degree to which our billing and collection procedures are automated and have increased our focus on billing and collections activity. Our policy is to write off accounts after all collection efforts have failed. DSO increased to 52 days at December 31, 2006 from 51 days at December 31, 2005. We calculate DSO based on accounts receivable, net of allowances, divided by the average revenue per day for the prior three months.

Our provision for contractual and bad debt allowances amounted to $103.4 million and $92.1 million in 2006 and 2005, respectively. The 12.3% increase in our provision for contractual and bad debt allowances was primarily due to a 14.6% growth in revenue, partially offset by stronger collection trends related to certain customers. Our accounts receivable balance was $230.1 million, prior to contractual and bad debt allowances of $46.4 million at December 31, 2006.

The estimate for the allowances for contractual adjustments and doubtful accounts is a critical accounting estimate for all of our segments.

Deferred Income Tax Asset Valuation Allowance

Deferred income tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of our deferred income tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and tax credit carryforwards. We evaluate the recoverability of the deferred income tax assets and associated valuation allowance on a regular basis. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We evaluate a variety of factors on a regular basis to determine the amount of deferred income tax assets to recognize in the financial statements, including our recent earnings history, current and projected future taxable income, the number of years our net operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and available tax planning strategies. Based upon our recent operating history and other factors, management determined that it is more likely than not that our deferred income tax assets will be realized with the exception of certain federal and state net operating loss carryforwards for which a valuation allowance was established. In the event of changes in the factors discussed above, we may determine that the realization of the deferred tax asset is different than the net recorded amount. Accordingly, we made adjustments of $1.7 million in 2006 and $0.5 million in 2005 and an adjustment to income in future periods could also be necessary. Our gross deferred income tax assets were $37.9 million and $60.5 million at December 31, 2006 and 2005, respectively.

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

If we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The value of these projected discounted cash flows could be subject to change based on differences in the assumptions noted above. Our net identifiable intangible assets and goodwill amounted to $638.2 million and $664.1 million at December 31, 2006 and 2005, respectively.

We use a fair value approach to test goodwill and indefinite life intangibles for impairment. We recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill and indefinite life intangibles exceeds its fair value. We established fair values using projected cash flows. When available and as appropriate, we used comparative market multiples to corroborate projected cash flow results. We completed our annual impairment test in the third quarters of 2004, 2005, and 2006. We did not record an impairment charge upon completion of this review in 2005 or 2006. During the third quarter of 2004, we determined that an impairment of goodwill for our Care Management Services reporting unit had occurred. Accordingly, we recorded a $36.0 million goodwill impairment charge in the third quarter of 2004. For a further discussion of the goodwill impairment, see “Loss on Impairment of Goodwill and Long-Lived Assets.”

Professional Liability Insurance Claims

Effective January 1, 2005, we replaced the professional liability insurance that was historically purchased from a third-party carrier with insurance provided by a wholly-owned captive insurance subsidiary that we formed in late 2004, OMP Insurance Company, Ltd. (“OMP”). This captive insurance subsidiary provides our insureds with primary professional liability coverage, which we supplement with excess professional liability insurance provided from a combination of reinsurance and excess liability insurance policies. We formed OMP to address the lack of traditional professional liability companies available to provide professional liability coverage to large physician groups. Our use of a captive insurance company has increased our level of risk retention with regard to the retained limit of liability and legal expenses when compared to our previous professional liability insurance coverage. Our allowances for professional liability risks, net of amounts payable under insurance policies, were $13.9 million and $12.5 million at December 31, 2006 and 2005, respectively.

Our professional liability premiums and costs are based on actuarial calculations of our historic losses, our legal expenses and captive insurance company administrative costs, and reinsurance/excess liability premiums. We periodically review and revise, as necessary, all claims and legal reserves to ensure the appropriateness of our accrued liabilities for professional liability exposure. Because of the risk retention exposure inherent in the use of a captive insurance company in addition to increases in claims and related expenses, a change in the actuarial assumptions upon which our professional liability costs are based could materially affect results of operations in a particular period even if we do not experience an actual increase in claims or related expenses.

Acquired Assets and Liabilities

Our business has grown in part through several strategic acquisitions over the last few years. During 2004, 2005, and 2006, we acquired a total of 51 occupational healthcare centers, which includes the 26 centers obtained in the acquisition of OH+R. During this time, the Company also acquired Beech Street. The individual assets and liabilities of each acquired company were recorded at fair value, reflecting amounts for tangible assets and liabilities, and intangible assets.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that tax position is more likely than not of being sustained on audit, based upon the technical merits of the tax position. FIN 48 also provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 states that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no financial impact on our financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial position, results of operations, and cash flows upon its adoption in 2008.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of fiscal years after November 15, 2007. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial position, results of operations, and cash flows as of its adoption in 2008.

Results of Operations

Year ended December 31, 2006 compared with the year ended December 31, 2005

The following table provides the results of operations for years ended December 31, 2006 and 2005 ($ in millions):

	Years Ended December 31,		Change
	2006	2005	$	%
Revenue:
Health Services	$762.6	$667.1	$95.5	14.3%
Network Services	333.7	264.2	69.5	26.3%
Care Management Services	202.5	202.0	0.5	0.3%

Total revenue	$1,298.8	$1,133.3	$165.5	14.6%

Cost of services:
Health Services	$630.9	$550.2	$80.7	14.7%
Network Services	184.8	152.6	32.2	21.1%
Care Management Services	177.8	173.8	4.0	2.3%

Total cost of services	$993.5	$876.6	$116.9	13.3%

Gross profit:
Health Services	$131.7	$116.9	$14.8	12.6%
Network Services	148.9	111.6	37.3	33.4%
Care Management Services	24.7	28.2	(3.5)	(12.1%)

Total gross profit	$305.3	$256.7	$48.6	18.9%

Gross profit margin:
Health Services	17.3%	17.5%		(0.2%)
Network Services	44.6%	42.3%		2.3%
Care Management Services	12.2%	13.9%		(1.7%)

Total gross profit margin	23.5%	22.7%		0.8%

Revenue

For 2006, the higher revenue was primarily due to increases in our Health Services and Network Services businesses, with a slight increase in our Care Management Services business. Total contractual allowances offset against revenue in 2006 and 2005 were $87.5 million and $77.0 million, respectively. The increase was primarily due to increased revenue in our Health Services business segment.

Health Services. Health Services’ revenue increased due to the effects of acquisitions that were completed during 2005, due to growth in visits to our centers, increased revenue per visit, and as the result of increasing revenue from our pharmacy benefit management and other diversified services. The number of total patient visits per day to our centers in 2006 increased 10.5% as compared to 2005, and increased 2.6% on a same-center basis. Our “same-center” comparisons represent all centers that Health Services has operated for the previous two full years, excluding centers affected by the consolidation of acquired centers. The increase in same-center visits for 2006 relates to increases in non-injury and non-illness related visits, with decreases in same-center injury and illness related visits. We believe that our overall visit growth trends are a result of growth in national employment trends, as well as the efforts of our sales and account management teams. We believe decreases in our same-center injury and illness related visits related primarily to decreases in the frequency of workplace injuries during 2006.

For 2006 and 2005, Health Services derived 70.2% and 70.7%, respectively, of its net revenue from the treatment of work-related injuries and illnesses, and 29.8% and 29.3%, respectively, of its net revenue from non-injury and non-illness related medical services. Injury-related visits constituted 45.7% and 46.6% of visits in 2006 and 2005, respectively. Our non-injury visits typically involve pre-employment drug screens and employment-related physical exams, for which we receive lower revenue and contribution per visit than we do from workplace injury as well as physical therapy visits. For the past several years, due to a relatively slower rate of growth in nationwide workplace injuries, we have been experiencing a gradual shift in our practice towards these non-injury services. In order to address these trends in future periods, we are currently seeking increasing rates of price increases, evaluating methods to further reduce the costs of servicing non-injury visits and are considering initiatives to attract other types of higher reimbursement visits into our centers.

Average revenue per same-center visit increased 0.4% in 2006 as compared to the prior year, primarily due to increases in the average prices charged for our services. Revenue from our centers was $647.6 million and $579.0 million for 2006 and 2005, respectively.

During 2006, our Health Services business segment has achieved a significant portion of its non-acquisition related growth in revenue from increases in pharmacy benefit management and other diversified services. Our diversified services include non-clinic revenue such as laboratory, employer on-site, and physician review services. Revenue from pharmacy benefit management and other diversified services was $115.0 million during 2006 as compared to $88.1 million for 2005. Of this amount, $42.2 million of our 2006 revenue and approximately $26.9 million of our 2005 revenue related to pharmacy benefit management services that we currently plan to sell to Coventry as part of our pending divestiture of our workers’ compensation care services business.

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

Network Services. This segment’s revenue increased primarily due to our acquisition of Beech Street in October 2005, and also due to increased billings for services we provide primarily to new and existing group health insurance companies, health plans, third-party administrators, and other payors of healthcare. Revenue from the group health portion of our Network Services segment increased by a total of $65.4 million in 2006 from 2005. The Network Services revenue growth was also due to increased billings for services that we provide for payors of workers’ compensation insurance. As compared to 2005, revenue from our workers’ compensation-based provider bill repricing and review services increased by $3.0 million and revenue from our auto-based provider bill repricing and review services increased by $1.1 million.

Growth in the group health portion of our Network Services segment was adversely affected beginning in the second quarter of 2005 as a result of the loss of a significant customer account that provided us approximately $19.7 million in revenue during 2004. Although this customer decided to in-source a significant percentage of the services that we provided, we continue to provide a modest amount of related services. Revenue for services to this client decreased by approximately $4.3 million in 2006 from the same period of 2005. In addition to the effects of this customer loss, we have and believe we will continue to experience market pressures relating to the pricing of our traditional services. We have experienced significant pricing pressures in our largest accounts that could amount to $20 million in 2007. We believe we can partially offset this lost revenue from new services while making pricing concessions for our traditional services. Irrespective of these trends, during the last half of 2006, services to new clients and increased service volumes to existing customers enabled us to grow our underlying revenue from group health customers.

Care Management Services. Increases in our telephonic case management services offset decreases in our field case management services and independent medical exams services, resulting in a slight overall revenue increase for our Case Management Services segment for 2006 from 2005. The 2006 telephonic case management services revenue increase relates to increases in volume and the average rates charged for our services. As to the decreases in field case management services and independent medical exams services, we believe that our referral trends have been decreasing as a result of a potential reduction in the reliance by insurers on these types of services, declining rates of workplace injuries that become longer-term disability cases, as well as increased competition on a regional and local level over the past several years. Additionally, throughout most of 2005, we strengthened our guidelines and oversight related to our work and time recordation practices for nurse case managers, and we changed their compensation programs. We believe these and other related training initiatives have resulted in lower rates of nurse case manager productivity and related revenue.

Cost of Services

Total cost of services increased primarily due to higher expenses in Health Services and Network Services, as well as a smaller relative increase in Care Management Services. The increases in Health Services’ expenses related primarily to our acquisitions of centers, and an increase in the number of visits to our health centers and the corresponding increase in staffing levels and other related costs of operations. In addition to increases in costs due to general inflation, Health Services has increased its expenses in the areas of sales, account management and other client services. The increase in expenses for Network Services primarily related to the addition of Beech Street in October 2005. The increase in Care Management Services’ expenses primarily relates to decreases in nurse case manager productivity, as well as increases in personnel and other direct expenses. Cost of services also increased $1.0 million for 2006 relating to non-cash stock-based compensation expense resulting from our adoption of SFAS 123R in 2006.

Gross Profit

We reported increased gross profit in 2006 from 2005, primarily due to the acquisition of Beech Street, our Health Services acquisitions, and growth in our Network Services and Health Services segments, partially offset by decreased gross profit in our Care Management Services segment. Our overall gross profit margin increased in 2006, primarily due to an increase for our Network Services segment, partially offset by decreases for our Health Services and Care Management Services segments. The factors contributing to these trends are further described for each of our segments below.

Health Services. The primary factors contributing to Health Services’ gross profit increase were our acquisitions of health centers, higher visits, increased revenue per visit, and growth in pharmacy benefit management and other diversified services. The primary factors contributing to this segment’s slight gross profit margin decrease relate to gradual shifts in our mix of patient visits towards lower revenue non-injury related services, acquisitions of lower margin centers and additions of lower margin developed centers, increases in lower-margin pharmacy benefit management and other diversified services, as well as increased expenses for personnel and information technology costs.

Network Services. Network Services’ gross profit increased in 2006 primarily due to the acquisition of Beech Street in October 2005. Additionally, the gross profit and gross profit margin increased due to improved profitability for existing services we provide to group health insurance companies, health plans, third-party administrators, and other payors due to revenue increases in excess of cost increases. In coming quarters, we believe that our gross margin percentage for these services may decrease due to price decreases being provided on traditional fee negotiation services, increased investment by us in information technology and PPO network development, and as a result of the growth in this segment of our business generally coming from lower margin bill review and claims management services.

Care Management Services. The gross profit and gross profit margin decreases for this segment for 2006 were primarily due to cost increases in excess of the slight revenue growth. In 2005, we improved our profitability by continuing cost reduction initiatives undertaken during the fall of 2004 and secondarily due to an emphasis on seeking to reduce our concentration in service areas and with certain accounts that had been unprofitable. Additionally, we refocused our emphasis toward increasing our overall profitability by reducing the amount of our services in less profitable accounts and in seeking increases in the overall pricing levels.

General and Administrative Expenses

General and administrative expenses increased $50.7 million, or 38.2%, in 2006 to $183.1 million from $132.4 million in 2005. Increases in general and administrative expenses were primarily related to our acquisitions of Beech Street and OH+R in October 2005. On a combined basis, these companies expended approximately $22.9 million in general and administrative expense during the periods prior to our acquisition of them in 2005.

In the fourth quarter of 2006, we expensed $12.4 million related to the settlement of a class action lawsuit and related expenses. The company, along with other PPOs, insurance companies, and third-party administrators, had been sued by four Louisiana healthcare providers alleging that the defendants provided legally insufficient notice under Louisiana law of PPO discounts to which the healthcare providers had contractually agreed. We paid this settlement and related expenses in the first quarter of 2007.

Additionally, during 2006, we incurred $4.0 million in tax, legal, accounting, and other professional fees in connection with our work on a negotiated transaction with a third party. Due to various factors, we determined that the likelihood of the transaction being consummated as it had originally been structured had become remote, and accordingly, work on the transaction with the third party was terminated. The adoption of SFAS 123R in 2006 resulted in $6.2 million of increases in general and administrative expenses for 2006 from 2005 and non-cash compensation for restricted stock amortization increased $1.7 million for 2006. These amounts include $1.6 million in equity compensation expense associated with the modification of our Chairman’s stock option agreement due to technical considerations arising in connection with the terminated strategic transaction. These increases in general and administrative expenses were partially offset by $2.5 million in reduced compensation expense related to the fourth quarter 2005 issuance of Concentra Holding unrestricted stock to our Chairman.

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

Interest Expense, Net

Interest expense increased $10.3 million in 2006 to $66.8 million from $56.5 million in 2005. Interest expense increased primarily due to increased term loan borrowings under our credit facility and higher effective interest rates on these borrowings. In October 2005, we replaced our existing $501.5 million term loan facility with a new $675.0 million senior credit facility, consisting of a $150.0 million revolving credit facility and a $525.0 million term loan facility. The new senior credit facility provides the Company with a lower interest rate on borrowings than the previous credit facility. Rising market interest rates have caused interest rates on our term loan borrowings for 2006 to be higher than those for the prior year. As of December 31, 2006, approximately 58.1% of our debt contained floating rates. Rising interest rates would negatively impact our results. See “Liquidity and Capital Resources” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

Economic Hedges

In March 2005, we entered into a series of economic hedges to reduce the effect of variable interest rate fluctuations on a portion of our credit facility. Our currently outstanding economic hedges convert a total of $60.0 million of variable rate debt to fixed rates and expire in various amounts over an originally established three-year period ending March 2008. We recognize the changes in fair value of these economic hedges as assets and liabilities include any adjustments to the fair value each period in earnings. We recorded slight gains in 2006 and 2005 related to the change in the fair value of these economic hedges. The computation of gains and losses is based upon the change in the fair value of our economic hedges, which results in non-cash charges or credits to our earnings and does not impact cash flows from operations or operating income.

Provision for Income Taxes

We recorded tax provisions from continuing operations of $17.6 million and $4.3 million in 2006 and 2005, respectively, which reflected effective tax rates of 38.5% and 7.7%, respectively. The 2005 effective rate differed from the statutory rate primarily due to the reduction of previously accrued income tax liabilities in connection with resolution of the federal income tax audit during 2005. The 2005 effective rate was, accordingly, impacted by a $19.0 million benefit to income tax expense resulting from the closing of the Internal Revenue Service’s audits of our 1999, 2000, and 2001 federal income tax returns. Additionally, the impact of both state income taxes as well as other permanent differences created a difference between the effective and statutory rates for 2006 and 2005. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate for 2007.

Discontinued Operations

In December 2006, we completed the sale of FNS to TiG in a $50.0 million cash transaction. We recognized a pre-tax gain of $16.5 million ($4.0 million net of tax) on the sale of this business. Pursuant to the requirements of our credit facility, we prepaid $24.5 million of our term loan with a portion of the net after-tax cash proceeds we received from the sale.

Additionally, due primarily to our recent operating performance, management determined that we should sell or close the operations of our Canadian field case management services in 2005. We completed the sale of these operations in August 2005 for $13,900 cash consideration, which approximated net book value.

For 2006 and 2005, we reported income from discontinued operations, net of income taxes, (including the gain on the FNS sale in 2006) of $4.6 million and $1.5 million, respectively.

Results of Operations

Year ended December 31, 2005 compared with the year ended December 31, 2004

The following table provides the results of operations for years ended December 31, 2005 and 2004 ($ in millions):

	Years Ended December 31,		Change
	2005	2004	$	%
Revenue:
Health Services	$667.1	$576.9	$90.2	15.6%
Network Services	264.2	259.7	4.5	1.8%
Care Management Services	202.0	237.6	(35.6)	(15.0%)

Total revenue	$1,133.3	$1,074.2	$59.1	5.5%

Cost of services:
Health Services	$550.2	$474.4	$75.8	16.0%
Network Services	152.6	150.9	1.7	1.1%
Care Management Services	173.8	208.5	(34.7)	(16.6%)

Total cost of services	$876.6	$833.8	$42.8	5.1%

Gross profit:
Health Services	$116.9	$102.5	$14.4	14.0%
Network Services	111.6	108.8	2.8	2.7%
Care Management Services	28.2	29.1	(0.9)	(3.2%)

Total gross profit	$256.7	$240.4	$16.3	6.8%

Gross profit margin:
Health Services	17.5%	17.8%		(0.3%)
Network Services	42.3%	41.9%		0.4%
Care Management Services	13.9%	12.2%		1.7%

Total gross profit margin	22.7%	22.4%		0.3%

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

Health Services. Health Services’ revenue increased primarily due to growth in visits to our centers. Increases in our pharmacy benefit management and other diversified services also contributed to this segment’s revenue growth. The number of total patient visits per day to our centers in 2005 increased 11.1% as compared to 2004 and increased 4.2% on a same-center basis. Our “same-center” comparisons represent all centers that Health Services has operated for the previous two full years, excluding centers affected by the consolidation of acquired centers. The increase in same-center visits for 2005 from 2004 relates primarily to increases in non-injury and non-illness related visits. We believe these trends are a result of growth in national employment trends during 2004 and 2005, as well as the efforts of our sales and account management teams.

For 2005 and 2004, Health Services derived 72.0% and 72.1%, respectively, of its net revenue from the treatment of work-related injuries and illnesses, and 28.0% and 27.9%, respectively, of its net revenue from non-injury and non-illness related medical services. Injury-related visits constituted 46.6% and 48.1% of visits in 2005 and 2004, respectively.

Average revenue per same-center visit increased 1.3% in 2005 as compared to 2004, primarily due to increases in the average prices charged for our services. Revenue from our centers was $579.0 million and $513.6 million for 2005 and 2004, respectively, while revenue from pharmacy benefit management and other diversified services was $88.1 million and $63.3 million for the same respective periods.

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

Workers’ compensation fee schedule changes enacted in early 2004 in the State of California contributed to the decrease for our network services in 2005 compared to 2004. We believe these changes reduced our revenue by approximately $4.7 million during 2005. We have also experienced a decline in our revenue from workers’ compensation PPO services, primarily due to a decline in bill volumes from some of our customers and from price competition in certain states where we offer our services. Growth in the group health portion of our Network Services segment was adversely affected beginning in the second quarter of 2005 as a result of the loss of a significant customer account that provided us approximately $19.7 million in revenue during 2004. Although this customer decided to in-source nearly all of the services that we provided, we continue to provide a modest amount of related services. Our revenue from this client decreased by approximately $11.8 million during 2005. The revenue increase for our auto-based provider bill repricing and review services is due to a customer contract renewal that included an overall increase in pricing.

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

Network Services. Network Services’ gross profit and gross profit margin increased in 2005 from 2004 primarily due to the acquisition of Beech Street in October 2005. Also, our gross profitability from this segment was negatively affected by a decrease in our revenue from our higher-margin workers’ compensation PPO services, the loss of a significant group health customer, and due to the effects of the California fee schedule change.

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

General and Administrative Expenses

General and administrative expenses increased $4.9million, or 3.9%, in 2005 to $132.4 million from $127.5 million in 2004. These expenses constituted 11.7% and 11.9% as a percentage of revenue for 2005 and 2004, respectively. The increase in the 2005 general and administrative expenses was primarily due to $7.0 million associated with the acquisitions of Beech Street and OH+R, $3.3 million in increases related to non-cash compensation for amortization of restricted stock, and other growth in compensation and legal expenses. Of the total $3.3 million increase in stock compensation expense, $2.5 million related to the fourth quarter 2005 issuance of Concentra Inc. unrestricted common stock to our Chairman of the Board. These increases in general and administrative expense were partially offset by reduced property and casualty insurance expense, $2.5 million of compensatory expenses we incurred in the second quarter of 2004 in connection with our refinancing transaction, and depreciation expense.

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

Sale of Assets

Through an agreement with the State of Ohio Bureau of Workers’ Compensation, we provided medical management and cost containment services to Ohio employers and injured workers. In April 2005, we entered into an agreement with a third party to sell the assets of the Ohio MCO for $1.6 million. We recorded a gain on sale of assets of $1.4 million for the sale. We provided these services through our Care Management Services segment. Total revenue for the Ohio MCO was $2.6 million for 2004 and $0.6 million for 2005.

Interest Expense, Net

Interest expense increased $2.2 million in 2005 to $56.5 million from $54.2 million in 2004. The increase was primarily due to increased term loan borrowings under our credit facility and higher effective interest rates on these borrowings. In October 2005, we replaced our existing $501.5 million term loan facility with a new $675.0 million senior credit facility, consisting of a $150.0 million revolving credit facility and a $525.0 million term loan facility. The new senior credit facility provides the Company with a lower interest rate on borrowings than the previous credit facility. Rising market interest rates have caused interest rates on our term loan borrowings for 2005 to be higher than those for the prior year. The redemption of our 13% senior subordinated notes in June and August 2004 was partially offset by the issuance of the 9 1/8% senior subordinated notes in June 2004. At December 31, 2005, approximately 61.0% of our debt contained floating rates.

Economic Hedges

In March 2005, we entered into a series of economic hedges to reduce the effect of variable interest rate fluctuations on a portion of our credit facility. These economic hedges convert a total original amount of $80.0 million of variable rate debt to fixed rates and expire in various amounts over a three-year period ending March 2008. We currently have $60.0 million of these economic hedges outstanding. We recognize the changes in fair value of these economic hedges as assets and liabilities and include any adjustments to the fair value each period in earnings. We recorded a slight gain in 2005 related to the change in the fair value of these economic hedges. The computation of gains and losses is based upon the change in the fair value of our economic hedges, which results in non-cash charges or credits to our earnings and does not impact cash flows from operations or operating income.

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

Provision for Income Taxes

We recorded tax provisions from continuing operations of $4.3 million and $8.9 million in 2005 and 2004, respectively, which reflected effective tax rates of 7.7% and (271.8%), respectively. The 2005 effective rate differed from the statutory rate primarily due to the reduction of previously accrued income tax liabilities in connection with resolution of the federal income tax audit during 2005. The 2005 effective tax rate was, accordingly, impacted by a $19.0 million benefit to income tax expense resulting from the closing of the Internal Revenue Service’s audits of our 1999, 2000, and 2001 federal income tax returns. Additionally, the impact of both state income taxes as well as other permanent differences created a difference between the effective and statutory rates. The 2004 effective rate differed from the statutory rate primarily due to the impact of state income taxes, the impairment of goodwill in the third quarter of 2004, and other permanent differences. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income.

Discontinued Operations

In December 2006, we completed the sale of FNS to TiG in a $50.0 million cash transaction. We recognized a pre-tax gain of $16.5 million ($4.0 million net of tax) on the sale of this business. Pursuant to the requirements of our credit facility, we prepaid $24.5 million of our term loan with a portion of the net after-tax cash proceeds we received from the sale.

Due primarily to its operating performance, management determined that we should sell or close the operations of our Canadian field case management services in 2005. We completed the sale of these operations in August 2005 for $13,900 cash consideration, which approximated net book value.

We report income from discontinued operations, net of income taxes, of $1.5 million and $2.2 million for 2005 and 2004, respectively.

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

During 2006, we entered into negotiations with a third party that resulted in the structuring of a potential transaction. Due to the complexity of the envisioned transaction structure, we incurred $4.0 million in tax, legal, accounting, and other professional fees. For various reasons, we determined that the likelihood of the strategic transaction being consummated as it had originally been structured had become remote, and, accordingly, work on the transaction with the third party was terminated.

During 2006, 2005, and 2004, we acquired a total of 51 occupational healthcare centers, which includes the 26 centers obtained in the acquisition of OH+R, and we developed a total of 12 occupational healthcare centers. During the fall of 2005, we also acquired Beech Street. We currently believe we will consummate additional acquisitions of centers in small transactions through our Health Services segment during 2007.

In December 2006, we completed the sale of FNS to TiG in a $50.0 million cash transaction. We recognized an after-tax gain of $4.0 million on the sale of this business. Pursuant to the requirements of our credit facility, we prepaid $24.5 million of our term loan with a portion of the net after-tax cash proceeds we received from the sale. FNS had revenue for the twelve-month period ending December 31, 2006 of $18.6 million and provides first notice of loss or injury services to insurance carriers, third-party administrators and self-insured customers. TiG is headquartered in the United Kingdom and specializes in providing outsourcing services and software solutions to insurers and other risk carriers through its international network of offices over the breadth of the administrative processes of insurers and risk carriers, including back office functions such as policy and claims management and sales.

In February 2007, we announced that we had entered into a definitive agreement to selll our workers’ compensation managed care services business units to Coventry in a $387.5 million cash transaction. The purchase price is subject to certain adjustments as set forth in the definitive agreement. Pursuant to the requirements of our credit facility, we anticipate that we will be required to prepay approximately $255.0 million of our term loan with a portion of the estimated $265.0 million net after-tax cash proceeds that we receive from the sale. The business units that we plan to divest in the trasaction are our workers’ compensation network services (comprising our provider bill review and repricing services, and our FOCUS PPO), field case management, telephonic case management, independent medical exams, and our pharmacy benefit management business. These business units had revenue of approximately $324.0 million in 2006. Coventry is a national managed healthcare company based in Bethesda, Maryland, operating health plans, insurance companies, network rental, managed care and workers’ compensation services companies. The closing of this sale, currently anticipated in the second quarter of 2007, is subject to the satisfaction of pre-closing conditions and regulatory and other customary approvals.

Liquidity and Capital Resources

Because the majority of our debt maturities do not commence until 2010 and our current level of cash provided by operating activities exceeds our currently anticipated capital expenditures, occupational healthcare center and other acquisitions, and principal repayment requirements, we currently believe that our cash and investment balances, the cash flow generated from operations, and our borrowing capacity under our revolving credit facility will be sufficient to provide for our liquidity needs over the next two years. Although we currently anticipate achieving the financial covenant requirements of our senior credit facility, our ability to be in compliance with the increasingly restrictive ratios depends on our ability to increase cash flows over current levels. If we are confronted by adverse business conditions during the coming years and our cash flows decline, or if we undertake significant acquisitions without adequate financing, we could face more immediate pressures on our liquidity that might necessitate us taking actions to amend or refinance our senior indebtedness.

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

Cash Flows from Operating Activities. Cash flows from operating activities provided $112.1 million, $141.8 million, and $98.9 million for the years ended December 31, 2006, 2005, and 2004, respectively. The decrease in cash flows from operating activities in 2006 from 2005 was primarily a result of changes in working capital and decreased income adjusted for non-cash items. During 2006, $13.3 million of cash was provided by changes in working capital, including increased accounts payable and accrued liabilities of $28.3 million, partially offset by increased accounts receivable of $14.6 million and increased prepaid expenses and other assets of $0.4 million. The increase in accounts receivable primarily related to increases in revenue in 2006 and decreases in our relative amount of accounts receivable as compared to revenue in 2005. Accounts payable and accrued expenses increased due to the timing of certain payments, including payment of accrued payroll, accrued legal, accrued construction in progress, deferred rent, minority interest payable, and accrued property and casualty insurance. During 2005, $37.6 million of cash was provided by changes in working capital, related to net decreases in accounts receivable of $20.1 million and increased accounts payable and accrued liabilities of $18.1 million, partially offset by increased prepaid expenses and other assets of $0.6 million. The decrease in accounts receivable primarily relates to increased collections in 2005. Accounts payable and accrued expenses increased due to the timing of certain payments, including payment of accrued payroll, accrued interest on our debt, accrued legal reserves, and deferred rent. In particular, due to the timing of our due date for payments of interest on our senior debt, we made our fourth quarter payment of $8.4 million in interest after the completion of the year. During 2004, $14.5 million of cash was provided by changes in working capital, primarily related to decreases in prepaid expenses and other assets of $15.8 million and increases in accounts payable and accrued expenses of $1.7 million, partially offset by increased accounts receivable of $3.0 million. The increase in accounts receivable primarily relates to increases in revenue in 2004 and slight decreases in our contractual and bad debt allowances. Accounts payable and accrued expenses increased and prepaid expenses and other assets decreased primarily due to the timing of certain payments, including the payment of employee benefits, accrued interest on our debt and tax refunds receivable.

One of our financial objectives is to minimize the amount of net working capital necessary for us to operate. We believe that through these efforts, we may be able to reduce our overall borrowing requirements. Accordingly, we periodically strive to improve the speed at which we collect our accounts receivable and to maximize the duration of our accounts payable. Our DSO on accounts receivable was 52 days at December 31, 2006, as compared to 51 days at December 31, 2005 and 62 days at December 31, 2004. The decrease in the DSO in 2005 from 2004 was primarily due to stronger collection trends, primarily for our Network Services and Care Management Services businesses. We currently do not anticipate signficant future decreases in our DSO, and as such, do not believe that we will experience improvements in our cash flows from operating activities from working capital improvements to the same extent we have in past years. We calculate DSO based on accounts receivable, net of allowances, divided by the average revenue per day for the prior three months.

Due to net operating loss carryforwards from prior years, we were required to pay federal alternative minimum taxes during 2005 and 2006. Under current tax rules, we currently anticipate that our remaining net operating loss carryforwards may offset our taxable income for 2006. However, particularly due to our gain in connection with the sale of FNS during the fourth quarter of 2006, it is likely that we will be required to commence payment of federal taxes during 2007. We currently anticipate that this requirement will contribute to decreases in our cash flows from operating activities during 2007 and in subsequent years.

During 2007, our operating cash flows will be decreased by approximately $12.3 million, prior to any partially offsetting effect on our taxes, in connection with the settlement and related costs associated with the class action litigation in the State of Louisiana.

Cash Flows from Investing Activities. In 2006, we used net cash of $61.0 million to purchase short-term investments, $12.0 million in connection with acquisitions, and $49.1 million to purchase property, equipment, and other assets, consisting primarily of new computer hardware, software technology, and leasehold improvements. Proceeds from the FNS sale provided $50.0 million of cash and proceeds from the sale of short-term investments provided $5.7 million of cash. In 2005, we used net cash of $220.8 million in connection with acquisitions and $49.1 million to purchase property, equipment, and other assets, consisting primarily of new computer hardware, software technology, and leasehold improvements. Increases in our capital expenditures during 2005 as compared to 2004 primarily related to a growth in our renovation, relocation, expansion, and construction of health centers for our Health Services business segment. Proceeds from the sale of the Ohio MCO assets provided $1.6 million of net cash in 2005. In 2004, we used net cash of $6.8 million in connection with acquisitions and $27.9 million to purchase property, equipment, and other assets, consisting primarily of new computer hardware and software technology. Additionally, we used $1.2 million for restricted cash associated with our captive insurance arrangements.

Given the current rate of growth in our Health Services segment and the opportunities we perceive for future expansion of this business, we anticipate our 2007 expenditures to be reasonably consistent with our 2006 expenditures for health center relocations, de novo development of health centers, improvements to acquired health centers, and renovations. Additionally, in the ordinary course of business we endeavor to fund capital expenditures for various information technology projects that we believe will support our continued growth. Based upon our current estimates, we believe our various information technology expenditures could increase in coming quarters, both to support our future growth in the Network Services segment through the continued integraton of our PPO operations with our various other claims management and repricing platforms, as well as to fund the introduction of new information technology platforms within our health centers. As a result of these trends in health center and information technology projects, we anticipate that our capital expenditures for 2007 will be slightly greater than the amounts incurred in 2006, which reflected an increase over the amounts incurred during the preceding years. In prior years, our capital expenditures have generally been in a range of 3% to 5% of our revenue. We currently believe that our expenditures for 2007 will remain in this range. Additionally, we anticipate increasing our restricted cash and short-term investment balances by approximately $4.0 million to $6.0 million in 2007 as required by our captive insurance arrangement.

Cash Flows from Financing Activities. Cash flows used in financing activities in 2006 of $64.2 million were primarily due to payments on debt of $61.2 million and distributions to minority interests of $3.4 million. Cash flows provided by financing activities in 2005 of $130.2 million were primarily due to the $525.0 million in proceeds from our previously discussed refinanced term loan facility, as well as $10.2 million in proceeds contributed to Concentra Operating from the issuance of common stock from Concentra Holding. These cash flow increases were partially offset by $4.1 million in payments of deferred financing costs, $0.8 million in distributions to minority interests, and payments on debt of $400.1 million, which includes a $30.1 million prepayment of our term loan, and a $366.6 million payment of the previously outstanding term loan facility balance. Cash flows used in financing activities in 2004 of $44.2 million were primarily due to the previously discussed June and August 2004 financing transactions. In connection with these financing transactions, we used cash to redeem $142.5 million of our 13% senior subordinated notes, pay a $96.0 million dividend to Concentra Holding, pay $11.6 million of early debt retirement costs, and pay $8.5 million of deferred financing costs. We received $152.9 million in net proceeds from the issuance of our 9 1/8% senior subordinated notes and $70.0 million in incremental term loan borrowings under our credit agreement. In 2004, we also paid $3.9 million on our term loans under our credit facility, $1.5 million on a capital lease, and $3.4 million in distributions to shareholders with minority interests.

Short-term Investments. Our short-term investments of $55.3 million at December 31, 2006 primarily consist of investment grade auction rate securities with an active resale market and the ability to be readily converted into cash. These securities are expected to be sold within one year to fund current operations, or satisfy other cash requirements as needed.

Senior Credit Facility. As necessary, we make short-term borrowings under our credit facility for working capital and other purposes. Given the timing of our expenditures for payroll, interest payments, acquisitions, and other significant outlays, our level of borrowing under our revolving credit facility can vary substantially throughout the course of an operating period. During 2005 and 2006, we had no borrowings under our revolving credit facility.

Our amended credit facility requires us to satisfy certain financial covenant ratio requirements including leverage ratios, interest coverage ratios, and fixed charge coverage ratios. In 2005 and 2006, we were in compliance with our covenants, including our financial covenant ratio tests. The leverage ratio and interest coverage ratio requirements for the quarter ended December 31, 2006 were 5.25 to 1.00 and 2.35 to 1.00, respectively. While less restrictive than requirements under the previous credit facility, the leverage ratio and the interest coverage ratio requirements under the new credit facility become increasingly restrictive in future quarters through the second quarter of 2010 and the first quarter of 2010, respectively. Although we currently anticipate achieving these required covenant levels, our ability to be in compliance with these more restrictive ratios depends on our ability to increase cash flows over current levels. At December 31, 2006, we had no borrowings and $16.4 million of letters of credit outstanding under our $150.0 million revolving credit facility and $465.0 million in term loans outstanding under our term loan facility. Our total indebtedness outstanding was $801.0 million at December 31, 2006.

Our credit facility also contains prepayment requirements that occur based on (i) certain net asset sales outside the ordinary course of business by us; (ii) proceeds of specified debt and equity issuances by us; and (iii) if we have excess cash flow, as defined in the agreement. Because we generated excess cash flow (as defined in the agreement) during 2004 and 2005, we prepaid $30.1 million and $14.1 million of our term loan during the second quarters of 2005 and 2006, respectively. Additionally, we made an optional prepayment of $17.5 million in the second quarter of 2006. The optional $17.5 million prepayment satisfied the term loan quarterly principal payment requirements through September 30, 2009. The $14.1 million prepayment amount was included in the current portion of long-term debt at December 31, 2005. In connection with the sale of FNS in the fourth quarter of 2006, we prepaid $24.5 million of our term loan with a portion of the net after-tax cash proceeds we received from the sale. We were not required to make any prepayments under the respective provisions in 2004 or the remaining quarters of 2005 and 2006. In connection with the expected sale of our workers’ compensation managed care services business units to Coventry in 2007, we anticipate that we will prepay approximately $255.0 million of our term loan with a portion of the net after-tax cash proceeds that we receive from the sale, pursuant to the terms of our credit facility. Further, based upon our financial projections, we anticipate that we may continue to be required to make prepayments in future periods.

In connection with our anticipated sale of our workers’ compensation managed care businesses, we sought and received an amendment of our credit facility during February 2007, which in addition to consenting to the sale of these businesses, also provided for our ability to exclude the adverse cost of $12.3 million of the total settlement expense associated with the Louisiana class action litigation from our computations for purposes of covenant compliance and authorized the payment of up to a $100.0 million dividend in connection with the receipt of proceeds from the divestiture within six months of the closing of the transaction.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Economic Hedges. In March 2005, we entered into a series of economic hedges. These economic hedges convert $60.0 million of variable rate debt to fixed rates and expire over an original three-year period ending March 31, 2008. We recognize non-cash changes to the fair value of these economic hedges as assets or liabilities and include any adjustments to the fair value in our income statement.

Contractual Obligations. The following table sets forth our schedule of contractual obligations at December 31, 2006, including current maturities of our long-term debt, future minimum lease payments due under noncancelable operating leases, capital lease obligations, and other contractual obligations reflected in long-term liabilities. Amounts in thousands:

	Total	2007	2008-09	2010-11	After 2011
Operating leases	$294,558	$55,539	$88,960	$68,114	$81,945
Capital lease obligations	1,384	610	765	9	—
Purchase obligations	2,824	2,824	—	—	—
Long-term debt	799,972	—	401	644,571	155,000
Other contractual obligations reflected in long-term liabilities on the consolidated balance sheet	34,331	15,202	18,350	578	201

Total	$1,133,069	$74,175	$108,476	$713,272	$237,146

Our interest payment obligations on the long-term debt in the above table would be approximately $66.2 million, $128.9 million, $94.4 million, and $7.1 million for the years 2007, 2008-2009, 2010-2011, and after 2011, respectively. For the term loans under our credit facility, we used forecasted three-month LIBOR interest rates of 5.1%-5.4% for 2007, 4.8%-4.9% for 2008-2009, and 4.9%-5.1% for 2010-2011.

Legal Proceedings

Class Action Litigation. In February 2007, Progressive Casualty Insurance Company and several affiliated Progressive entities (collectively, “Progressive”) filed suit against one of our wholly-owned subsidiaries, Beech Street in Florida federal court. The suit arises out of a contractual relationship between Beech Street and Progressive that allowed Progressive to access Beech Street’s network of healthcare providers in Florida. Progressive alleges that it was forced to defend a number of provider lawsuits because Beech Street failed to supply Progressive with accurate information and otherwise breached their contract. Progressive seeks over $30 million in damages.

Gallagher Bassett Services, Inc. (“GB”) is a client of Concentra Integrated Services, Inc. (“CISI”), one of our wholly-owned subsidiaries. GB has been defending a putative class action in state court in Illinois brought by the same plaintiffs that have sued FOCUS and Concentra Holding in the Southern Illinois Cases (see below). The claims against GB are similar to the claims at issue in the Southern Illinois Cases. In February 2007, GB filed a third-party complaint against CISI in the case against GB.

In February 2005, plaintiff medical providers filed two putative class actions in state court in southern Illinois against FOCUS and Concentra Holding (the “Southern Illinois Cases”). One case seeks to recover based on FOCUS’s alleged failure to steer patients to providers who are members of the FOCUS PPO network. Both cases allege that we used biased and arbitrary computer software to review medical providers’ bills.

In September 2005, we entered into a class action settlement in a case in federal court in the Eastern District of Pennsylvania. The claims in that case are similar to the claims alleged in the Southern Illinois Cases. The settlement, if finally approved, will release the claims of a nationwide class of medical providers and will eliminate most of the claims at issue in the Southern Illinois Cases. The settlement involves no cash payment to class members but requires us to make a number of changes to our business practices. The settlement remains subject to final court approval, and we anticipate receiving a decision from the court shortly (the final hearing on approval of the settlement occurred in October 2006).

In January 2007, FOCUS entered into a settlement of a class action lawsuit in Louisiana. FOCUS had previously been sued (the “Action”) in a Louisiana state court by four Louisiana healthcare providers. Other defendants in the Action were two PPOs and three third-party administrators (“TPAs”). FOCUS maintains a preferred provider network of occupational healthcare providers. The plaintiffs asserted claims under the Any Willing Provider Act in Louisiana. Similar cases have also been filed against insurance carriers, PPOs, and TPAs in the state court trial system and the workers’ compensation court system. Certain of FOCUS’ clients have made indemnification demands on it as a result of these actions.

In the settlement, FOCUS has agreed to create a $12.0 million settlement fund and to pay an additional $0.3 million to cover actual expenses related to the administration of the settlement of the class action. The parties to the class action have mutually agreed that the settlement represents a compromise of disputed claims and is not an admission of liability for any purposes. The settlement remains subject to final court approval slated for the third quarter of 2007, following notice to class members.

In a related action, in October 2006, Executive Risk Specialty Insurance Company, the error and omissions policy carrier for us, our parent and subsidiaries, filed a declaratory judgment action in United States District Court for the District of Northern Texas against our parent and FOCUS seeking to deny coverage for the Action. Our parent intends to defend the suit and seek coverage for some or all of the settlement amounts and related attorneys’ fees and costs set forth above.

In January 2005, CISI received a subpoena from the Office of the Attorney General of the State of New York (“NYAG”). The subpoena requested documents and information regarding CISI’s relationships with third-party administrators and healthcare providers in connection with the NYAG’s review of contractual relationships in the workers’ compensation segment of the insurance industry. CISI has produced documents in response to the subpoena, and has cooperated with the investigation.

In July 2006, the Company received a subpoena from the Office of the Attorney General of the State of Connecticut (“CTAG”). The subpoena requested documents and information regarding CISI’s relationships with third-party administrators and healthcare providers in connection with the CTAG’s review of contractual relationships in the workers’ compensation segment of the insurance industry in Connecticut. CISI produced documents in response to the subpoena, and has cooperated with the investigation.

In January 2006, a plaintiff medical provider filed a putative class action against one of our wholly-owned subsidiaries, Concentra Preferred Systems, Inc. (“CPS”), in state court in New Jersey. CPS has removed that case to federal court and filed a motion to dismiss, which is presently pending. The complaint seeks certification of a class of all New Jersey providers who submitted claims for out-of-network services and who did not receive the appropriate reimbursements as a result of CPS’s processing of those claims. The plaintiffs allege CPS systematically reduces payments to healthcare providers by using biased computer software and data and that it thereby causes its clients to pay less than the usual, customary, and reasonable charges to which the healthcare providers are entitled.

In November 2003, Nationwide Mutual Insurance Company (“Nationwide”) sued Beech Street in Florida state court. This suit arises out of Nationwide’s contract with Beech Street, which allowed Nationwide to access Beech Street’s network of providers in Florida. Nationwide alleges that it was forced to defend provider lawsuits because Beech Street failed to supply Nationwide with accurate information regarding providers’ dates of participation in Beech Street’s network and providers’ fee schedules. We have filed a motion for summary judgment, which is currently pending.

In January 2003, FOCUS, as plaintiff, initiated an arbitration proceeding to collect past due amounts owing from Fremont Compensation Insurance Group (“FCIG”). Fremont Indemnity Company, an entity related to FCIG and currently subject to a conservatorship proceeding by the California Department of Insurance, asserted a substantial cross-claim against FOCUS in California state court in excess of the amount that FOCUS originally sought in the arbitration proceeding with respect to the services provided by FOCUS to FCIG, and also sought to intervene in the arbitration proceeding. In October 2004, a California superior court deemed the actions related, and will maintain jurisdiction over all claims among the parties.

We are a party to certain claims and litigation in the ordinary course of business. We are not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations.

Other Considerations

Industry Developments. Litigation between healthcare providers and insurers has challenged the insurers’ claims adjudication practices and reimbursement decisions. We are a party to certain actions, including the actions set forth above, challenging the operation of our PPOs, including the discount taken, and the accuracy and applicability of the bill review databases that we utilize. We do not believe that these actions, individually or in the aggregate, will result in a material adverse effect upon our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. Our largest exposure with respect to variable rate debt comes from changes in the LIBOR. At December 31, 2006 and 2005, approximately 58.1% and 61.0%, respectively, of our debt contained variable rates. Our interest expense for variable rate instruments would increase approximately $2.3 million in 2007 if interest rates average 10% more in 2007 than they did at December 31, 2006. Market rate volatility is dependent on many factors that are impossible to forecast and actual interest rate increases could be more or less severe than this 10% increase. We do not hold or issue derivative financial instruments for trading or speculation purposes and are not a party to any leveraged derivative transactions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of December 31, 2006, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that material information related to the Company and its consolidated subsidiaries is made known to management, including our principal executive officer and our principal financial officer, particularly during the period when our periodic reports are being prepared.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been evaluated by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which audited the consolidated financial statements of the Company included in this report on Form 10-K, as stated in their attestation report which is included herein. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Inherent Limitations on Effectiveness of Controls

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, the Company’s management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Concentra Holding

Executive officers of Concentra Operating and Concentra Holding are elected annually by their respective board of directors and serve until their successors are duly elected and have qualified. Directors of Concentra Operating and Concentra Holding are elected annually by the respective companies’ stockholders and serve until their successors are duly elected and have qualified. Pursuant to a voting agreement between Welsh, Carson, Anderson & Stowe (“WCAS”), Concentra Holding’s principal stockholder, and Norman C. Payson, M.D., WCAS agreed to (i) use its best efforts to cause Concentra Holding to comply with its obligations under the Voting Agreement, (ii) cause its designees on the Board of Directors of Concentra Holding to nominate Dr. Payson for election and re-election to the Board, as the case may be, and (iii) vote all its shares of Concentra Holding common stock in favor of Dr. Payson’s election or re-election, as the case may be. There are no other arrangements or understandings between any officer or director and any other person pursuant to which any officer or director was, or is to be, selected as an officer, director, or nominee for officer or director; however as long as any Class A common stock is outstanding, the holders of Class A common stock, voting as a class, shall have the right to elect one member of Concentra Holding’s board of directors. There are no family relationships among any of our executive officers or directors. The names, ages as of March 1, 2007, and positions of the executive officers and directors of Concentra Operating and Concentra Holding are listed below along with their relevant business experience.

Name	Age	Position
Daniel J. Thomas	48	Director, President and Chief Executive Officer
Thomas E. Kiraly	47	Executive Vice President, Chief Financial Officer and Treasurer
James M. Greenwood	46	Executive Vice President - Corporate Development
Mark A. Solls	50	Executive Vice President, General Counsel and Corporate Secretary
Norman C. Payson, M.D	58	Chairman of the Board and Director
John K. Carlyle	52	Director
Carlos A. Ferrer	53	Director
D. Scott Mackesy	38	Director
Steven E. Nelson	52	Director
Paul B. Queally	42	Director
Richard J. Sabolik	58	Director
William H. Wilcox	55	Director

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

James M. Greenwood has served as Executive Vice President—Corporate Development of our parent since February 1998 and of us since August 1999 and as Senior Vice President—Corporate Development of our parent from August 1997 to February 1998. He served as OccuSystems’ Chief Financial Officer from 1993 through August 1997, and as Senior Vice President from 1994 until August 1997. From 1988 until he joined OccuSystems in 1993, Mr. Greenwood served in numerous positions with Bank One, Texas, N.A., and its predecessors. Mr. Greenwood serves on the board of directors of Amerita, Inc., an affiliate of Ferrer Freeman & Company, LLC.

Mark A. Solls has served as Executive Vice President, General Counsel and Corporate Secretary of our parent and us since August 2006. Mr. Solls served as the Executive Vice President and General Counsel for Wyndham International, Inc. from September 2002 through its sale in April 2006 to an affiliate of The Blackstone Group, a private equity company. He served as general counsel of Dal-Tile International Inc., a manufacturer and distributor of ceramic tile, from January 1998 until its merger into Mohawk Industries, Inc. in September 2002. He served as Vice President and General Counsel of Pronet Inc., a national telecommunications company, from December 1994 until its merger into Metrocall, Inc., another telecommunications company, in December 1997. From February 1993 to December 1994, Mr. Solls was in private practice, providing legal advice to several companies, and he served as a private mediator.

Norman C. Payson, M.D. has served as a director and the Chairman of the Board of our parent and us since November 2005. From 1998 through 2002, he was Chief Executive Officer of Oxford Health Plans, Inc. Prior to that, Dr. Payson was Chief Executive Officer of Healthsource, Inc. from its inception in 1985 until its sale to CIGNA Corporation in 1997. Dr. Payson presently serves on the boards of directors of Apria Healthcare, a publicly-traded home healthcare company, and serves on that company’s compensation committee, and Indenix, a publicly-traded biotechnology company, and is a member of the Board of Overseers of the Dartmouth Medical School and the Mailman School of Public Health at Columbia University. He is a member of the advisory board of the Health Sciences Technology Division of the Massachusetts Institute of Technology and Harvard Medical School and serves on the boards of several charitable healthcare-related institutions and on the board of America’s Health Insurance Plans.

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

Carlos A. Ferrer has served as a director of our parent and us since August 1999. He has served as a member of the general partner of Ferrer Freeman & Company, LLC, a healthcare-focused private equity firm, since 1995. Prior to 1995, he was employed by Credit Suisse First Boston Corporation as a Managing Director. Mr. Ferrer is a director and compensation committee member of Volcano Corporation, a medical device company, and Preferred Care Partners Holding Corp., a Medicare Management company. He is a director of OrthoRx, Inc., an orthopaedic medical equipment company, and MedPointe, Inc., a specialty pharmaceutical products company. He is a director and audit and compensation committee member of Ardent Health Services, LLC, a provider of healthcare services. He is also Vice Chairman of the Board of Trustees of the Cancer Research Institute.

D. Scott Mackesy has served as a director of our parent and us since August 1999. Mr. Mackesy joined WCAS in 1998 and has served as a general partner or managing member of the respective sole general partner of WCAS and other associated investment partnerships since 2001. Mr. Mackesy is a director and compensation committee member of Ardent Health Services, LLC, a provider of healthcare services, SHPS, Inc., an integrated health management provider, and US Oncology, Inc., the nation’s leading healthcare services network dedicated exclusively to cancer treatment and research, and several other private companies.

Steven E. Nelson has served as a director of our parent and us since August 1999. From October 1999 to November 2001, he served as President of HealthNetwork Systems LLC, a private provider of network management services to the payor and PPO industries, until its acquisition in 2001 by CPS, a subsidiary of ours engaged in bill review services. Mr. Nelson served as President of CPS from March 1997 to June 2000. From 1990 to March 1997, he served as President and Chief Executive Officer of Preferred Payment Systems, Inc., a provider of bill review services, until its acquisition by our parent in 1998.

Paul B. Queally has served as a director of our parent and us since August 1999. From August 1999 through November 2005, Mr. Queally served as the Chairman of the Board of our parent and us. He has served as a managing member or general partner of the respective sole general partner of WCAS and other associated investment partnerships since February 1996. Prior to joining WCAS in February 1996, Mr. Queally held various positions, including General Partner at The Sprout Group, a private equity affiliate of Credit Suisse First Boston Corporation, since 1987. He is a director and compensation committee member of United Surgical Partners International, Inc. (“USPI”), an ambulatory surgery center company, MedCath, Inc., a cardiac care management and cardiac specialty hospital company, Ameripath, Inc., a pathology services company, and Amcomp, Inc., a workers’ compensation insurance company, and is a director of several other private companies.

Richard J. Sabolik has served as a director of our parent and us since June 2003. He is currently an investor in and the Chief Financial Officer and Treasurer of Soporex, Inc., a privately-held company that operates a specialty mail-order pharmacy and laboratory business related to the diagnosis of sleep disorders. From March 2004 until December 2004, he served as Senior Vice President and Chief Financial Officer of Radiologix, Inc., a national provider of diagnostic imaging services. He previously served as Chief Executive Officer of ez-GT, Inc., an Internet-based transportation services company that he founded in March 2000. Prior to that time, he was a partner with KPMG LLP from July 1981 to January 2000, where he served large regional and national clients and was responsible for various regional KPMG healthcare practices and national service offerings. He also was a member of KPMG’s National Healthcare Practice “Board of Directors” for more than 15 years. He is a member of the board of directors of the North Texas Chapter of the National Association of Corporate Directors. Mr. Sabolik is a certified public accountant.

William H. Wilcox has served as a director of our parent and us since December 2005. He is currently President, Chief Executive Officer, and a member of the board of directors of USPI, a publicly-traded company headquartered in Dallas that owns and operates surgery centers and private surgical hospitals in the United States and the United Kingdom. From September 1998 until April 2004, he served as President, Chief Operating Officer, and a director of USPI. From 1996 until September 1998, Mr. Wilcox was President and Chief Executive Officer of United Dental Care, Inc., a publicly-traded dental health maintenance organization. From September 1994 to May 1996, he served as President of the Surgery Group of Columbia/HCA Health Care Corporation and as President and Chief Executive Officer of the Ambulatory Surgery Division of Columbia. Prior to that, Mr. Wilcox was Chief Operating Officer and a director of Medical Care America. He held several positions with that company between 1983 and 1994, including President of its Medical Care International (surgery centers) and Critical Care America (infusion therapy) units. Prior to 1983, he held various hospital management positions with Hospital Corporation of America and Hospital Affiliates International.

Audit Committee Financial Expert

Our board of directors has determined that Richard J. Sabolik, a director and chairman of the Audit and Compliance Committee, is an audit committee financial expert and is independent as that term is used in the listing standards of the New York Stock Exchange.

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

Compensation Discussion and Analysis

Overview of Compensation Program

The compensation committee (the “Compensation Committee”) of the board of directors of Concentra Holding has responsibility for establishing, implementing, and continually monitoring adherence with the compensation philosophy of Concentra Operating and Concentra Holding. (The directors and executive officers of the Company serve in the same positions at Concentra Holding.) The Compensation Committee ensures that the total compensation paid to our executive management team is fair, reasonable, and competitive. Currently our executive management team (“EMT”) is composed of key members of our corporate executive staff and our major business unit presidents. Generally, the types of compensation and benefits provided to our EMT are substantially similar to those provided to our named executive officers (“NEOs”). Our NEOs include our principal executive officer, i.e., our Chief Executive Officer (“CEO”), our principal financial officer, i.e., our Chief Financial Officer (“CFO”), and our most highly compensated executive officers other than the principal executive officer and the principal financial officer.

Compensation Philosophy and Objectives

Our compensation philosophy is designed to reinforce our mission, vision, and values by attracting and retaining exceptional executive leaders who are motivated and dedicated to solve the complex issues of healthcare delivery, accessibility, and affordability. To this end, the following principles guide the development of the executive compensation program: (i) to motivate our NEOs by providing an effective compensation program that balances both short-term goals with our overall long-term strategy to solidify our competitive advantage in the industry, (ii) to provide a specific reward linked to individual and organizational performance that provides our NEOs with the opportunity to receive total rewards that exceed competitive practices in the marketplace when superior results are delivered, (iii) to reward the following goals: pay for performance, employee retention, cost management, alignment with shareholders interest, and a continued focus on corporate governance, and (iv) to align the interests of our NEOs with those of shareholders by providing opportunities for long-term incentive compensation based on changes in shareholder value.

Setting Executive Compensation

Based on the foregoing objectives, the Compensation Committee has structured the Company’s annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals. Each year, typically in December, the Compensation Committee conducts a review of the compensation package of each member of the EMT. These annual reviews are conducted in executive session, without our management present. To assist the Compensation Committee in such reviews, the Company periodically retains a compensation consultant to review our EMT’s total compensation package and provide recommendations to the Company and the Compensation Committee. In 2005, we engaged Longnecker & Associates, an independent executive compensation consultant, to conduct this review of our executive compensation, and to provide analyses and recommendations to us.

Longnecker & Associates provided us with relevant market data and alternatives to consider when making compensation decisions for our CEO, and when reviewing the recommendations being made by our CEO for our other EMTs. In making compensation decisions, the Compensation Committee compares each element of total compensation against a peer group of publicly-traded and privately-held healthcare and managed care and related services companies (collectively, the “Compensation Peer Group”). The Compensation Peer Group, which is periodically reviewed and updated, consists of companies against which the Compensation Committee believes the Company competes for talent and for stockholder investment. The companies comprising the Compensation Peer Group include:

•	AMERIGROUP Corporation

•	Lincare Holdings, Inc.

•	Magellan Health Services, Inc.

•	United Surgical Partners International, Inc.

Longnecker & Associates also reviewed and provided the Company with relevant market data based on published surveys of executive compensation in the health services industry. Longnecker & Associates provided compensation data derived from the following published surveys:

•	Watson Wyatt, 2004/2005 Top Management Compensation Report

•	William Mercer, 2004/2005 Finance, Accounting and Legal Compensation

•	William Mercer, Executive Compensation Survey

•	WorldatWork, 2004/2005 Total Salary Increase Budget Survey

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all cash compensation decisions for our CEO, and approves all cash compensation decisions for our EMT, upon the review of recommendations from our CEO. The Compensation Committee also makes all decisions regarding equity awards for our CEO, and also approves recommendations regarding equity awards to all members of the EMT and all other officers of the Company. The Compensation Committee can exercise its discretion in modifying any recommended cash or equity awards. Our CEO makes decisions regarding the non-equity compensation of our other non-EMT officers.

Each year, typically in December, our CEO reviews the performance of each member of the EMT (other than the CEO, whose performance is reviewed by the Compensation Committee). Based on these reviews, our CEO then makes recommendations to the Compensation Committee of the following for each member of the EMT: a proposed salary adjustment, and a proposed bonus amount under such executive’s annual bonus plan, including any proposed discretionary bonus amount. (Depending on individual and/or Company performance, the recommendation could be for no salary adjustment, and no bonus.) The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to the EMT, and typically approves any salary adjustments at its December meeting, to be effective on January 1 of the following year. The Compensation Committee typically approves cash bonus award amounts (relating to performance under annual bonus plans for the previous year) at its first quarter meeting.

Each year, typically in December, our CEO also prepares proposed cash bonus plans (see “Performance Based Incentive Compensation” below) applicable to each EMT (except the CEO) for the following fiscal year, and reviews the proposal with the Compensation Committee. The Compensation Committee may exercise its discretion in modifying any recommended bonus plan for executives. At its first quarter meeting, the Compensation Committee determines the bonus plan applicable to the CEO, and reviews and approves the bonus plans applicable to the members of the EMT, including the NEOs.

Components of Executive Compensation

The primary components of our executive compensation program are base salary, annual bonus, and long-term equity-based incentives. In general, the target for each executive’s total compensation is the fiftieth percentile of the competitive marketplace, although the Compensation Committee allows some flexibility to account for such factors as experience in the role and tenure with the Company. Our intention is that the total compensation opportunity for our NEOs will mirror the opportunities for executives in comparable roles and with experience and expectations at companies of comparable size (based on revenue) and complexity that require the same level of executive talent for success.

Base Salary

We provide our NEOs and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for our NEOs are determined for each executive based on his or her position, individual performance, responsibilities, contributions, and results, and demonstrated skills, behaviors, and attributes by using market data. Base salary ranges are designed so that salary opportunities for a given position will be between 70% and 130% of the midpoint of the base salary established for each range. Our intention is to maintain base salaries that are generally in line with companies of comparable market capitalization, typically within the healthcare and managed care industries. Base salary increases for our EMTs, typically granted in December to be effective on January 1 of the following year, are based on an evaluation of each executive officer’s performance, the Company’s performance as a whole, and the executive officer’s compensation in comparison to market data.

Performance Based Incentive Compensation

Our senior management incentive bonus programs (“Bonus Plans”) are structured to provide incentives to achieve annual performance targets for the Company as a whole as well as within specific areas of responsibility for our NEOs, with the exception of the CFO. Typically, the primary performance targets for measuring overall company performance are (i) earnings before interest, taxes, depreciation, and amortization (“EBITDA”) performance and (ii) revenue performance. However, in a given year, the Compensation Committee may choose to change the metrics used for performance measurement if the Compensation Committee believes the Company’s financial objectives in such a year would be better achieved if aligned with a different measurement criteria. The EBITDA and revenue targets applicable to the Bonus Plans are set in accordance with the target financial performance for the Company as set by our board of directors, and are designed to provide a stretch goal for our NEOs.

For our NEOs, the EBITDA and revenue targets are set for the Company as a whole. For business unit leaders, the EBITDA and revenue targets are set for their respective business units. Each Bonus Plan (other than the CFO’s) will include specific targets for EBITDA and revenue performance, with a specific target bonus amount for each factor based on a set percentage of each NEO’s base salary. An additional component of the Bonus Plan for each NEO is tied to each NEO’s individual achievement of identified personal objectives, with the target bonus amount based on a set percentage of such NEO’s base salary. When reviewing performance at the end of the year, each factor is considered separately, so that an NEO may receive bonus compensation for attaining one factor, while receiving no bonus compensation with respect to another factor.

For the CFO’s Bonus Plan, the CEO proposes a target bonus amount based on a set percentage of the CFO’s base salary, and attainment under such Bonus Plan is determined by the CFO’s individual achievement of identified personal objectives. The CFO’s Bonus Plan contains neither EBITDA nor revenue performance goals.

All Bonus Plans also contain a discretionary component for superior Company or individual performance. Bonus potential ranges from 75% – 100% of base salary for NEOs, depending upon their position and scope of responsibility. The Compensation Committee will often consider an NEO’s participation in a major Company transaction, such as an acquisition, disposition, or financial restructuring, when determining any discretionary bonus awards.

For fiscal year 2007, the Compensation Committee approved target bonus opportunities for our NEOs as a percentage of each NEO’s base salary, as follows: Mr. Thomas, 100%, Mr. Kiraly, 75%, Mr. Greenwood, 75%, and Mr. Solls, 75%.

Long-Term Incentive Compensation

With respect to long-term incentive compensation, the Compensation Committee is granted broad discretion to grant either incentive or non-qualified stock options, stock appreciation rights, restricted stock, performance awards, and other stock-based awards to our NEOs, our EMTs, and our other employees. Equity participation is a key component of our executive compensation program, and such awards are designed to retain executive officers and provide incentives to enhance stockholder value through the alignment of the financial interests of executive officers with those of our stockholders. Our long-term incentive compensation awards are designed to provide the flexibility and incentives required to attract highly qualified executive and management talent in a competitive marketplace and to motivate and retain key personnel. All decisions made by the Compensation Committee are made in the Compensation Committee’s sole discretion, which is final and binding on all persons.

All of our corporate and business unit officers are eligible for initial grants of equity compensation upon the start of employment, as well as annual grants of equity compensation. The Compensation Committee is granted broad discretion in determining the timing, amounts, and recipients of any such awards. The Compensation Committee typically considers making a grant of equity compensation upon the initial employment of an NEO. Each year, as part of the annual review of the compensation packages for the NEOs, the Compensation Committee considers whether additional awards of equity compensation are warranted. In any year, the Compensation Committee may make awards of equity compensation to one or more NEOs, or may make no awards, depending on individual performance, Company performance, and market conditions. We align a significant portion of our executives’ total opportunity for financial gain to increases in shareholder wealth as reflected by the market price of the Company’s stock. As a result, our executives’ interests are closely aligned with our shareholders’ long-term interests. The Company’s common stock is not registered or traded on a public exchange. Therefore, as there is no immediate availability for equity liquidity, the Compensation Committee must continually review management’s total compensation package to assure the Company’s ability to recruit, maintain, and provide appropriate incentives to executive talent.

The Compensation Committee typically awards shares of restricted stock of Concentra Holding and options to purchase the common stock of Concentra Holding. Restricted stock is ownership in Concentra Holding with certain restrictions attached to the ownership – typically, a vesting period in which the executive acquires a percentage ownership over time (for example, twenty-five percent per year for a four year vesting period).

Stock options are rights to purchase shares of our common stock at the fair market value of the underlying common stock as of the date of grant. Grantees do not receive a benefit from stock options unless and until the market price of Concentra Holding’s common stock increases. Typically, twenty-five percent of a stock option grant becomes exercisable for each of the four years after the grant date. The grant date for such options is the date that the Compensation Committee met to approve such awards. Because there is no active trading market for Concentra Holding’s common stock, we rely on the Compensation Committee to determine in good faith the fair value of securities underlying awards at the time they are granted.

Retirement and Other Benefits

NEOs are eligible to participate in the Concentra 401(k) Plan on the same terms as our other employees. Generally, employees may contribute amounts up to the lesser of a specified statutory amount and 25% of their pre-tax eligible compensation. Under the 401(k) plan, we have the option of matching a portion of the participants’ pretax contributions. For 2006, we anticipate a match of 33% of participants’ pretax contributions during the plan year, up to a maximum of 4% of each participant’s eligible compensation as defined in the 401(k) plan document, subject to maximum eligible compensation of $100,000. We offer no other type of retirement benefit to our NEOs.

Perquisites and Other Personal Benefits

The Company provides our NEOs with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. Such perquisites include payments made toward the cost of an annual comprehensive medical examination, and premiums paid for split dollar life insurance policies, including a cash payment to provide for taxes applicable to such premium payments. The Committee periodically reviews the levels of perquisites and other personal benefits provided to our NEOs.

Compensation Committee Report

The Compensation Committee of Concentra Holding has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee

Paul B. Queally, Chairman
Carlos A. Ferrer
William H. Wilcox

Summary Compensation Table

The following table summarizes, with respect to our CEO and each of our other NEOs, information relating to the compensation earned for services rendered in all capacities during fiscal year 2006.

Summary Compensation for the Year Ended December 31, 2006

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)		All Other Compensation ($) (4)	Total ($)
Daniel J. Thomas President and Chief Executive Officer, Director	2006	614,135	615,000	448,585	646,891		17,993	2,342,604
Thomas E. Kiraly Executive Vice President, Chief Financial Officer and Treasurer	2006	364,712	345,000	88,916	223,890		10,583	1,033,101
James M. Greenwood Executive Vice President— Corporate Development	2006	344,519	345,000	58,815	187,088		9,083	944,505
Mark A. Solls Executive Vice President, General Counsel, and Corporate Secretary	2006	140,000	150,000	0	123,538		400	413,938
Richard A. Parr II (5) Executive Vice President, General Counsel, and Corporate Secretary	2006	200,019	0	16,170	26,904	(6)	63,366	306,459

(1)	Bonus amounts paid in early 2007 were for the 2006 fiscal year and were determined based on the Company’s performance, the performance of the NEO, and other relevant factors.
(2)	Amounts shown reflect the dollar amount of compensation cost recognized over the requisite service period (the fiscal year ended December 31, 2006), as described in SFAS 123R, and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of these amounts are included in “Note 18. Stock Option Plans, (c) Stock-Based, Compensation Disclosures” to the Company’s consolidated financial statements. Restricted stock held by NEOs is subject to dividends paid on Concentra Holding’s common stock, but no such dividends were paid during 2006.
(3)	Amounts shown reflect the dollar amount of compensation cost recognized over the requisite service period (the fiscal year ended December 31, 2006), as described in SFAS 123R, and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of these amounts are included in “Note 18. Stock Option Plans, (c) Stock-Based, Compensation Disclosures” to the Company’s consolidated financial statements.
(4)	Amounts shown represent: expected 401(k) matches to be made in April 2007 with respect to 2006 contributions by the NEOs; premiums paid on behalf of the NEOs for split dollar life insurance policies, including a cash payment to provide for taxes applicable to such premium payments; payments made toward the cost of an annual comprehensive medical examination for the NEOs; and for Mr. Parr, includes the dollar amount of the compensation cost recognized over the requisite service period (the fiscal year ended December 31, 2006), as described in SFAS 123R, with respect to the restricted stock that was released and issued in his name upon his resignation.
(5)	Mr. Parr left the Company in July 2006.
(6)	Value shown is net of value of options to purchase 84,813 shares of stock that were forfeited upon Mr. Parr’s termination (of which number 62,859 options were vested).

All Other Compensation from Summary Compensation Table

The following table contains a breakdown of the compensation and benefits included under All Other Compensation in the Summary Compensation Table above.

Name	401(k) Contributions ($) (1)	Split Dollar Life Premiums ($) (2)	Released Restricted Stock Awards ($) (3)	Executive Medical Evaluation Program ($) (4)	Total ($)
Daniel J. Thomas	1320	15,173	—	1,500	17,993

Thomas E. Kiraly	1320	7,763	—	1,500	10,583

James M. Greenwood	1320	7,763	—	0	9,083

Mark A. Solls	400	0	—	0	400

Richard A. Parr II	0	10,496	51,370	1500	63,366

(1)	Amounts represent expected 401(k) matches to be made in April 2007 with respect to 2006 contributions by the NEOs.
(2)	Amounts represent premiums paid on behalf of the NEOs for split dollar life insurance policies, including a cash payment to provide for taxes applicable to such premium payments.
(3)	Amount shown represents the dollar amount of the compensation cost recognized over the requisite service period (the fiscal year ended December 31, 2006), as described in SFAS 123R, with respect to the restricted stock that was released and issued in Mr. Parr’s name upon his resignation.
(4)	Amounts represent payments made toward the cost of an annual comprehensive medical examination for the NEOs.

Grants of Plan-Based Awards

The following table provides information concerning each grant of an award made to our CEO and each of our other NEOs in the last completed fiscal year under any plan.

Grants of Plan-Based Awards for the Year Ended December 31, 2006

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Daniel J. Thomas	06/21/2006	0	120,000	18.00	960,000

Thomas E. Kiraly	06/21/2006	0	80,000	18.00	640,000

James M. Greenwood	06/21/2006	0	80,000	18.00	640,000

Mark A. Solls	08/01/2006	0	150,000	18.00	1,188,000

Richard A. Parr II	—	0	0	—	—

(1)	Because there is no active trading market for Concentra Holding’s common stock, we rely on the Compensation Committee or the board of directors to determine in good faith the fair value of Concentra Holding’s common stock. As of December 31, 2006, this value was determined to be $18.00 per share. Neither Concentra Holding nor Concentra Operating has any class of equity securities registered under Section 12 of the Exchange Act.
(2)	Grant date fair value of each equity award is computed in accordance with SFAS 123R. The grant date fair value for the stock options granted on June 21, 2006, was $8.00 per stock option. The grant date fair value for the stock options granted on August 1, 2006, was $7.92 per stock option.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The following is a discussion of material factors necessary to an understanding of the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Awards Table.

Employment Agreements

Daniel J. Thomas. Mr. Thomas serves as President and CEO of Concentra Holding pursuant to an employment agreement entered into as of August 17, 1999. Unless either party gives timely notice to terminate the agreement, the agreement will automatically renew each year on the anniversary date of the effective date for an additional one-year term. Mr. Thomas’ employment agreement entitles him to an original base salary of $400,000, subject to increase at the discretion of Concentra Holding’s board of directors or Compensation Committee, and such bonus payments as the board of directors or Compensation Committee may specify. The employment agreement provides that Mr. Thomas is entitled to participate in all of Concentra Holding’s benefit plans and programs that are available to senior executive officers and key management employees, and that Concentra Holding may not change or amend any such benefit plans or programs in such a way that adversely affects Mr. Thomas unless such change or amendment occurs pursuant to a program applicable to all executives of Concentra Holding and does not result in a proportionately greater reduction in the rights or benefits available to Mr. Thomas.

Thomas E. Kiraly. Mr. Kiraly serves as Executive Vice President, Treasurer, and CFO of Concentra Holding pursuant to an employment agreement entered into as of August 17, 1999. Unless either party gives timely notice to terminate the agreement, the agreement will automatically renew each year on the anniversary date of the effective date for an additional one-year term. Mr. Kiraly’s employment agreement entitles him to an original base salary of $225,000, subject to increase at the discretion of Concentra Holding’s board of directors or Compensation Committee, and such bonus payments as the board of directors or Compensation Committee may specify. The employment agreement provides that Mr. Kiraly is entitled to participate in all of Concentra Holding’s benefit plans and programs that are available to senior executive officers and key management employees, and that Concentra Holding may not change or amend any such benefit plans or programs in such a way that adversely affects Mr. Kiraly unless such change or amendment occurs pursuant to a program applicable to all executives of Concentra Holding and does not result in a proportionately greater reduction in the rights or benefits available to Mr. Kiraly.

James M. Greenwood. Mr. Greenwood serves as Executive Vice President—Corporate Development of Concentra Holding pursuant to an employment agreement entered into as of August 17, 1999. Unless either party gives timely notice to terminate the agreement, the agreement will automatically renew each year on the anniversary date of the effective date for an additional one-year term. Mr. Greenwood’s employment agreement entitles him to an original base salary of $270,000, subject to increase at the discretion of Concentra Holding’s board of directors or Compensation Committee, and such bonus payments as the board of directors or Compensation Committee may specify. The employment agreement provides that Mr. Greenwood is entitled to participate in all of Concentra Holding’s benefit plans and programs that are available to senior executive officers and key management employees, and that Concentra Holding may not change or amend any such benefit plans or programs in such a way that adversely affects Mr. Greenwood unless such change or amendment occurs pursuant to a program applicable to all executives of Concentra Holding and does not result in a proportionately greater reduction in the rights or benefits available to Mr. Greenwood.

Mark A. Solls. Mr. Solls serves as Concentra Holding’s Executive Vice President, General Counsel, and Corporate Secretary pursuant to an employment agreement entered into as of August 1, 2006. The employment agreement is for a term of two years; provided, however, that unless either party gives timely notice to terminate the agreement, the agreement will automatically renew each year on the anniversary date of the effective date for an additional one-year term. Mr. Solls’ employment agreement entitles him to a base salary of $350,000, subject to increase at the discretion of Concentra Holding’s board of directors or Compensation Committee, and entitles him to participate in Concentra Holding’s senior management incentive compensation plan adopted annually by Concentra Holding’s Compensation Committee. Mr. Solls is eligible for bonus compensation of up to 75% of base salary thereunder based on achievement of individual and corporate performance objectives set forth from time to time in the plan. For 2006, Mr. Solls was eligible to participate in the 2006 plan, prorated for his partial year of employment; provided that such amount is to be no less than $100,000. The employment agreement also provides that Mr. Solls is entitled to participate in all of Concentra Holding’s benefit plans and programs that are available to our senior executive officers and key management employees, and the employment agreement provides that Concentra Holding may not change or amend any such benefit plans or programs in such a way that adversely affects Mr. Solls unless such change or amendment occurs pursuant to a program applicable to all executives of

Concentra Holding and does not result in a proportionately greater reduction in the rights or benefits available to Mr. Solls.

Richard A. Parr II. Mr. Parr served as Concentra Holding’s Executive Vice President, General Counsel, and Corporate Secretary from August 1999 until his resignation in July 2006 pursuant to an employment agreement entered into as of August 17, 1999. Mr. Parr’s employment agreement entitled him to an original base salary of $250,000, subject to increase at the discretion of Concentra Holding’s board of directors or Compensation Committee, and such bonus payments as the board of directors or Compensation Committee specified. The employment agreement provided that Mr. Parr was entitled to participate in all of Concentra Holding’s benefit plans and programs that were available to Concentra Holding’s senior executive officers and key management employees.

2006 Senior Management Incentive Compensation Plan

The 2006 Senior Management Incentive Bonus Program (the “2006 Bonus Plan”) provides incentive compensation to participating members of senior management of Concentra Holding based on a combination of three factors (except for the CFO): (a) Concentra Holding’s consolidated EBITDA performance for 2006 (or, for business unit leaders, his or her respective business unit’s EBITDA performance); (b) its consolidated revenue performance for 2006 (for business unit leaders, his or her respective business unit’s revenue performance); and (c) the participant’s individual achievement of identified personal objectives for 2006. The 2006 Bonus Plan also contains a discretionary component for superior performance.

Each participant other than the CFO received bonus incentive compensation in 2006 up to a specified percentage of his or her base salary, depending on Concentra Holding’s (or respective business unit’s) achievement of the aforementioned performance goals and the participant’s achievement of the aforementioned personal objectives. The CFO’s bonus incentive compensation for 2006 was determined based on Concentra Holding’s determination of his achievement of specific personal objectives, as developed by the CEO.

Description of 1999 Stock Plan

Shares and Options Subject to Plan. The 1999 Stock Option and Restricted Stock Purchase Plan (the “1999 Stock Plan”) provides for the grant of options to purchase or awards to receive an aggregate of up to 6,750,000 shares of common stock, either in the form of incentive stock options intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986 (“IRC” or the “Code”), nonqualified stock options, or restricted stock awards. The 1999 Stock Plan includes provisions for adjustment of the number of shares of common stock available for grant or award thereunder and in the number of shares of common stock underlying outstanding options in the event of any stock splits, stock dividends, or other relevant changes in the capitalization of Concentra Holding.

Eligibility and Administration. Under the 1999 Stock Plan, employees, including our NEOs, are eligible to receive grants of incentive stock options structured to qualify under Section 422 of the Code, nonqualified stock options, or shares of restricted stock; neither of the latter two awards is intended to meet the requirements of IRC Section 422. Non-employee directors are eligible to receive only nonqualified stock options and restricted stock awards. The Compensation Committee designates the individuals to receive the grants and awards, the nature of the grants and awards, the number of options or shares granted, and the terms and conditions of each grant or award.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested, and equity incentive plan awards for Concentra Holding’s CEO, CFO and each of its other NEOs as of the end of our last completed fiscal year.

Outstanding Equity Awards at December 31, 2006

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Daniel J. Thomas	0 100,000 155,250 145,000 145,000 29,319 29,973	120,000 100,000 51,750 0 0 9,774 9,991	(1) (1) (2) (3) (4) (6) (6)	18.00 13.80 13.80 13.80 13.80 13.80 13.80	06/21/2016 08/02/2014 12/16/2012 06/21/2010 06/21/2010 06/21/2010 06/21/2010	214,740	(8)	3,865,320
Thomas E. Kiraly	0 60,000 15,000 15,000 2,812 2,812 35,000 35,000 7,077 7,235	80,000 60,000 0 0 938 938 0 0 2,359 2,412	(1) (1) (3) (4) (6) (6) (7) (5) (6) (6)	18.00 13.80 13.80 13.80 13.80 13.80 13.80 13.80 13.80 13.80	06/21/2016 08/02/2014 06/21/2010 06/21/2010 06/21/2010 06/21/2010 08/17/2009 08/17/2009 08/17/2009 08/17/2009	47,013	(9)	846,234
James M. Greenwood	0 12,500 10,000 85,000 85,000 17,187 17,570	80,000 12,500 10,000 0 0 5,730 5,857	(1) (1) (1) (3) (4) (6) (6)	18.00 13.80 13.80 13.80 13.80 13.80 13.80	06/21/2016 09/28/2014 08/02/2014 06/21/2010 06/21/2010 06/21/2010 06/21/2010	20,000	(10)	360,000
Mark A. Solls	0	150,000	(1)	18.00	08/01/2016	0		—
Richard A. Parr II	0	0		—	—	0		—

(1)	Vests at a rate of 25% per year over four years, commencing on the first anniversary of the initial grant date.
(2)	Vests at a rate of 25% per year over four years, commencing on the second anniversary of the initial grant date.
(3)	Vests 20% immediately upon grant on June 21, 2000, then at a rate of 20% per year for the next four years on January 1st of each year.
(4)	Vests 20% immediately upon grant on June 21, 2000, 0% the subsequent year, then the balance at a rate of 33% per year for the next three years on January 1st of each year.
(5)	Vests 20% immediately upon grant on August 17, 1999, 0% the subsequent year, then the balance at a rate of 33% per year for the next three years on January 1st of each year.
(6)	Vests at a rate of 25% per year for four years, commencing on January 1, 2004.
(7)	Vests at a rate of 20% per year for five years, commencing on January 1, 2000.
(8)

Restrictions on shares lapse on December 16, 2007 with respect to 92,532 shares. However, such shares may become unrestricted earlier as follows: if the value of Concentra Holding’s common stock equals or exceeds $25 per share, then 25% of shares will vest; if stock value equals or exceeds $30 per share, an additional 25% of shares will vest; if stock value equals or exceeds $35 per share, an additional 25% of shares will vest; and if stock value equals or exceeds $40 per share, the final 25% of shares will vest. Restrictions on shares lapse on April 1, 2011 with respect to 117,208 shares, and on December 15, 2011 with respect to 5,000 shares. However, such shares may become unrestricted earlier upon the Company’s announcement of quarterly or year-end financial results reflecting adjusted EBITDA of at least $200,000,000 as measured over a period of four sequential fiscal quarters.

(9)	Restrictions on shares lapse on April 1, 2011 with respect to 37,013 shares and on December 15, 2011 with respect to 10,000 shares. However, such shares may become unrestricted earlier upon the Company’s announcement of quarterly or year-end financial results reflecting adjusted EBITDA of at least $200,000,000 as measured over a period of four sequential fiscal quarters.
(10)	Restrictions on shares lapse on September 28, 2011 with respect to 10,000 shares and on December 15, 2011 with respect to 10,000 shares. However, such shares may become unrestricted earlier upon the Company’s announcement of quarterly or year-end financial results reflecting adjusted EBITDA of at least $200,000,000 as measured over a period of four sequential fiscal quarters.

Option Exercises and Stock Vested

The following table provides information concerning each exercise of stock options and each vesting of stock, including restricted stock, restricted stock units, and similar instruments during for the fiscal year ended December 31, 2006, on an aggregated basis with respect to each of Concentra Holding’s NEOs.

Option Exercises and Stock Vested for the Year Ended December 31, 2006

Stock Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Daniel J. Thomas	—		—

Thomas E. Kiraly	—		—

James M. Greenwood	—		—

Mark A. Solls	—		—

Richard A. Parr II	11,169	(1)	201,042

(1)	Upon Mr. Parr’s resignation from the Company in July 2006, the Compensation Committee approved amendments to the restricted stock agreements between Concentra Holding and Mr. Parr to provide for the release of restrictions on Mr. Parr’s shares of restricted stock that otherwise would have remained restricted through April 1, 2011 with respect to 6,169 shares, and through December 15, 2015 with respect to 5,000 shares. This accelerated vesting was effective, and the unrestricted shares were issued, as of Mr. Parr’s last day of employment with Concentra Holding.

Nonqualified Deferred Compensation

Certain of our NEOs previously received, in consideration of the cancellation of outstanding equity-based awards, deferred shares of Concentra Holding’s common stock. These deferred shares were granted on December 31, 2003, and October 1, 2004. All of such deferred common shares were fully vested upon grant. The deferred common shares are entitled to receive dividends, if any, paid on Concentra Holding’s common stock, but such dividends are accrued and their payment deferred until such time as the deferred shares are issued. The deferred shares and any accrued dividends (cash, stock, or otherwise) will be released to the NEOs upon the earlier of (a) the fifth anniversary of the date of the award, (b) the six-month anniversary of a public offering of Concentra Holding’s common stock, or (c) upon a change in control of Concentra Holding. The deferred shares are not subject to forfeiture in the event of termination of employment of the NEOs. Aggregate deferred common stock holdings as of December 31, 2006 for the NEOs are as follows: Mr. Thomas, 40,714 shares; Mr. Kiraly, 9,091 shares; Mr. Greenwood, 12,603 shares; and Mr. Parr, 20,325 shares.

The following table shows certain information with respect to deferred shares held by our NEOs.

Nonqualified Deferred Compensation

Name	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at FYE ($) (1)
Daniel J. Thomas	0	0	732,852

Thomas E. Kiraly	0	0	163,638

James M. Greenwood	0	0	226,854

Mark A. Solls	—	—	—

Richard A. Parr II	0	0	365,850

(1)	Because there is no active trading market for Concentra Holding’s common stock, we rely on the Compensation Committee or the board of directors to determine in good faith the fair value of Concentra Holding’s common stock; as of December 31, 2006, this value was determined to be $18.00 per share of common stock. Neither Concentra Holding nor Concentra Operating has any class of equity securities registered under Section 12 of the Exchange Act.

Potential Payments Upon Termination or Change in Control

The table and discussion below discloses the amount of compensation and/or other benefits due to each of the NEOs of Concentra Holding: (a) in the event of a change in control of Concentra Operating or Concentra Holding, and (b) upon the termination of the NEO’s employment, including in connection with a change in control of Concentra Operating or Concentra Holding. The amounts shown assume that such change in control occurred on, or that such termination was effective as of, December 31, 2006. Thus, the amounts shown below include amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon the occurrence of a change in control or their termination, as applicable. The actual amounts to be paid out can only be determined at the time of a change in control or the NEO’s separation from the Company.

	Termination Without Cause or for Good Reason (1)	Termination Without Cause or for Good Reason after Change in Control (1) (2) (3)	Change in Control (4)	Death (5)	Disability (5)
Daniel J. Thomas

Salary	$1,230,000	$1,230,000	—	—	—

Equity-based Awards	—	$300,363	$3,865,320	—	—

Other Benefits	$5,438	$5,438	—	$3,208	$5,438

Total	$1,235,438	$1,535,801	$3,865,320	$3,208	$5,438

Thomas E. Kiraly

Salary	$365,000	$365,000	—	—	—

Equity-based Awards	—	$7,880	$846,234	—	—

Other Benefits	$13,393	$13,393	—	$7,825	$13,393

Total	$378,393	$386,273	$846,234	$7,825	$13,393

James M. Greenwood

Salary	$345,000	$345,000	—	—	—

Equity-based Awards	—	$48,665	$360,000	—	—

Other Benefits	$5,438	$5,438	—	$3,208	$5,438

Total	$350,438	$399,103	$360,000	$3,208	$5,438

Mark A. Solls

Salary	$350,000	$350,000	—	—	—

Equity-based Awards	—	—	—	—	—

Other Benefits	$13,393	$13,393	—	$7,825	$13,393

Total	$363,393	$363,393	—	$7,825	$13,393

(1)	Under the terms of each NEO’s employment agreement, if the NEO is terminated by Concentra Holding without “cause” (as defined in his employment agreement), or Concentra Holding gives the NEO notice that his employment agreement will not be automatically extended for an additional year, or the NEO terminates his employment for “good reason” (as defined in his employment agreement) then he is entitled to: (a) his current base salary ($51,250, $30,417, $28,750, and $29,167 per month as of December 31, 2006, for Messrs. Thomas, Kiraly, Greenwood, and Solls, respectively) for a period of twelve consecutive months (twenty-four months in the case of Mr. Thomas); and (b) continued coverage for the NEO, his spouse, and children under 25, under the medical and dental insurance in effect at the time of such termination, for a period of one year. Notwithstanding the foregoing, if the NEO is terminated prior to a change in control (as defined in the Concentra Managed Care, Inc. 1997 Long Term Incentive Plan) the amount of any payment payable under (a) will be reduced by any compensation earned by the NEO as the result of employment after the date of termination until the end of the twelve month period (twenty-four month period in the case of Mr. Thomas) described above.

(2)	Under the terms of certain option award agreements, in the event that an NEO is terminated without Cause or resigns with Good Reason (each as defined in his employment agreement) after a Change in Control (as defined in the option award agreement), all unvested options immediately vest. Because there is no active trading market for Concentra Holding’s common stock, we rely on the Compensation Committee or the board of directors to determine in good faith the fair value of Concentra Holding’s common stock. As of December 31, 2006, this value was determined to be $18.00 per share of common stock. Amounts shown are calculated by multiplying the number of options that would vest by the difference between $18.00 and the strike price of the options under the option award agreement. The number of unvested stock options held by each of the NEOs as of December 31, 2006, is reflected on the Outstanding Equity Awards Table.
(3)	Please note that amounts shown under this column do not include the amounts that would be paid under plans or agreements providing for single-trigger change in control payments. Rather, those amounts are disclosed under the “Change in Control” column in this Table.
(4)	Under the terms of each NEO’s restricted stock award agreement, in the event of a Change in Control (as defined in the restricted stock award agreement), the restrictions are released and the shares fully vest. Because there is no active trading market for Concentra Holding’s common stock, we rely on the Compensation Committee or the board of directors to determine in good faith the fair value of Concentra Holding’s common stock. As of December 31, 2006, this value was determined to be $18.00 per share of common stock. The number of unvested shares held by each of the NEOs as of December 31, 2006, is reflected on the Outstanding Equity Awards Table.
(5)	Under the terms of each NEO’s employment agreement, if the NEO’s employment is terminated by reason of his death or disability (as defined his employment agreement), then Concentra Holding will make payments of premiums to continue the medical and dental insurance coverage of the NEO (if alive), his spouse, and children under age 25, as in effect at and as of the date of his death or termination as a result of disability (or provide as similar coverage as possible for the same premiums if the continuation of existing coverage is not permitted under the Company’s health benefit plans) for one year after the date of the NEO’s death or disability, to the extent such coverage is available.

Richard A. Parr II

Mr. Parr voluntarily resigned his employment and terminated his employment agreement effective July 2006. Upon his resignation from Concentra Holding, the Compensation Committee approved amendments to the restricted stock agreements between Concentra Holding and Mr. Parr to provide for the release of restrictions on Mr. Parr’s shares of restricted stock that otherwise would have remained restricted through April 1, 2011, with respect to 6,169 shares and through December 15, 2015, with respect to 5,000 shares. This accelerated vesting was effective, and the unrestricted shares were issued, as of Mr. Parr’s last day of employment with Concentra Holding. Mr. Parr received no other post-employment benefits. Mr. Parr’s restricted stock is reflected on the Outstanding Equity Awards table.

Compensation of Directors

Summary Compensation Table

The table below summarizes the compensation paid to non-employee directors for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($) (3)	All Other Compensation ($)		Total ($)
Norman C. Payson, M.D. Chairman of the Board, Director	0	2,411,857	3,183,651	500,000	(4)	6,095,508

John K. Carlyle Director	37,000	—	15,898	—		52,898

Carlos A. Ferrer Director	31,000	—	15,898	—		46,898

David A. George (1) Director	31,000	—	10,869	—		41,869

D. Scott Macksey Director	35,000	—	15,898	—		50,898

Steven E. Nelson Director	37,000	3,954	40,887	—		81,831

Paul B. Queally Director	33,000	—	15,898	—		48,898

Richard J. Sabolik Director	59,000	—	10,867	11,113	(5)	80,980

William H. Wilcox Director	33,000	—	4,197	—		37,197

(1)	Mr. George resigned as a director in December 2006.
(2)	Amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, as described in SFAS 123R, and thus include amounts from awards granted in and prior to 2006. Restricted stock held by directors is subject to dividends paid on Concentra Holding’s common stock, but no such dividends were paid during 2006. With respect to Dr. Payson, 134,044 shares of his restricted stock vested, and were issued without restriction in Dr. Payson’s name, during 2006, pursuant to the terms of the 2005 Chairman’s Plan (as defined below).
(3)	Amounts shown reflect the dollar amount of financial statement reporting purposes for the fiscal year ended December 31, 2006, as described in SFAS 123R, and thus include amounts from awards granted in and prior to 2006; for Dr. Payson, such amount includes the dollar amount of the compensation cost recognized over the requisite service period (the fiscal year ended December 31, 2006), as described in SFAS 123R, with respect to an option that was to terminate in May 2006 but which was extended by the agreement of Concentra Holding and Dr. Payson. Assumptions used in the calculation of these amounts are included in “Note 18. Stock Option Plans, (c) Stock-Based, Compensation Disclosures” to the Company’s consolidated financial statements. Although Mr. George resigned as a director prior to December 31, 2006, as of that date, he held exercisable options to purchase 13,000 shares of Concentra Holding’s common stock. His unvested stock options were cancelled upon his resignation; his vested options will remain exercisable until December 2007.
(4)	Amount represents reimbursement of private aircraft expense to NCP, Inc., on behalf of Dr. Payson, as provided in the Chairman’s Agreement between Dr. Payson and Concentra Holding.
(5)	Amount represents consulting fees earned from and paid by the Company for services performed during 2006.

Narrative Disclosure to Summary Compensation Table

The following is a discussion of material factors necessary to an understanding of the information disclosed in the Summary Compensation Table.

Retainer and Fees. Members of Concentra Holding’s board of directors who are also officers or employees do not receive compensation for their services as directors. Since June 26, 2005, each non-employee director receives a $25,000 annual retainer, payable in equal quarterly installments, $2,000 for each regular or special board of directors meeting attended, and $1,000 for each regular or special standing board of directors committee meeting not held in conjunction with a board of directors meeting. The chairman of each standing board of directors committee receives an additional fee of $1,000 for each regular or special standing board of directors committee meeting attended as chairman, whether or not such meeting is held in conjunction with a board of directors meeting. In addition, the chairman of the Audit and Compliance Committee receives a $15,000 annual fee, payable in equal quarterly installments. The Chairman of the Audit and Compliance Committee also performed certain consulting services for the Company on an hourly rate basis, receiving a total of $11,113 in fees for such services in 2006. Our Chairman, Dr. Payson, receives reimbursement of travel expenses incurred for meeting attendance, and no other cash compensation for his service as director.

Stock and Option Awards. Each new non-employee director, other than our Chairman, receives an initial award of nonqualified options to purchase 10,000 shares of common stock under the 1999 Stock Plan, with such awards to be made on the next business day following their first election to the board of directors. This initial option award is immediately vested and exercisable. Each non-employee director, other than our Chairman, also receives an annual award of options to purchase 4,000 shares of common stock. These annual awards are made on the next business day following each annual meeting of Concentra Holding, and vest and become exercisable at a rate of 25% each year for four years. Each such non-employee director stock option award has an exercise price no less than 100% of fair market value on the date of award, and will expire on the earlier of ten years from the date of award or one year after the holder ceases to serve on the board of directors. On June 23, 2006, each non-employee director received nonqualified stock options to purchase 4,000 shares of our parent’s common stock at an exercise price of $18.00 per share.

On April 6, 2005, John K. Carlyle received immediately exercisable nonqualified stock options to purchase 40,000 shares of Concentra Holding’s common stock at an exercise price of $13.80 per share. Such options will expire on April 6, 2015. Also on that date, Steven E. Nelson received an award of 3,000 shares of restricted stock, vesting on the earlier of (a) six months following the completion of an initial public offering of Concentra Holding’s equity securities (or such longer “lock-up” period as may be required of directors and officers in connection with such offering), (b) the occurrence of a change in control (as defined in the Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan), or (c) April 6, 2015. These grants to Mr. Carlyle and Mr. Nelson were made pursuant to the 2005 Stock Option Plan for Non-Employee Directors (the “2005 Director Plan”), and were the only grants made pursuant to the 2005 Director Plan. The 2005 Director Plan incorporates the terms of the 1999 Stock Plan except to the extent any such terms are inconsistent with the terms of the 2005 Director Plan.

Chairman’s Agreement. On November 28, 2005, our Chairman, Dr. Payson, entered into a Chairman’s Agreement with Concentra Holding under which he will serve as the non-executive Chairman of the Board for a one-year term, with automatically renewing one-year terms thereafter. In consideration for his services pursuant to the Chairman’s Agreement, Dr. Payson is entitled to receive non-qualified stock options to acquire shares of Concentra Holding’s common stock, restricted shares of Concentra Holding’s common stock, unrestricted shares of Concentra Holding’s common stock, and the right to purchase shares of Concentra Holding’s common stock. Pursuant to the Chairman’s Agreement, Dr. Payson is entitled to receive prompt reimbursement for all reasonable expenses incurred by him during the term of the agreement. In addition, Concentra Holding has agreed to reimburse him for his use of private aircraft when attending to the business of Concentra Holding or Concentra Operating, up to a maximum of $500,000 during each 12-month period beginning with the effective date of the agreement.

Grant of Stock Options and Restricted Stock to Chairman. On November 28, 2005, in connection with his election to Concentra Holding’s board of directors, Dr. Payson was granted: (a) nonqualified stock options to purchase 1,666,667 shares of common stock at an exercise price of $18.00 per share, that were immediately exercisable and expire six months after their grant date (the “Six Month Option”); (b) nonqualified stock options to purchase 603,205 shares of common stock at an exercise price of $18.00 per share, that vest in twelve installments over a period of three years and expire ten years after their grant date; (c) an award of 402,137 shares of restricted stock that vests in twelve installments over a period of three years unless vesting is earlier accelerated upon the occurrence of certain events; and (d) an award of 138,890 shares of common stock of Concentra Holding that was fully vested on the date of the award. These grants were made pursuant to the Concentra Holding 2005 Stock Option and Restricted Stock Purchase Plan for Non-Executive Chairman (the “2005 Chairman’s Plan”).

Dr. Payson’s nonqualified stock options and restricted stock will fully vest and, in the case of the nonqualified stock options, become exercisable for the remainder of their ten-year term immediately prior to a change in control (as defined in the Chairman’s Agreement), an initial public offering, or upon the sale during the term of the Chairman’s Agreement of all or substantially all of one or more of the operating divisions representing in the aggregate 25% or more of Concentra Holding’s consolidated EBITDA. In addition, Dr. Payson’s nonqualified stock options and restricted stock will fully vest and, in the case of the nonqualified stock options, become immediately exercisable for the remainder of their ten-year term upon Dr. Payson’s termination of service as a result of his death, disability, termination by Concentra Holding other than for cause (as defined in the Chairman’s Agreement) or his termination for good reason (as defined in the Chairman’s Agreement).

Extension and Termination of Six Month Option. Dr. Payson’s right to exercise the Six Month Option was to terminate on May 30, 2006. In May 2006, due to technical considerations arising from a possible transaction, Concentra Holding and Dr. Payson agreed to extend the timeframe during which Dr. Payson could exercise his options under the Six Month Option to the earlier of: (a) the 30th day following receipt of written notice of such termination from Concentra Holding, given no earlier than August 1, 2006, and (b) December 29, 2006. In accordance with the terms of the Six Month Option, in September 2006, Concentra Holding provided written notice to Dr. Payson advising him that he had thirty days to exercise his options under the Six Month Option. The Six Month Option terminated by its terms and the options were canceled in October 2006.

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

Other Outstanding Options

In addition to the options and awards granted under the 2005 Chairman’s Plan, the 2005 Director Plan, and options to purchase 21,250 shares of common stock that remain outstanding under a plan adopted by Concentra Holding’s board of directors in March 2000 pursuant to which grants were made to two non-employee directors (the “2000 Director Plan” and, together with the 2005 Chairman’s Plan and the 2005 Director Plan, the “Directors’ Plans”), as of March 1, 2007, Concentra Holding had issued or assumed from its predecessors or acquired companies outstanding options to purchase an aggregate of 306,871 shares of common stock pursuant to separate agreements between Concentra Holding and the holders thereof.

The aggregate 5,652,244 options that were outstanding as of March 1, 2007, under all plans, had a weighted average exercise price of approximately $14.86 per share, and remain subject to various vesting provisions.

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

Purchase of Common Stock. On June 23, 2006, William H. Wilcox purchased from Concentra Holding 13,889 shares of its common stock at a purchase price of $18.00 per share, for a total purchase price of $250,002.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of Concentra Holding is composed of Paul B. Queally, Carlos A. Ferrer, and William H. Wilcox. David A. George, who was a member of the board of directors of Concentra Holding and Concentra Operating for most of 2006, was also a member of our parent’s Compensation Committee until his resignation as a director and committee member in December 2006. Mr. Carlyle, who served as the non-employee Chairman of the Board of Concentra Holding from August 1997 until August 1999, served as a member of the Compensation Committee from December 1998 until June 2006.

Until November 2005, Mr. Queally served as the non-employee Chairman of the Board of Concentra Holding and Concentra Operating. Mr. Queally is a managing member and Mr. Mackesy is a principal of the sole general partner of WCAS. Because of these affiliations, Messrs. Queally and Mackesy may be deemed to have a material interest in the matters described under Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Concentra Operating does not issue any of its equity securities in conjunction with an equity compensation plan. See Item 11, “Executive Compensation,” for a discussion of Concentra Holding’s equity compensation plan.

All the issued and outstanding capital stock of Concentra Operating is owned by Concentra Holding. As of March 1, 2007, Concentra Holding had 36,433,662 shares of common stock outstanding. The table below contains information regarding the beneficial ownership of Concentra Holding’s common stock as of March 1, 2007, by:

•	each stockholder who owns beneficially 5% or more of Concentra Holding’s common stock;

•	each director of Concentra Holding;

•	each named executive officer; and

•	all directors and executive officers as a group.

We have determined beneficial ownership according to the rules of the SEC. Unless otherwise noted in the footnotes to this table, each stockholder named in this table has sole voting and investment power with respect to the Concentra Holding common shares shown as beneficially owned, subject to applicable community property laws. The number of shares beneficially owned by a person includes shares of common stock that are subject to stock options or warrants that are either currently exercisable or exercisable within 60 days after March 1, 2007. These shares are also deemed outstanding for the purpose of computing the percentage of outstanding shares owned by the person. These shares are not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, all stockholders set forth below have the same principal business address as Concentra Operating.

Name	Number of Shares	Percent Ownership
Welsh, Carson, Anderson & Stowe VIII, L.P.(1) 320 Park Avenue, Suite 2500 New York, NY 10022	24,894,028	65.67%
FFC Partners I, L.P.(2) c/o Ferrer Freeman & Company, LLC The Mill 10 Glenville Street Greenwich, CT 06831	2,303,551	6.31
Paul B. Queally(3) c/o Welsh, Carson, Anderson & Stowe 320 Park Avenue, Suite 2500 New York, NY 10022	24,111,073	63.68
Carlos A. Ferrer(4) c/o Ferrer Freeman & Company, LLC The Mill 10 Glenville Street Greenwich, CT 06831	2,303,551	6.31
D. Scott Mackesy(5) c/o Welsh, Carson, Anderson & Stowe 320 Park Avenue, Suite 2500 New York, NY 10022	24,096,784	63.65
John K. Carlyle(6)	64,466	*
Steven E. Nelson(7)	108,062	*
Norman C. Payson, M.D.(8)	1,113,336	3.03
Richard J. Sabolik(9)	13,000	*
William H. Wilcox(10)	23,889	*
Daniel J. Thomas(11)	645,744	1.74
Thomas E. Kiraly(12)	189,025	*
James M. Greenwood(13)	249,640	*
Mark A. Solls	0	*
All directors and executive officers as a group (12 individuals)	28,852,707	73.24%

*	Less than one percent.

(1)	Includes 1,441,682 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 32,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by WCAS are owned of record by Welsh, Carson, Anderson & Stowe VI, L.P. (1,729,712), WCAS Healthcare Partners, L.P. (118,873), WCAS Capital Partners III, L.P. (764,285), and WCAS Management Corp. (270). An aggregate of 828,165 shares reflected as owned by WCAS are owned beneficially and of record by certain individuals, including Messrs. Mackesy and Queally, who are members of the limited liability company that serves as its sole general partner, or who are employed by its investment adviser. Except for 45,210 shares held by Mr. Queally and 30,921 shares held by Mr. Mackesy, such individuals disclaim beneficial ownership of such shares.
(2)	Includes 74,730 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 16,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by FFC Partners I, L.P. are owned beneficially and of record by FFC Partners II, L.P. (249,112), FFC Executive Partners I, L.P. (80,836) and FFC Executive Partners II, L.P. (3,587). Carlos A. Ferrer is a manager of the limited liability company that serves as the sole general partner of FFC Partners I, L.P. and FFC Executive Partners I, L.P. and is a managing member of entities that serve as the sole general partners of each of FFC Partners II, L.P. and FFC Executive Partners II, L.P. As such, Mr. Ferrer may be deemed to share beneficial ownership of the shares owned of record by these entities. Except for 16,000 shares, Mr. Ferrer disclaims beneficial ownership of any such shares, except to his pecuniary interest therein, if any.
(3)	Includes 1,410,791 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 16,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by Mr. Queally are owned of record by WCAS (21,452,723), Welsh, Carson, Anderson & Stowe VI, L.P. (1,729,712), WCAS Healthcare Partners, L.P. (118,873), WCAS Capital Partners III, L.P. (764,285), and WCAS Management Corp. (270). Except for 45,210 shares, Mr. Queally disclaims beneficial ownership of such shares.
(4)	Includes 74,730 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 16,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. The shares reflected as owned by Mr. Ferrer are owned of record by FFC Partners I, L.P. (1,954,016), FFC Partners II, L.P. (249,112), FFC Executive Partners I, L.P. (80,836) and FFC Executive Partners II, L.P. (3,587). Carlos A. Ferrer is a manager of the limited liability company that serves as the sole general partner of FFC Partners I, L.P. and FFC Executive Partners I, L.P. and is a managing member of entities that serve as the sole general partners of each of FFC Partners II, L.P. and FFC Executive Partners II, L.P. As such, Mr. Ferrer may be deemed to share beneficial ownership of the shares owned of record by these entities. Except for 16,000 shares, Mr. Ferrer disclaims beneficial ownership of any such shares, except to his pecuniary interest therein, if any.
(5)	Includes 1,410,132 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 16,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Certain of the shares reflected as owned by Mr. Mackesy are owned of record by WCAS (21,452,723), Welsh, Carson, Anderson & Stowe VI, L.P. (1,729,712), WCAS Healthcare Partners, L.P. (118,873), WCAS Capital Partners III, L.P. (764,285), and WCAS Management Corp. (270). Except for 30,921 shares, Mr. Mackesy disclaims beneficial ownership of such shares.
(6)	Includes 56,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(7)	Includes 3,803 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 37,250 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(8)	Includes 251,335 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(9)	Includes 13,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(10)	Includes 10,000 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days.
(11)	Includes 3,803 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 624,307 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Does not include 40,714 shares that will be acquired upon the issuance of deferred shares of our parent’s common stock.
(12)	Includes 721 shares that may be acquired pursuant to warrants that are presently exercisable or exercisable within 60 days and 186,583 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Does not include 9,091 shares that will be acquired upon the issuance of deferred shares of our parent’s common stock.
(13)	Includes 238,844 shares that may be acquired pursuant to stock options awarded under incentive compensation plans that are presently exercisable or exercisable within 60 days. Does not include 12,603 shares that will be acquired upon the issuance of deferred shares of our parent’s common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This Item 13 describes certain relationships and transactions involving us and certain of our directors, executive officers, and other related parties. We believe that all the transactions described in this Item 13 of this report are upon fair and reasonable terms no less favorable than could be obtained in comparable arm’s length transactions with unaffiliated third parties under the same or similar circumstances.

Equity Investor Agreements

Stockholders Agreement

Concentra Holding, WCAS, investors affiliated with WCAS (with WCAS, the “WCAS Investors”), certain management investors (including certain executive officers of Concentra Holding and Concentra Operating), Ferrer Freeman and Company, LLC (“FFC”), certain of its affiliates, Dr. Payson, and Mr. Wilcox are parties to a stockholders agreement, dated as of August 17, 1999, as amended. The stockholders agreement provides:

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

Registration Rights Agreement

At the same time they entered into the stockholders agreement, Concentra Holding, the WCAS Investors, the management investors, and the FFC investors also entered into a registration rights agreement. The registration rights agreement gives investors certain rights to require Concentra Holding to register their shares of Concentra Holding’s capital stock under the Securities Act and, upon request, to include their shares in any other registration of shares by Concentra Holding. In November 2005, Dr. Payson became party to this agreement, and in June 2006, Mr. Wilcox became party to this agreement.

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

Agreement with SHPS

In September 2006, Concentra Network Services, Inc. (“CNS”), a subsidiary of Concentra Operating, entered into an agreement (the “Agreement”) with SHPS Health Management Solutions, Inc. (“SHPS”). Under the Agreement, SHPS began providing utilization management and case management services to CNS on January 1, 2007. WCAS, including certain of its affiliates, owns approximately 66% of the voting stock of SHPS, and one of the directors of Concentra Holding, D. Scott Mackesy is also a director of SHPS. Under the Agreement, we expect SHPS to provide approximately $1.8 million in services to CNS in 2007.

Other Related-Party Transactions

W. Tom Fogarty, M.D., an officer of Concentra Holding and Concentra Operating, is the President, a director, and a stockholder of Occupational Health Centers of the Southwest, P.A. (“OHCSW”), and a stockholder, officer, and/or director of several other of the professional groups. A subsidiary of ours has entered into a 40-year management agreement with each of the professional groups. These management agreements have expiration dates from 2041 through 2046. OHCSW paid approximately $265.7 million, $217.7 million, and $217.9 million in management fees to a subsidiary of Concentra Operating in the years ended December 31, 2006, 2005, and 2004, respectively, under its management agreement with that subsidiary. These management fees eliminate in consolidation. Dr. Fogarty receives no remuneration from any of the professional groups for serving as an officer or director.

We derive revenue in the normal course of business from other companies owned or controlled by or affiliated with related parties. Health Services revenue from related parties totaled $0.2 million and $0.2 million during 2006 and 2005, respectively. Health Services did not have related party revenue in 2004. Care Management Services revenue from related parties totaled $0.2 million, $0.3 million, and $0.3 million during 2006, 2005, and 2004, respectively.

We also purchase services in the normal course of business from other companies owned or controlled by or affiliated with related parties. These services include local phone service in certain geographic regions, information technology consulting, claims editing services, administration of open enrollment for employee benefits and third-party laboratory services. We made payments to related parties for these services totaling $0.4 million for each of the years 2006, 2005, and 2004.

In the normal course of business, we, our subsidiaries, affiliates, and our parent engage in certain intercompany transactions that reflect the obligations of the various business units. The transactions between us, our subsidiaries, affiliates, and our parent have been eliminated in the consolidated financial statements, except as described in “Note 14. Income Taxes” and “Note 19. Dividend and Other Equity Transactions.”

Policy on Related Party Transactions

On December 14, 2006, our parent adopted a written policy (the “Policy”) on “Related Party Transactions” that applies to our parent and its subsidiaries, including the Company. A Related Party Transaction means any transaction, or series of similar transactions (and any amendments, modifications, or changes thereto), in which the amount involved exceeds $120,000, to which our parent, any of its subsidiaries, or any partnership or other business entity that is directly or indirectly controlled by our parent is a party, and in which any of the following persons has a direct or indirect material interest: (i) any of our parent’s directors, director nominees, or executive officers; (ii) any record or beneficial owner of more than 5% of any class of equity securities of our parent; and (iii) any member of the immediate family of any of the foregoing persons (which shall include a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law), and persons sharing the same household of the foregoing persons. A Related Party Transaction does not include (i) any compensatory arrangement that is subject to the jurisdiction of the compensation committee of our parent’s board of directors or (ii) any transaction that has been referred by our parent’s board of directors to another committee of such board for consideration.

The Policy provides that neither our parent nor any of its subsidiaries shall enter into any Related Party Transaction unless such transaction has been approved by a majority of disinterested directors on the audit committee our parent’s board of directors and, if required, by the requisite vote of the full board of directors of our parent. The standard to be applied by the audit committee in evaluating a Related Party Transaction is whether the consideration to be paid or received by our parent (or applicable subsidiary) in connection with any such transaction is no less favorable than terms available to an unaffiliated third party under the same or similar circumstances.

In 2006, only one transaction, the execution of the Agreement with SHPS, would have qualified as a Related Party Transaction. At the time of the execution of the Agreement with SHPS, the Policy was not yet in effect. Concentra Holding’s Audit Committee was advised of the Agreement with SHPS at its meeting immediately following the execution of such Agreement.

Director Independence

Neither Concentra Operating nor Concentra Holding is listed on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, and we are not subject to either the listing standards of the New York Stock Exchange (“NYSE Listing Standards”) or the rules of the National Association of Securities Dealers’ listing standards (“NASDAQ Rules”). For the purposes of the following determinations on director independence, we have chosen to use the NYSE Listing Standards. Using such Standards, Concentra Holding’s board of directors has determined that the following directors are independent for general board service: John K. Carlyle, Carlos A. Ferrer, David A. George, D. Scott Mackesy, Steven E. Nelson, Norman C. Payson, M.D., Paul B. Queally, Richard J. Sabolik, and William H. Wilcox. (Mr. George resigned from Concentra Holding’s board of directors in December 2006.)

Audit and Compliance Committee

Our board of directors has a separately designated, standing Audit and Compliance Committee composed of the following members of the board of directors: Richard J. Sabolik, chairman of the committee, John K. Carlyle, D. Scott Mackesy, and Steven E. Nelson. Under the NYSE Listing Standards, Messrs. Carlyle and Mackesy would not be considered independent for the purposes of Audit Committee service (although they are considered independent for general board service) as each would be considered an “affiliated person” of Concentra Operating.

Compensation Committee

Our board of directors has a separately designated, standing Compensation Committee composed of the following members of the board of directors: Paul B. Queally, chairman of the committee, Carlos A. Ferrer, and William H. Wilcox. (Mr. George was a member of the Compensation Committee prior to his resignation from the board of directors.)

Nominating Committee

Our board of directors does not have a separately designated, standing nominating committee, a nominating committee charter, or a formal procedure for security holders to recommend nominees to the board of directors. Neither Concentra Operating nor Concentra Holding is listed on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, and we are not subject to either the NYSE Listing Standards or the NASDAQ Rules. Under the NYSE Listing Standards, Daniel J. Thomas, our CEO, would not be considered independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP, our independent accountant, during the years ended December 31, 2006 and 2005 (in thousands):

Description of Fees	2006	2005
Audit Fees (1)	$1,552	$1,212
Audit Related Fees (2)	1,373	269
Tax Fees (3)	274	284
All Other Fees (4)	—	—

	$3,199	$1,765

(1)	Audit Fees. Includes fees billed for professional services rendered for the audit of our annual financial statements included in our Form 10-K, reviews of our quarterly financial statements included in Forms 10-Q, reviews of our other filings with the SEC, and other research work necessary to comply with generally accepted audited standards for the years ended December 31, 2006 and 2005.
(2)	Audit Related Fees. Includes fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include audits of our employee benefit plans, issuance of consents, and other accounting and reporting consultations.
(3)	Tax Fees. Includes fees billed for tax compliance, tax advice, and tax planning.
(4)	All Other Fees. Includes fees billed for software licenses and survey information.

Concentra Holding adopted a policy that the Audit Committee must approve in advance all audit and non-audit services provided by PricewaterhouseCoopers LLP. The Audit Committee approved all of these services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements

The following consolidated financial statements of the Company are included in Item 8.

2. Financial Statement Schedules

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

2.7

—Agreement and Plan of Merger dated as of August 2, 2005, by and among Concentra Operating, Island Acquisition Corp., and Beech Street Corporation (incorporated by reference to Exhibit 10.22 to Concentra Operating’s Current Report on Form 8-K filed on August 4, 2005).

2.8

—Agreement and Plan of Merger dated as of August 8, 2005, by and among Concentra Operating, Brady Acquisition Corp., and Occupational Health + Rehabilitation Inc (incorporated by reference to Exhibit 10.23 to Concentra Operating’s Current Report on Form 8-K filed on August 8, 2005).

Exhibit Number	Description

2.9

—Amendment No. 1 to Agreement and Plan of Merger dated as of September 30, 2005, by and among Concentra Operating, Island Acquisition Corp., and Beech Street Corporation (incorporated by reference to Exhibit 10.24 to Concentra Operating’s Current Report on Form 8-K on October 4, 2005).

2.10

—Stock Purchase Agreement, dated as of November 1, 2006, by and among The Innovation Group plc, TiG Acquisition Co., Concentra Integrated Services, Inc., Concentra Operating, and First Notice Systems, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q filed on November 9, 2006).

2.11

—Purchase Agreement, dated February 7, 2007, by and among Coventry Health Care, Inc., Coventry Health Care Workers Compensation, Inc., Concentra Operating Corporation, Concentra Health Services, Inc., National Healthcare Resources, Inc. and Concentra Integrated Services, Inc. (incorporated by reference to Exhibit 2.1 to Concentra Operating’s Current Report on Form 8-K filed on February 14, 2007).

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

4.3

—Indenture dated as of June 8, 2004, by and among Concentra Operating, The Bank of New York as Trustee, and the guarantors named therein relating to Concentra Operating’s 9-1/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.7 to Concentra Operating’s Registration Statement on Form S-4, initially filed on June 8, 2004).

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

Exhibit Number	Description

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

4.14

—Amendment No. 4 to Registration Rights Agreement dated as of December 1, 2002, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.18 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 002).

4.15

—Amendment No. 5 to Registration Rights Agreement dated as of November 28, 2005, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.2 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005).

4.16

—Amendment No. 6 to Registration Rights Agreement, dated June 23, 2006, by and among Concentra Holding and the stockholders named therein (incorporated by reference to Exhibit 4.2 to Concentra Operating’s Current Report on Form 8-K filed on June 28, 2006).

4.17

—Stockholders Agreement dated as of August 17, 1999, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

4.18

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

4.22

—Amendment No. 5 to Stockholders Agreement, dated June 23, 2006, by and among Concentra Holding and the stockholders named therein (incorporated by reference to Exhibit 4.1 to Concentra Operating’s Current Report on Form 8-K filed on June 28, 2006).

4.23

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

10.3

—First Amendment to the Credit Agreement, dated as of November 1, 2006, between Concentra Holding, Concentra Operating, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Quarterly Report on Form 10-Q filed on November 9, 2006).

10.4

—Second Amendment to the Credit Agreement, dated as of February 14, 2007, between Concentra Holding, Concentra Operating, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. (2).

10.5

—Bridge Loan Agreement dated as of June 25, 2002 by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.6

—Amendment No. 1 to Bridge Loan Agreement dated as of October 23, 2002, by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 4.20 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.7

—Amendment No. 2 to Bridge Loan Agreement dated as of November 14, 2002, by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 4.21 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003).

10.8

—Amendment No. 3 to Bridge Loan Agreement dated as of May 10, 2004, by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on May 12, 2004).

10.9

—Amendment No. 4 to Bridge Loan Agreement dated as of September 30, 2005, by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.26 to Concentra Operating’s Current Report on Form 8-K filed on October 4, 2005).

10.10

—Amendment No. 5 to Bridge Loan Agreement, dated as of September 27, 2006, among Concentra Holding, as the Borrower, Citicorp North America, Inc., as Lender and the Administrative Agent, and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 10.6 to Concentra Operating’s Current Report on Form 8-K filed on September 28, 2006).

10.11

—Waiver to Bridge Loan Agreement dated as of February 10, 2006, by and among Concentra Holding, the Lenders that are party thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.25 to Concentra Operating’s Current Report on Form 8-K filed on February 14, 2006).

10.12

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

10.14

—Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan, as amended through September 24, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002). (1)

10.15

—Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan, as amended through June 22, 2006 (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Quarterly Report on Form 10-Q filed on June 28, 2006). (1)

10.16	—Concentra Holding 2005 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Concentra Operating’s Current Report on Form 8-K filed on July 25, 2005). (1)

10.17

—Concentra Holding 2005 Stock Option Plan and Restricted Stock Purchase Plan for Non-Executive Chairman (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.18

—Concentra Holding Ten Year Option Award Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.19

—Concentra Holding Six Month Option Award Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.4 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.20

—Amendment No. 1 to Concentra Holding Six Month Option Award Agreement, dated as of May 26, 2006, by and between Concentra Holding and Norman C. Payson, M.D. Effective May 26, 2006, this Amendment No. 1 also amends Exhibit A to the Chairman’s Agreement, dated as of November 28, 2005, by and between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on May 26, 2006). (1)

10.21

—Concentra Holding Restricted Stock Award Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.5 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.22

—Concentra Holding Unrestricted Stock Award Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.6 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.23

—Securities Purchase Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.7 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.24

—Securities Purchase Plan, dated June 23, 2006, by and between Concentra Holding and William H. Wilcox (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Quarterly Report on Form 10-Q filed on June 28, 2006). (1)

10.25

—Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Appendix G to the Joint Proxy Statement/Prospectus forming a part of Concentra Holding’s Registration Statement on Form S-4 filed on July 31, 1997). (1)

10.26	—Concentra Holding Board of Directors Compensation Plan (incorporated by reference to Exhibit 10.24 to Concentra Operating’s Current Report on Form 8-K filed on December 16, 2005). (1)

10.27	—Concentra Holding’s 2007 Senior Management Incentive Bonus Program. (1) (2)

10.28

—Employment Agreement dated as of August 17, 1999, between Concentra Holding and James M. Greenwood (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.30

—Employment Agreement dated as of August 17, 1999, between Concentra Holding and Daniel J. Thomas (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.31

—Employment Agreement, dated as of August 1, 2006, by and between Concentra Holding and Mark A. Solls (incorporated by reference to Exhibit 10.5 to Concentra Operating’s Current Report on Form 8-K filed on July 12, 2006). (1)

Exhibit Number	Description

10.30

—Employment Agreement dated as of August 17, 1999, between Concentra Holding and Thomas E. Kiraly (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.31

—Chairman’s Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.32

—Indemnification Agreement dated as of June 26, 2003 between Concentra Holding and Daniel J. Thomas (identical agreements were executed as of June 26, 2003 between Concentra Holding and each of the following: John K. Carlyle, Carlos A. Ferrer, James M. Greenwood, Thomas E. Kiraly, D. Scott Mackesy, Steven E. Nelson, Paul B. Queally, and Richard J. Sabolik) (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003). (1)

10.33

—Indemnification Agreement dated as of November 28, 2005 between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.34 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2005). (1)

10.34

—Indemnification Agreement dated as of December 15, 2005 between Concentra Holding and William H. Wilcox (incorporated by reference to Exhibit 10.35 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2005). (1)

10.35

—Indemnification Agreement, dated as of August 1, 2006, between Concentra Holding and Mark A. Solls (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q filed on August 9, 2006) (1)

10.36

—Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between CHS and Occupational Health Centers of New Jersey, P.A., a New Jersey professional association (incorporated by reference to Exhibit 10.8 to OccuSystems’ Registration Statement on Form S-1 filed on March 28, 1996).

10.37

—Amended and Restated Occupational Medicine Center Management and Consulting Agreement dated as of July 30, 2003 between Concentra Health Services, Inc. and Occupational Health Centers of the Southwest, P.A. (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.38

—Settlement Agreement, dated as of January 11, 2007, among Clark A. Gunderson, et. al., and F.A. Richard & Associates, Inc. et. al. (FOCUS Healthcare Management, Inc. is one of the named defendants) (incorporated by reference to Exhibit 99.2 to Concentra Operating’s Current Report on Form 8-K filed on January 11, 2007).

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

CONCENTRA OPERATING CORPORATION

Date: March 29, 2007	By:	/s/ THOMAS E. KIRALY
Thomas E. Kiraly
Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL J. THOMAS	President and Chief Executive Officer	March 29, 2007
Daniel J. Thomas	and Director (Principal Executive Officer)

/s/ THOMAS E. KIRALY	Executive Vice President, Chief	March 29, 2007
Thomas E. Kiraly	Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ NORMAN C. PAYSON, M.D.	Chairman of the Board and Director	March 29, 2007
Norman C. Payson, M.D.

/s/ JOHN K. CARLYLE	Director	March 29, 2007
John K. Carlyle

/s/ CARLOS A. FERRER	Director	March 29, 2007
Carlos A. Ferrer

/s/ D. SCOTT MACKESY	Director	March 29, 2007
D. Scott Mackesy

/s/ STEVEN E. NELSON	Director	March 29, 2007
Steven E. Nelson

/s/ PAUL B. QUEALLY	Director	March 29, 2007
Paul B. Queally

/s/ RICHARD J. SABOLIK	Director	March 29, 2007
Richard J. Sabolik

/s/ WILLIAM H. WILCOX	Director	March 29, 2007
William H. Wilcox

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Concentra Operating Corporation:

We have completed integrated audits of Concentra Operating Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Concentra Operating Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 18 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Dallas, Texas
March 28, 2007

CONCENTRA OPERATING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$46,639	$65,057
Short-term investments	55,257	—
Restricted cash and short-term investments	4,281	4,723
Accounts receivable, net	183,685	171,357
Prepaid expenses and other current assets	25,695	24,344
Deferred income taxes	18,672	19,429

Total current assets	334,229	284,910

Property and equipment, net	132,102	124,556
Goodwill and other intangible assets, net	638,224	664,090
Restricted long-term investments	2,008	—
Other assets	27,158	29,809

Total assets	$1,133,721	$1,103,365

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Revolving credit facility	$—	$—
Current portion of long-term debt	611	20,074
Accounts payable	18,989	14,229
Accrued expenses	97,669	86,415
Accrued compensation	63,114	63,130

Total current liabilities	180,383	183,848

Long-term debt, net	800,339	840,756
Deferred income taxes	33,242	17,028
Other liabilities	68,526	55,571

Total liabilities	1,082,490	1,097,203

Commitments and contingencies (See Note 16)

Stockholder’s equity:
Common stock, par value $.01 per share: Authorized shares—10,000 Issued and outstanding shares – 1,054	—	—
Paid-in capital	70,449	58,117
Accumulated deficit	(19,218)	(51,955)

Total stockholder’s equity	51,231	6,162

Total liabilities and stockholder’s equity	$1,133,721	$1,103,365

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Revenue:
Health Services	$762,559	$667,053	$576,880
Network Services	333,736	264,296	259,706
Care Management Services	202,534	201,998	237,595

Total revenue	1,298,829	1,133,347	1,074,181

Cost of services:
Health Services	630,890	550,149	474,343
Network Services	184,811	152,625	150,925
Care Management Services	177,781	173,833	208,505

Total cost of services	993,482	876,607	833,773

Total gross profit	305,347	256,740	240,408

General and administrative expenses	183,070	132,439	127,479
Amortization of intangibles	5,697	3,424	3,208
Loss on impairment of goodwill and long-lived assets	—	—	41,682
Gain on sale of assets	—	(1,426)	—
Unusual gains	—	—	(96)

Operating income	116,580	122,303	68,135

Interest expense, net	66,802	56,483	54,249
Gain on change in fair value of economic hedges	(60)	(87)	—
Loss on early retirement of debt	—	6,029	14,105
Other, net	4,036	3,264	3,047

Income (loss) before income taxes	45,802	56,614	(3,266)
Provision for income taxes	17,639	4,338	8,878

Income (loss) from continuing operations	28,163	52,276	(12,144)
Income from discontinued operations, net of income taxes (see Note 11)	(4,574)	(1,525)	(2,169)

Net income (loss)	$32,737	$53,801	$(9,975)

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Operating Activities:
Net income (loss)	$32,737	$53,801	$(9,975)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	39,741	36,485	39,799
Amortization of intangibles	5,697	3,424	3,234
Restricted stock amortization and equity-based compensation	10,489	4,162	868
Loss on impairment of goodwill and long-lived assets	—	—	41,682
Gain on sale of assets	(16,505)	(1,426)	—
Unusual gains	—	—	(96)
Gain on change in fair value of economic hedges	(60)	(87)	—
Write-off of deferred financing costs	—	6,029	2,505
Deferred income taxes	26,296	1,094	6,204
Write-off of fixed assets	426	737	160
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(14,552)	20,047	(2,972)
Prepaid expenses and other assets	(441)	(575)	15,794
Accounts payable and accrued expenses	28,317	18,108	1,670

Net cash provided by operating activities	112,145	141,799	98,873

Investing Activities:
Purchases of short-term investments	(60,957)	—	—
Purchases of property, equipment, and other assets	(49,098)	(49,143)	(27,897)
Acquisitions, net of cash acquired	(12,019)	(220,826)	(6,794)
Proceeds from the sale of assets	50,000	1,699	—
Proceeds from the sale of short-term investments	5,700	—	—
Increase in restricted cash	—	—	(1,250)

Net cash used in investing activities	(66,374)	(268,270)	(35,941)

Financing Activities:
Borrowings (payments) under revolving credit facilities, net	—	—	—
Repayments of debt	(61,178)	(400,065)	(147,926)
Distributions to minority interests	(3,447)	(823)	(3,445)
Payment of deferred financing costs	(46)	(4,063)	(8,495)
Contribution from issuance of common stock by parent	423	10,160	410
Tax benefit associated with stock options exercised	59	—	—
Proceeds from the issuance of debt	—	525,000	222,850
Dividend to parent	—	—	(96,028)
Payment of early debt retirement costs	—	—	(11,600)

Net cash provided by (used in) financing activities	(64,189)	130,209	(44,234)

Net Increase (Decrease) in Cash and Cash Equivalents	(18,418)	3,738	18,698
Cash and Cash Equivalents, beginning of year	65,057	61,319	42,621

Cash and Cash Equivalents, end of year	$46,639	$65,057	$61,319

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$64,939	$48,424	$58,506
Income taxes paid, net	$2,355	$4,616	$2,031
Liabilities and debt assumed in acquisitions	$3,613	$44,289	$956
Non-Cash Investing and Financing Activities:
Capital lease obligations	$1,320	$617	$153
Purchases of restricted investments	$6,188	$3,501	$—
Maturity of restricted investments	$(3,059)	$(454)	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except share amounts)

	$ 0.01 Par Value Common Stock
	Number of Shares	Value	Paid-In Capital	Accumulated Deficit	Stockholder’s Equity
Balance, December 31, 2003	1,054	$—	$140,659	$(96,649)	$44,010

Amortization of deferred compensation	—	—	—	868	868
Dividend to parent (see Note 12)	—	—	(97,252)	—	(97,252)
Tax benefits from parent (see Note 14)	—	—	782	—	782
Contribution from issuance of common stock by parent	—	—	410	—	410
Contribution to parent from issuance of deferred shares	—	—	(1,506)	—	(1,506)
Modification of stock options and other	—	—	(203)	—	(203)
Net loss	—	—	—	(9,975)	(9,975)

Balance, December 31, 2004	1,054	—	42,890	(105,756)	(62,866)

Amortization of deferred compensation	—	—	1,662	—	1,662
Tax benefits from parent (see Note 14)	—	—	1,020	—	1,020
Contribution from issuance of common stock by parent	—	—	12,660	—	12,660
Modification of stock options and other	—	—	(115)	—	(115)
Net income	—	—	—	53,801	53,801

Balance, December 31, 2005	1,054	—	58,117	(51,955)	6,162

Amortization of deferred compensation	—	—	3,331	—	3,331
Stock-based compensation (see Note 18)	—	—	7,049	—	7,049
Tax benefit associated with stock options exercised (see Note 18)	—	—	59	—	59
Tax benefits from parent (see Note 14)	—	—	1,528	—	1,528
Contribution from issuance of common stock by parent	—	—	423	—	423
Modification of stock options and other	—	—	(58)	—	(58)
Net income	—	—	—	32,737	32,737

Balance, December 31, 2006	1,054	$—	$70,449	$(19,218)	$51,231

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Concentra Operating Corporation (the “Company” or “Concentra Operating”) is dedicated to improving quality of life by making healthcare accessible and affordable. The Company seeks to achieve this goal by developing and delivering services designed to promote favorable outcomes and to increase efficiencies in the delivery of and payment for healthcare services. The Company provides its services through its health services (“Health Services”), network services (“Network Services”), and care management services (“Care Management Services”) segments (see “Note 20. Segment Information”).

Through our Health Services segment, we are a leading provider of primary occupational healthcare services in the United States. We operate a nationwide network of primary care centers principally dedicated to the treatment of workplace injuries, including a range of physical therapy and rehabilitation services, and the performance of other employment-related healthcare services. Through this segment of our business, we also provide other related diversified health services that include our on-site medical, pharmacy, and laboratory related services. Our Network Services segment provides a broad range of services designed to improve healthcare affordability by increasing healthcare access, reducing inefficiencies, repricing claims, and streamlining the administration of healthcare financial arrangements between payors and providers. Our Care Management Services segment seeks to promote appropriate healthcare access and utilization by performing services designed to monitor cases and facilitate the return to work of injured or ill employees who have been out of work, receiving healthcare, or both, for an extended period of time due to a work-related or auto incident or disability.

Earnings per share has not been reported for the periods presented, as Concentra Operating is a wholly-owned subsidiary of Concentra Inc. (“Concentra Holding”) and has no publicly held shares. Welsh, Carson, Anderson & Stowe (“WCAS”) is the largest stockholder of Concentra Holding. Funds managed by Ferrer Freeman and Company, LLC are also significant stockholders of Concentra Holding.

2.	Summary of Significant Accounting Policies

(a) Consolidation

The consolidated financial statements include the accounts of all subsidiaries and joint ventures in which a controlling interest is held. Investments in certain joint ventures where the Company owns a 50% or less interest are accounted for on an equity basis and, accordingly, consolidated income includes the Company’s share of their income. For joint ventures where the Company owns a more than 50% interest, minority interests of $20.6 million and $19.6 million were included in other liabilities at December 31, 2006 and 2005, respectively. Intercompany accounts and transactions are eliminated in consolidation.

Physician and physical therapy services are provided at the Health Services centers under management agreements with affiliated professional groups (the “Professional Groups”), which are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers’ patients. The management agreements have original terms of 40 years, with expiration dates of 2041 through 2046, and provide for the wide array of services that Health Services offers to the Professional Groups, such as providing nurses and other medical support personnel, practice and facilities management, billing and collection, accounting, tax, and financial management, human resource management, risk management, and marketing and information-based services. Since the equity investors in the Professional Groups managed by the Company have insignificant capital at risk, lack voting rights, are not obligated to absorb expected losses, and do not have the right to receive expected returns, the Professional Groups are variable interest entities (“VIEs”), which are required to be consolidated under the revised Financial Accounting Standards Board (the “FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The results of the VIEs are consolidated with those of the Company because: (1) the Company is the primary beneficiary of the VIEs and the nominee shareholder of the VIEs is a related party and de facto agent of the Company, (2) the activities of the VIEs are significant to the Company, and (3) the Company bears the risk for any losses of the VIEs. All obligations arising from the operations of the Professional Groups are the responsibility of the Company.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amount of these investments approximates fair value due to the short maturity of those instruments.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(c) Short-Term Investments

Short-term investments primarily consist of investment grade auction rate securities with an active resale market and the ability to be readily converted into cash to fund current operations, or satisfy other cash requirements as needed. These securities have legal maturities ranging from 23 to 39 years, but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process. These securities are expected to be sold within one year, regardless of their legal maturity date. Accordingly, these securities are classified as available-for-sale and included in current assets on the consolidated balance sheet. The auction rate securities are stated at cost plus accrued interest, which approximates fair value. Net unrealized gains and losses, net of deferred taxes, are not significant due to the short duration between interest rate reset dates. Purchase and sale activity of short-term investments is presented as cash flows from investing activities in the consolidated statements of cash flows.

The Company periodically reviews its investment portfolio for potential impairment. As part of the review process, the Company considers the credit rating of the individual securities and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated improvement of the investee’s financial condition. The Company will record an impairment loss on investments for any other-than-temporary decline in fair value of these debt securities below their cost basis.

(d) Restricted Cash and Investments

Restricted cash and short-term investments consists of funds held by the Company’s wholly-owned insurance subsidiary to be used as capital for future insurance claims and expenses. This insurance captive was formed in December 2004 to begin providing professional liability coverage effective January 1, 2005, and its results are consolidated with those of the Company. For a further description of the Company’s insurance captive, see “(p) Professional Liability Insurance Claims.”

Restricted cash consists of cash and highly liquid investments purchased with original maturities of three months or less. Investments are carried at cost, which approximates fair value.

Restricted investments are considered to be held-to-maturity and, accordingly, are reported at cost, which approximates fair value. Restricted short-term investments have maturities within one year, and restricted long-term investments have maturities greater than one year, ranging from 1 to 3 years.

(e) Revenue Recognition

The Company generally recognizes revenue when there is persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company reduces revenue for estimated contractual allowances and records any amounts invoiced to the customer in advance of service performance as deferred revenue. The Company recognizes this revenue in the periods services are performed. The amount of deferred revenue, which is included in accrued expenses, was $3.6 million and $4.3 million at December 31, 2006 and 2005, respectively. In addition to the aforementioned general policy, the following are the specific revenue recognition policies of each segment of the Company’s operations.

Health Services. Health Services consists of two primary components: (1) workers’ compensation injury care and related services; and (2) non-injury healthcare services related to employer needs or statutory requirements. The Company recognizes revenue for both of these services as the services are performed. The provider reimbursement methods for workers’ compensation injury care and related services vary on a state-by-state basis. Currently, 43 states have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are determined by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In the states without fee schedules, healthcare providers are reimbursed based on usual, customary, and reasonable fees charged in the particular state in which the services are provided. The Company includes billings for services in states with fee schedules in revenue net of allowance for estimated differences between list prices and allowable fee schedule rates. In states without fee schedules, the Company includes billings for its services in revenue net of allowance for estimated differences between the Company’s list prices and amounts allowed as usual, customary and reasonable. The Company records adjustments to the allowance based on final payment from the states upon settlement. The Company records the net revenue amount as accounts receivable.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Network Services. The Company derives a significant portion of its Network Services’ revenue from the review and repricing of provider invoices, which determines the appropriate amount of reimbursement to be paid by our clients, including insurers, third-party administrators, and other payors of healthcare costs. The Company’s fees are normally based on the number of charges reviewed, a percentage of the discounts from original invoiced amounts that the Company determines, or a set fee per covered employee. The Company is also contractually entitled to receive a fixed and determinable portion of the savings identified. The Company recognizes this portion of its Network Services revenue as the services are performed net of estimated allowances. The Company’s estimates of credits and chargebacks are based upon both client-specific and aggregated factors that include historical billing and adjustment data, client contract terms, and performance guarantees. A smaller portion of Network Services revenue relates to retrospective, or “post-payment,” bill review services. The Company recognizes revenue from its post-payment bill review services when the sales price becomes determinable, which is upon the earlier of customer acknowledgment of the amount owed to the Company or when cash is collected.

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

(f) Cost of Services

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

(g) Contractual and Bad Debt Allowances

The Company is paid for virtually all of its services from insurance companies, third-party administrators, and employers. Management maintains allowances for anticipated contractual billing adjustments that its clients or the Company may make to invoiced amounts. Management also maintains allowances for doubtful accounts for estimated losses resulting from the Company’s clients’ inability to make required payments. Each quarter, management evaluates the adequacy of the assumptions used in determining these allowances and makes adjustments as necessary. Changes in estimates are recognized in the period in which they are determined. Management writes off accounts after all substantial collection efforts have failed.

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

(h) Inventories

Inventories primarily consist of medical supplies and related products held for resale and are valued at the lower of cost (first-in, first-out method) or market. Inventories are included in prepaid expenses and other current assets on the consolidated balance sheet.

(i) Property and Equipment

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

(j) Goodwill and Other Intangible Assets

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The value of goodwill and other intangible assets acquired is recorded at fair value. Other intangibles are amortized on a straight-line basis over their estimated lives as follows:

Asset Classification	Estimated Useful Life
Customer contracts	2.5-5.0 years
Covenants not to compete	3.0-5.0 years
Servicing contracts	3.2-10.0 years
Customer lists	2.0-7.5 years
Licensing and royalty agreements	2.7-10.0 years
Trademarks	Indeterminate life

(k) Deferred Financing Costs

The Company capitalizes deferred financing costs and amortizes them on a straight-line basis over the life of the indebtedness. Deferred financing costs, net of accumulated amortization, of $10.4 million and $13.1 million were included in other assets at December 31, 2006 and 2005, respectively. For a further description of deferred financing costs, see “Note 12. Revolving Credit Facility and Long-Term Debt.”

(l) Valuation of Economic Hedges

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

(m) Valuation of Acquired Assets and Liabilities

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

During 2006, 2005, and 2004, the Company acquired a total of 51 occupational healthcare centers, which includes the 26 centers obtained in the acquisition of Occupational Health + Rehabilitation Inc (“OH+R”). During this time, the Company also acquired Beech Street Corporation (“Beech Street”). The individual assets and liabilities of each acquired company during this time were recorded at fair value, reflecting amounts for tangible assets and liabilities and intangible assets.

(n) Allocation of Interest to Discontinued Operations

In accordance with FASB Emerging Issues Task Force Issue No. 87-24, Allocation of Interest to Discontinued Operations, the Company allocates interest to discontinued operations based on interest on debt that would be required to be repaid as a result of the disposal transaction.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(o) Self-Insurance

The Company employs various risk transfer methodologies in dealing with the various insurance policies it purchases. These methodologies include the use of large deductible programs, self-insured retentions with stop loss limits and a captive insurance company. Automobile liability, general liability and workers’ compensation insurance are insurance coverages that utilize a large deductible ($250,000) on a per occurrence basis. Errors & omissions liability, directors & officers liability, fiduciary liability, employment practices liability and crime insurance are all claims made coverages and utilize self-insured retentions subject to a stop loss limit or an annual aggregate limit. These self-insured retentions range from $50,000 to $500,000 per claim. Health insurance and employee benefits are subject to the participant’s deductible amounts with amounts exceeding the deductibles self-insured by the Company. Medical professional liability policies utilize several methodologies including a self-insured retention ($1,000,000), a large deductible program ($50,000) and a first dollar basis whereby the insurance company pays the cost of the entire claim cost. The Company uses actuarial studies performed to determine the premium charged by the captive insurance company and ensures the creditability of loss reserves including the “incurred but not reported” (“IBNR”) claims. Actuarial studies are also performed on the Company’s workers’ compensation losses to assist in the premium negotiations with the insurance company and to ascertain loss trends. Other factors utilized in determining loss reserves include, but are not limited to, the amount and timing of historical payments, severity of individual claims, jurisdictional considerations, the anticipated future volume of claims, the life span of various types of claims and input from the Company’s legal representatives responsible for the defense of these claims. The ultimate value of casualty claims (automobile and general liability) and professional liability (medical professional and errors & omissions) claims may take several years before becoming known.

(p) Professional Liability Insurance Claims

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

The Company provides for losses related to professional liability risks based upon actuarially determined estimates for deductibles. Loss and loss expense allowances represent the present value of the estimated ultimate net cost of all reported and unreported losses incurred. The Company estimates the allowances for unpaid losses and loss expenses using individual case-basis valuations and statistical analyses. Trends in loss severity and frequency affect these estimates. The Company periodically reviews and records adjustments for these estimates as experience develops or new information becomes known. Current operating results include the changes to the estimated allowances. Due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed the Company’s estimates. See “Note 15. Professional Liability Risks,” for a further discussion of the Company’s professional liability risks and related matters.

(q) Income Taxes

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(r) Use of Estimates

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

(s) Reclassifications

Reclassifications relating to the discontinued operations as discussed in “Note 11. Discontinued Operations” have been made in the 2005 and 2004 financial statements to conform to classifications used in 2006. As a result, the amounts reported in the consolidated financial statements of the Company differ from amounts previously reported in the Company’s Forms 10-K for the years ended December 31, 2005 and 2004 and Forms 10-Q for the quarters ended March 31, June 30, and September 30, 2006, 2005, and 2004.

3.	Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that tax position is more likely than not of being sustained on audit, based upon the technical merits of the tax position. FIN 48 also provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 states that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no financial impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial position, results of operations, and cash flows upon its adoption in 2008.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of fiscal years after November 15, 2007. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial position, results of operations, and cash flows as of its adoption in 2008.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Short-Term Investments

Short-term investments were comprised of the following at December 31 (in thousands):

	2006	2005
Auction rate securities	$55,155	$—
Other	102	—

	$55,257	$—

The Company categorizes its auction rate securities as available-for-sale investments. The auction rate securities are stated at cost plus accrued interest, which approximates fair value. Net unrealized gains and losses, net of deferred taxes, are not significant due to the short duration between interest rate reset dates. Proceeds from the sale of short-term investments provided $5.7 million for the year ended December 31, 2006. Interest income on short-term investments was $0.9 million for the year ended December 31, 2006.

For the years ended December 31, 2006 and 2005, the Company did not record any impairment losses related to other-than-temporary declines in fair values of our debt securities. At December 31, 2006, the Company did not record any unrealized losses on our debt securities related to an impairment determined to be temporary.

5.	Restricted Investments

The Company’s wholly-owned captive insurance subsidiary invests in and holds debt securities (classified as held-to-maturity). The market value of these investments approximated their cost at that time. Proceeds from maturities of restricted investments provided $3.1 million and $0.5 million for the years ended December 31, 2006 and 2005, respectively. The gross realized gains for the years ended December 31, 2006 and 2005 were not significant.

The Company’s restricted investments were comprised of the following at December 31 (in thousands):

	2006	2005
Short-term investments:
U.S. government agencies securities	$2,414	$3,044
Auction rate securities	1,751	—

	$4,165	$3,044

Long-term investments:
Mortgage-backed securities	$2,008	$—

At December 31, 2006 and 2005, the Company’s wholly-owned captive insurance subsidiary also maintained $0.1 million and $1.7 million, respectively, of cash and cash equivalent balances that are generally limited to use in such subsidiary’s operations.

6.	Accounts Receivable and Allowances

Accounts receivable, net of related allowances, was comprised of the following at December 31 (in thousands):

	2006	2005
Accounts receivable	$230,127	$219,411

Bad debt allowances	(18,569)	(21,045)
Contractual allowances	(27,873)	(27,009)

Total allowances	(46,442)	(48,054)

Accounts receivable, net	$183,685	$171,357

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following are rollforwards of the bad debt allowances and contractual allowances at December 31 (in thousands):

	Beginning Balance	Charged To Expense	Acquisitions	Net Deductions From Reserves	Ending Balance
Bad Debt Allowances
2004	$20,776	$12,195	$321	$15,455	$17,837
2005	17,837	15,038	2,416	14,246	21,045
2006	21,045	15,898	618	18,992	18,569

Contractual Allowances
2004	$25,381	$74,331	$207	$73,798	$26,121
2005	26,121	77,048	1,456	77,616	27,009
2006	27,009	87,473	518	87,127	27,873

The increase in the amounts expensed related to the Company’s bad debts and contractual allowances was due to revenue growth and additional reserves related to specific customer contracts.

7.	Property and Equipment

Property and equipment were comprised of the following at December 31 (in thousands):

	2006	2005
Land	$2,434	$2,462
Buildings and improvements	7,984	8,032
Leasehold improvements	109,480	94,545
Furniture and equipment	82,800	77,313
Computer hardware	93,533	93,296
Computer software	116,319	123,752

	412,550	399,400
Accumulated depreciation and amortization	(280,448)	(274,844)

	$132,102	$124,556

Furniture and equipment includes assets under capital leases of $1.4 million and $0.1 million at December 31, 2006 and 2005, respectively. Accumulated amortization for assets under capital leases was $0.6 million at December 31, 2006 and was not significant at December 31, 2005.

8.	Acquisitions

The Company acquired all the outstanding shares of capital stock of Beech Street on October 3, 2005, in a $164.9 million cash transaction. Beech Street was a privately-held corporation based in Lake Forest, California. Beech Street is one of the country’s leading preferred provider organizations and, at that time, had approximately 400,000 providers, 52,000 ancillary providers, and 3,800 acute care hospitals within its provider network. In connection with the funding of the purchase price of this acquisition, the Company refinanced its senior credit facility. The Company replaced its existing $501.5 million term loan facility with a new $675.0 million senior credit facility, consisting of a $150.0 million revolving credit facility and a $525.0 million term loan facility. (See “Note 12. Revolving Credit Facility and Long-Term Debt.”)

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the recorded values of the Beech Street and OH+R assets acquired and liabilities assumed at the date of acquisition, as determined by internal and third-party valuations ($ in thousands):

	Beech Street		OH+R
	Amortization life (in years)	At October 3, 2005	Amortization life (in years)	At October 31, 2005
Current assets		$11,489		$18,130
Property and equipment, net		5,895		2,801
Identifiable intangible assets:
Licensing and royalty agreements	10.0	21,500		—
Customer lists	7.5	9,300	3.3	2,200
Covenants not to compete	3.0–5.0	1,159	4.1	1,306
Servicing contracts		—	3.2	360
Trademarks		2,900		—
Goodwill		137,437		35,890
Other assets		8,351		1,136

		198,031		61,823

Current liabilities		15,685		12,040
Other long-term liabilities		17,493		2,423

Total liabilities assumed		33,178		14,463

Net assets acquired		$164,853		$47,360

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

	2005	2004
Pro forma revenue	$1,233,037	$1,200,057
Pro forma net income (loss)	53,034	(17,080)

In addition to the OH+R acquisition above, Health Services acquired seven centers in five transactions in 2006 and eleven centers in six transactions in 2005. In 2006, the Company paid approximately $12.0 million, net of cash acquired, and recorded approximately $7.8 million for goodwill and $2.8 million for customer lists (amortization life 2.0-5.0 years) for these acquisitions. In 2005, the Company paid approximately $8.6 million, net of cash acquired, and recorded approximately $5.8 million for goodwill for these acquisitions. One of the 2006 acquisitions is subject to a contingent payment based upon aggregate earnings, as defined in the purchase agreement, for the period February 1, 2006 through January 31, 2008. Additionally, the seller has the right to convert all or a part of the contingent payment into unregistered shares of Concentra Holding common stock at $25.00 per share. The Company will record goodwill related to this contingent payment agreement if the goals are met and payment is distributable. All of the acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values at the dates of acquisition. Some of those estimates are preliminary and subject to further adjustment. The results of these acquisitions are included in the Company’s consolidated statements of operations from the respective dates of acquisition.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	Impairment of Assets and Other Charges

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

In the third quarter of 2004, the Company recognized a charge of $1.6 million for costs associated with severance and lease termination costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges arose primarily in connection with the Company’s closure of a CMS office in September 2004, which resulted in a reduction in workforce of 34 customer service and support staff positions, of which approximately 26 positions will not be refilled at other locations. Lease termination costs of $1.0 million were recorded for the remaining lease obligation, and severance costs of $0.1 million were recorded for the related employee terminations. Additional severance costs of $0.5 million were recorded in the third quarter of 2004 in connection with the termination of employment of the senior officer responsible for the majority of operations within CMS and for other terminated CMS employees. The total $1.6 million of severance and lease termination

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

costs are included in Cost of Services for CMS. During the last half of 2004, $0.3 million of these severance costs were paid and $0.8 million of these lease termination costs were paid. At December 31, 2004, $0.3 million of severance and $0.8 million of lease termination liability remained. The majority of these costs were paid in 2005. Additionally, the Company has historically reduced staffing levels as needed to correspond with revenue reductions. All related severance expenses were included in operating expense for the respective periods. Due to the continuing uncertainties and operational reviews that are being conducted within the CMS reporting unit, the Company could incur additional charges in future periods. The timing and amount of any such charges cannot be estimated. In February 2007, the Company announced that it had entered into a definitive agreement to sell its workers’ compensation managed care services business units. For a further discussion, see “Note 24. Subsequent Events.”

10.	Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets is comprised of the following at December 31 (in thousands):

	2006	2005
Amortized intangible assets, gross:
Licensing and royalty agreements	$21,785	$21,785
Customer lists	16,193	13,558
Covenants not to compete	5,016	5,029
Servicing contracts	3,653	3,653
Customer contracts	1,483	1,483

	48,130	45,508

Accumulated amortization of amortized intangible assets:
Licensing and royalty agreements	(2,910)	(810)
Customer lists	(5,105)	(2,705)
Covenants not to compete	(3,248)	(2,647)
Servicing contracts	(1,937)	(1,413)
Customer contracts	(1,427)	(1,366)

	(14,627)	(8,941)

Amortized intangible assets, net	33,503	36,567

Non-amortized intangible assets:
Goodwill	601,667	624,469
Trademarks	3,054	3,054

	$638,224	$664,090

The change in the net carrying amount of amortized intangible assets during the year ended December 31, 2006, is primarily due to amortization, partially offset by acquisitions. The goodwill decrease was due to a $30.6 million net reduction in goodwill, primarily related to $30.4 million of goodwill included in the gain on sale of discontinued operations of the Company’s First Notice Systems, Inc. (“FNS”) subsidiary in December 2006, partially offset by $7.8 million of acquisitions. See “Note 11. Discontinued Operations” for a further discussion of the FNS sale and “Note 8. Acquisitions” for a further discussion of the acquisitions.

The net carrying value of goodwill by operating segment is as follows at December 31 (in thousands):

	2006	2005
Health Services	$300,050	$292,064
Network Services	291,551	322,339
Care Management Services	10,066	10,066

	$601,667	$624,469

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense for intangible assets with finite lives was $5.7 million, $3.4 million, and $3.2 million, respectively, for the years ended December 31, 2006, 2005, and 2004. Estimated amortization expense on the Company’s current intangible assets with finite lives for the five succeeding fiscal years ending December 31, is as follows (in millions): $6.3, $5.3, $4.6, $4.0, and $3.7.

The Company completed its 2006 annual impairment tests of goodwill and determined that no impairment existed at July 1, 2006. The Company’s management is not aware of any “triggering events” subsequent to this impairment review.

The Company completed its 2005 and 2004 annual impairment tests of goodwill and determined that no impairment existed at July 1, 2005 or July 1, 2004, respectively. However, certain “triggering events” occurred in the third quarter of 2004 that indicated the need for an impairment review. The Company completed this impairment review and concluded that an impairment of its goodwill for the Care Management Services reporting unit had occurred. Accordingly, the Company recorded a $36.0 million impairment charge in the third quarter of 2004. For a further discussion of the goodwill impairment, see “Note 9. Impairment of Assets and Other Charges.”

11.	Discontinued Operations

In December 2006, the Company completed the sale of FNS to The Innovation Group plc (“TiG”) in a $50.0 million cash transaction. The Company recognized a pre-tax gain of $16.5 million ($4.0 million net of tax) on the sale of this business. Pursuant to the requirements of the Company’s credit facility, the Company prepaid $24.5 million of its term loan with a portion of the net after-tax cash proceeds it received from the sale. Interest expense allocated to discontinued operations on the term loan that was required to be repaid was $1.6 million, $1.2 million, and $1.4 million for the years ending December 31, 2006, 2005, and 2004. FNS had revenue for the twelve-month period ending December 31, 2006 of $18.6 million and provides first notice of loss or injury services to insurance carriers, third-party administrators, and self-insured customers. TiG is headquartered in the United Kingdom and specializes in providing outsourcing services and software solutions to insurers and other risk carriers through its international network of offices over the breadth of the administrative processes of insurers and risk carriers, including back office functions such as policy and claims management and sales. FNS services were previously included in the Company’s Network Services segment.

In connection with the FNS sale to TiG, the Company agreed to: (1) an outbound call agreement (the “OCA”) and (2) a transitional services agreement (the “TSA”). Under the OCA, the Company agrees to purchase certain TiG related services through December 31, 2009 for decreasing monthly minimum amounts ranging from $200,000—$75,000 per month. However, there is a provision in the OCA that relieves the Company of its minimum monthly obligation if an unrelated party executes a contract with TiG for a certain guarantee of monthly claim volumes and length of agreement. Under the TSA, TiG has also agreed to purchase from the Company certain data center and other related information technology support services for up to two years and payroll support services for the remainder of 2006. The Company estimates that the TSA will generate cash flows of approximately $0.2 million per year. These costs and revenue represent approximately 6% and 1%, respectively, of the costs and revenue generated by the disposed business. The Company will not have the ability to significantly influence the operating or financial policies of TiG and is not considered to have significant continuing involvement. Therefore, the disposal of FNS has been reported as discontinued operations.

Due primarily to its operating performance, the Company’s management determined in the second quarter of 2005 that it should sell or close its operations of its Canadian field case management services. The Company completed the sale of these operations in August 2005 for $13,900 cash consideration, which approximated net book value. Accordingly, operating results for the Canadian field case management services are reported as discontinued operations, and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. The Canadian field case management services were previously included in the Company’s Care Management Services segment.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the operating results of FNS and the Canadian field case management services that have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented (in thousands):

	2006	2005	2004
Revenue	$18,621	$25,497	$28,069
Cost of services	11,736	17,779	20,369

Gross profit	6,885	7,718	7,770
General and administrative expenses	3,498	3,334	2,784
Amortization of intangibles	—	—	26

Operating income	3,387	4,384	4,890
Interest expense, net	1,640	1,226	1,357
Other, net	34	346	(4)

Income before income taxes	1,713	2,812	3,537
Provision for income taxes	1,157	1,287	1,368

Income from discontinued operations	556	1,525	2,169

Gain on Sale of Discontinued Operations:
Gain on sale of discontinued operations before tax	16,505	—	—
Provision for income taxes	12,487	—	—

Net gain on sale of discontinued operations	4,018	—	—

	$4,574	$1,525	$2,169

12.	Revolving Credit Facility and Long-Term Debt

The Company’s long-term debt consisted of the following at December 31 (in thousands):

	2006	2005
Term loan due 2011	$464,972	$525,000
9 1/8% senior subordinated notes due 2012, net	153,543	153,276
9 1/2% senior subordinated notes due 2010, net	181,051	181,340
Capital leases	1,384	1,135
Other	—	79

	800,950	860,830
Less: Current maturities	(611)	(20,074)

Long-term debt, net	$800,339	$840,756

The Company had no revolving credit borrowings at December 31, 2006 and 2005. At December 31, 2006 and 2005, accrued interest was $16.6 million and $15.7 million, respectively.

Financing Transactions

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

In June 2004, the Company completed a series of transactions that included issuing $155.0 million aggregate principal amount of 9 1/8% senior subordinated notes due 2012. In addition, the Company completed a second amendment to its credit facility under which the Company borrowed an additional $70.0 million of term debt. The additional $70.0 million in term loans bore the same covenants and maturity dates as established in the $435.0 million credit facility. The Company used the net proceeds of the debt offering and additional term debt borrowings together with cash on hand to: (1) redeem $114.9 million principal amount of its 13% senior subordinated notes and pay $4.7 million of related accrued interest and $9.8 million of call premiums and consent payments, (2) declare a dividend of $97.3 million to Concentra Holding, $96.0 million of which was paid to Concentra Holding’s stockholders and $1.3 million of which will be paid on a deferred basis to the holders of Concentra Holding’s deferred share units, (3) pay $7.2 million of associated fees and expenses, and (4) pay $2.5 million of compensatory costs. In connection with these financing transactions, the Company recorded

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$11.8 million of debt extinguishment costs in the second quarter of 2004 for the write-off of $2.0 million of existing deferred financing costs on the redeemed 13% senior subordinated notes and $9.8 million of call premiums and consent payments on the redeemed 13% senior subordinated notes. Additionally, the Company recorded $2.5 million of compensatory costs related to these financing transactions that it included in general and administrative expenses for the second quarter of 2004. These compensatory costs consisted of $1.9 million of management bonuses and $0.6 million of payments to certain option holders. For a further description of the payments to option holders, see “Note 19. Dividend and Other Equity Transactions.”

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

In October 2005, the Company replaced its existing credit facility with a new $675.0 million senior credit facility (the “Credit Facility”) in connection with the Beech Street acquisition. The Credit Facility provides the Company with increased borrowing capacity and a lower interest rate on borrowings than the previous credit facility. For a further description of the Beech Street acquisition, see “Note 8. Acquisitions.”

Credit Facility

The Company has its Credit Facility with a consortium of banks, consisting of a term loan facility (the “Term Loan”) and a $150.0 million revolving loan facility (the “Revolving Credit Facility”). At levels of consolidated indebtedness greater than 4.0 times consolidated earnings before interest, taxes, depreciation, and amortization (the “Leverage Requirement”), as determined under the Credit Facility, borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the Alternate Base Rate (“ABR”), as defined, plus a margin of 1.00% or (2) the reserve-adjusted Eurodollar rate (the “Eurodollar Rate”), as defined, plus a margin of 2.00% for borrowings issued in connection with the Term Loan. Below the Leverage Requirement, the borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the ABR plus a margin of 0.75% or (2) the Eurodollar Rate plus a margin of 1.75% for borrowings in connection with the Term Loan. Revolving Credit Facility borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the ABR plus a margin initially equal to 1.00% or (2) the Eurodollar Rate plus a margin or 2.00%. The margins for borrowings under the Revolving Credit Facility are subject to reduction based on changes in the Company’s leverage ratios and certain other performance criteria. The Term Loan matures on September 30, 2011, and originally required quarterly principal payments of $1.3 million through September 30, 2010, $74.8 million for each of the following two quarters, $149.6 million on June 30, 2011, and any remaining balance due on September 30, 2011. However, the aggregate outstanding principal amount of the Term Loan is due and payable on February 15, 2010 if a refinancing of the Company’s 9 1/2% senior subordinated notes has not occurred prior to such date. The Revolving Credit Facility matures the earlier of (1) October 3, 2010, or (2) February 15, 2010, if the refinancing of the Company’s 9 1/2% senior subordinated notes has not occurred prior to such date. The Credit Facility replaces the Company’s previous credit agreement, and the Company used the proceeds from the Credit Facility to pay the previous credit facility. At December 31, 2006, the Company had $16.4 million of letters of credit outstanding and $133.6 million of additional revolving loan availability under its Credit Facility. The Company uses letters of credit primarily for purposes of facilitating certain of its insurance arrangements.

The Credit Facility and the previous credit facility contain certain financial compliance ratio tests. A failure to comply with these and other financial compliance ratios could cause an event of default under the Credit Facility and the previous credit facility that could result in an acceleration of the related debt’s maturity. Such an acceleration would also constitute an event of default under the indentures relating to the Company’s 9 1/8% senior subordinated notes and 9 1/2% senior subordinated notes and could also result in an acceleration of the 9 1/8% senior subordinated notes and the 9 1/2% senior subordinated notes before the indentures otherwise require the Company to pay the notes. The Credit Facility and previous credit facility also contain prepayment requirements that would occur based on (i) certain net asset sales outside the ordinary course of business by the Company; (ii) proceeds of specified debt and equity issuances by the Company; and (iii) if the Company has excess cash flow, as defined in the agreement. Because the Company generated excess cash flow (as defined in the agreement) during 2004 and 2005,

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Company prepaid $30.1 million and $14.1 million of its Term Loan during the second quarters of 2005 and 2006, respectively. Additionally, the Company made an optional prepayment of $17.5 million in the second quarter of 2006. The optional $17.5 million prepayment satisfied the Term Loan quarterly principal payment requirements through September 30, 2009. The $14.1 million prepayment amount was included in the current portion of long-term debt at December 31, 2005. In connection with the sale of FNS in the fourth quarter of 2006, the Company prepaid $24.5 million of its Term Loan with a portion of the net after-tax cash proceeds it received from the sale. The Company was not required to make any prepayments under the respective provisions in 2004 or the remaining quarters of 2005 and 2006. In connection with the expected sale of the Company’s workers’ compensation managed care services business units in 2007, the Company anticipates that it will prepay approximately $255.0 million of its Term Loan with a portion of the net after-tax cash proceeds that its receives from the sale, pursuant to the terms of its Credit Facility. For a further discussion of the pending sale, see “Note 24. Subsequent Events.” Further, based upon its financial projections, management anticipates that the Company may continue to be required to make prepayments in future periods. The Term Loan revised payment schedule requires a principal payment of $0.4 million on December 31, 2009, quarterly principal payments of $1.2 million from March 31, 2010 through September 30, 2010, $69.1 million for each of the following two quarters, $138.3 million on June 30, 2011, and any remaining balance on September 30, 2011.

The ABR, as defined, and the Eurodollar Rate, as defined, were 8.25% and 5.36%, respectively, at December 31, 2006, and 7.25% and 4.54%, respectively, at December 31, 2005. Commitment fees on the unused Revolving Credit Facility borrowings are 0.5% per annum, consistent with the previous revolving credit facility. The weighted-average interest rates for borrowings under the Term Loan were 7.62% and 6.05% at December 31, 2006 and 2005, respectively.

The Company paid $1.4 million and $1.3 million in June 2004 and August 2004, respectively, related to amendments of its credit facility. In October 2005, the Company paid $4.0 million related to its new credit facility and expensed $6.0 million of deferred financing costs, net of accumulated amortization, related to the termination of its previous credit facility.

Previous Credit Facilities

Prior to October 2005, the Company had a senior credit agreement (the “Previous Credit Facility”) with a consortium of banks, consisting of a $401.5 million term loan facility (the “Previous Term Loan”), and a $100.0 million revolving loan facility (the “Previous Revolving Credit Facility”). The Previous Credit Facility originated in August 2003 and initially consisted of a $335.0 million term loan facility and a $100.0 million revolving credit facility. In June 2004, the Company and its lenders increased the Previous Credit Facility with the issuance of an additional $70.0 million of term debt. The Previous Credit Facility was subsequently amended in August 2004 to combine the $335.0 million and the $70.0 million term loans into a single replacement loan, reduce the effective interest rate on term loan borrowings and extend the term loan maturity. Borrowings under the Previous Revolving Credit Facility and Previous Term Loan bore interest, at the Company’s option, at either (1) the ABR, as defined, plus a margin initially equal to 2.25% for the loans under the Previous Revolving Credit Facility and 1.50% for the Previous Term Loan or (2) the Eurodollar Rate, as defined, plus a margin initially equal to 3.25% for the loans under the Previous Revolving Credit Facility and 2.50% for the Previous Term Loan. The margins for borrowings under the Previous Revolving Credit Facility were subject to reduction based on changes in the Company’s leverage ratios and certain other performance criteria. The Previous Term Loan matured on June 30, 2010, and required quarterly principal payments of $1.0 million through June 30, 2009, $57.2 million for each of the following two quarters, $114.4 million on March 31, 2010 and any remaining balance due on June 30, 2010. The Previous Revolving Credit Facility provided for borrowing up to $100.0 million and matured on August 13, 2008. In July 2005, the Company amended its Previous Credit Facility to provide for an increase in the authorized levels of acquisitions by $20.0 million per each year of the agreement. Additionally, the Company could apply one-half of the unused balance from a prior year as an increase to the available amount for an immediately subsequent year.

Economic Hedges

In March 2005, the Company entered into a series of economic hedges to reduce the effect of variable interest rate fluctuations on a portion of its Credit Facility. The Credit Facility does not require the Company to enter into any economic hedging arrangements. At inception, these economic hedges converted into a total of $80.0 million of variable rate debt to fixed rates and were scheduled to expire over a three-year period ending March 2008. The Company recognizes changes to the fair value of these economic hedges as assets or liabilities and includes any adjustments to the fair value in its income statement. In 2006, the Company decreased its net interest expense by

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$0.3 million through net cash received from the counterparty under these economic hedges. The effect on interest expense through net cash paid to the counterparty under these economic hedges was not significant in 2005.

The first of the economic hedging agreements had a notional amount of $20.0 million and expired March 2006. Under the terms of the agreement, the Company paid 3.8% to the counterparty and received the three-month LIBOR rate from the counterparty on the notional amount.

The second of the economic hedging agreements has a notional amount of $30.0 million and expires March 2007. Under the terms of the agreement, the Company pays a fixed rate to the counterparty and receives the three-month LIBOR rate from the counterparty on the notional amount. The Company’s fixed rate was 4.8% at December 31, 2006 and will remain until the hedge expires in March 2007.

The third of the economic hedging agreements has a notional amount of $30.0 million and expires March 2008. Under the terms of the agreement, the Company pays a fixed rate to the counterparty and receives the three-month LIBOR from the counterparty on the notional amount. The Company’s fixed rate was 4.8% at December 31, 2006 and increases each quarter to 5.0% at December 31, 2007.

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

The 9 1/2% senior subordinated notes are general unsecured indebtedness with semi-annual interest payments due on February 15 and August 15, commencing on February 15, 2004. These notes mature on August 15, 2010. As part of the issuance of the 9 1/2% senior subordinated notes, the Company was required to pay $5.9 million in arrangement fees and $1.4 million of other related expenses. At any time prior to August 15, 2006, the Company can redeem, with proceeds from new equity, up to 35% of the aggregate principal amount of the 9 1/2% senior subordinated notes at a redemption price of 109.5% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date. Prior to August 15, 2007, the Company may redeem all, but not less than all, of the 9 1/2% senior subordinated notes at a redemption price of 100.0% of the principal amount of the notes plus the applicable premium, as defined, and accrued and unpaid interest to the redemption date. The Company can also redeem all or part of the 9 1/2% senior subordinated notes on or after August 15, 2007 at 104.8% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, with the redemption premium decreasing annually to 100.0% of the principal amount on August 15, 2009. Upon a change of control, as defined, each holder of the 9 1/2% senior subordinated notes may require the Company to repurchase all or a portion of that holder’s notes at a purchase price of 101.0% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Other Indebtedness

Concentra Holding has a bridge loan agreement (the “Bridge Loan”) with affiliates of Citicorp and Credit Suisse. Repayment of the Bridge Loan is guaranteed by the principal shareholder of Concentra Holding. The loans bear interest, at Concentra Holding’s option, at the base rate, as defined, plus 0.50%, or the Eurodollar Rate, as defined, plus 1.5%. The Bridge Loan requires no cash interest payments until maturity. In May 2004, Concentra Holding extended the maturity of its Bridge Loan from March 2005 to March 2007. Additionally, Concentra Holding extended the maturity of its Bridge Loan in September 2006 from March 2007 to September 2008. Accordingly, the $66.4 million bridge loan and compound interest is included in Concentra Holding’s long-term debt at December 31, 2006. Additionally, accrued interest on the bridge loan was $0.1 million at December 31, 2006.

Covenants

The 9 1/8% senior subordinated notes, 9 1/2% senior subordinated notes, and the Credit Facility are guaranteed on a joint and several basis by each and every current wholly-owned subsidiary, except for our wholly-owned captive insurance subsidiary, the results of which are consolidated in the results of the Company. The Previous Credit Facility also contained the same guarantees. These guarantees are full and unconditional. Additionally, the Credit Facility is secured and the Previous Credit Facility was secured by a pledge of stock and assets of each and every wholly-owned subsidiary. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9 1/8% senior subordinated notes or the 9 1/2% senior subordinated notes. For financial information on guarantor and non-guarantor subsidiaries, see “Note 23. Condensed Consolidating Financial Information.”

The Credit Facility, the 9 1/8% senior subordinated notes, and the 9 1/2% senior subordinated notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company’s capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, cross default provisions with other indebtedness of the Company and Concentra Holding, capital expenditures, and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Previous Credit Facility contained similar covenants and financial covenant ratio tests. The Company was in compliance with its covenants, including its financial covenant ratio tests, in 2006 and 2005. The ratio tests under the Credit Facility become increasingly restrictive for future quarters through the second quarter of 2010. The Company’s leverage ratio is generally the most restrictive of these covenants. The Company’s ability to be in compliance with these more restrictive covenants will be dependent on its ability to increase its cash flows over current levels.

13.	Financial Instruments

The fair value of the Company’s long-term debt consisted of the following at December 31 (in thousands):

	2006	2005
Term loan due 2011	$466,134	$531,563
9 1/8% senior subordinated notes due 2012, net	161,220	157,874
9 1/2% senior subordinated notes due 2010, net	190,104	187,687

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carrying amounts of cash and cash equivalents, restricted cash, short-term investments, restricted short-term investments, accounts receivable, other current assets, and accounts payable, approximate fair value because of the short maturity of those instruments. The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methods could have a material effect on the estimated fair value amounts.

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

14.	Income Taxes

The provision for income taxes from continuing operations consisted of the following (in thousands):

	2006	2005	2004
Current:
Federal	$2,391	$2,399	$1,164
State	708	2,990	2,821

	3,099	5,389	3,985
Deferred:
Federal	13,014	(2,463)	5,675
State	1,526	1,412	(782)

	14,540	(1,051)	4,893

Total	$17,639	$4,338	$8,878

Significant items included in deferred income tax assets and deferred income tax liabilities were as follows at December 31 (in thousands):

	2006	2005
Deferred income tax assets:
Bad debt allowances	$8,150	$9,055
Net operating loss and credit carryforwards	8,449	34,757
Accrued expenses and reserves	12,193	12,053
Equity compensation	8,445	5,586
Other	1,220	1,308

	38,457	62,759
Valuation allowance	(558)	(2,244)

Deferred income tax assets	37,899	60,515

Deferred income tax liabilities:
Intangible assets	48,728	48,612
Depreciable assets	2,070	7,823
Other	1,671	1,679

Deferred income tax liabilities	52,469	58,114

Net deferred income tax asset (liability)	$(14,570)	$2,401

The Company evaluates a variety of factors on a regular basis to determine the recoverability of its deferred income tax assets and associated valuation allowance. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. This includes the Company’s earnings history, current and projected future taxable income, expiration periods of the Company’s net operating loss (“NOL”) carryforwards, the existence of taxable temporary differences, and available tax planning strategies. Based upon the available evidence, the Company released $1.7 million in 2006 and $0.5 million in 2005 and also determined that valuation allowances of $0.6 million and $2.2 million were necessary for certain net operating loss carryforwards of $0.6 million and $3.2 million at December 31, 2006 and 2005, respectively. The Company would reduce goodwill by $0.6 million if certain net operating losses were ultimately utilized.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s tax provision attributable to continuing operations differs from the federal statutory rate as follows for the years ended December 31 (in thousands):

	2006		2005		2004
	$	%	$	%	$	%
Tax provision at federal statutory rate	$16,031	35.0	$19,815	35.0	$(1,143)	35.0
Non-deductible expenses	524	1.1	545	1.0	478	(14.6)
State taxes (net of federal effect)	2,201	4.8	3,505	6.2	1,544	(47.3)
Deferred income tax asset valuation allowance	(1,686)	(3.6)	(508)	(0.9)	(245)	7.5
Impairment charge	—	—	—	—	7,564	(231.6)
Settlement of federal income tax audit	—	—	(19,032)	(33.6)	—	—
Other items, net	569	1.2	13	—	680	(20.8)

Total income tax provision and effective rate	$17,639	38.5	$4,338	7.7	$8,878	(271.8)

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

The Company has net operating loss carryforwards for federal income tax purposes of $14.0 million that will be available to reduce future taxable income. The utilization of $12.4 million of losses is subject to annual limitations under federal income tax law. The Company believes that it will be able to fully utilize these losses as well as losses that are not limited in use by current federal tax law. The net operating losses have a carryforward period of twenty years. No NOL carryforwards expire in 2005 to 2008, $4.4 million expire in 2009 to 2018, and $9.8 million expire in 2019 to 2025.

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

15.	Professional Liability Risks

Effective January 1, 2005, the Company replaced the professional liability insurance that was historically purchased from a third-party carrier with insurance provided by a wholly-owned captive insurance subsidiary that the Company formed in late 2004, OMP Insurance Company, Ltd. (“OMP”). This captive insurance subsidiary provides the Company’s insureds with primary professional liability coverage, which it supplements with excess professional liability insurance provided from a combination of reinsurance and excess liability insurance policies. The Company formed OMP to address the lack of traditional professional liability companies available to provide professional liability coverage to large physician groups. The Company’s use of a captive insurance subsidiary has increased its level of risk retention with regard to the retained limit of liability and legal expenses when compared to its previous professional liability insurance coverage.

The company’s professional liability premiums and costs are based on actuarial calculations of its historic losses, legal expenses and captive insurance administrative costs, and reinsurance/excess liability premiums. The Company periodically reviews and updates the appropriateness of its professional liability reserves. Because of the risk retention exposure inherent in the use of a captive insurance company in addition to increases in claims and

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

related expenses, a change in the actuarial assumptions upon which our professional liability costs are based could materially affect results of operations in a particular period even if we do not experience an actual increase in claims or related expenses.

Allowances for professional liability risks, net of amounts receivable under insurance policies, were $13.9 million and $12.5 million at December 31, 2006 and 2005, respectively. Such amounts were derived using appropriate discount rates.

16.	Commitments and Contingencies

The Company leases certain corporate office space, operating and medical facilities, and office and medical equipment under various non-cancelable operating and capital lease agreements. Certain facility leases require the Company to pay operating costs and real estate taxes.

The following is a schedule of rent expense by major category for the years ended December 31 (in thousands):

	2006	2005	2004
Facilities	$47,984	$40,445	$40,623
Office equipment	6,428	5,639	4,638
Automobiles	4,260	2,010	1,690

Total rent expense	$58,672	$48,094	$46,951

The following is a schedule of future minimum lease payments under noncancelable leases at December 31, 2006 (in thousands):

	Capital Leases	Operating Leases
2007	$645	$55,539
2008	540	48,879
2009	247	40,081
2010	9	35,321
2011	—	32,793
Thereafter	—	81,945

	$1,441	$294,558

Less amount representing interest	57

	$1,384

In February 2007, Progressive Casualty Insurance Company and several affiliated Progressive entities (collectively, “Progressive”) filed suit against one of the Company’s wholly-owned subsidiaries, Beech Street in Florida federal court. The suit arises out of a contractual relationship between Beech Street and Progressive that allowed Progressive to access Beech Street’s network of healthcare providers in Florida. Progressive alleges that it was forced to defend a number of provider lawsuits because Beech Street failed to supply Progressive with accurate information and otherwise breached their contract. Progressive seeks over $30 million in damages.

Gallagher Bassett Services, Inc. (“GB”) is a client of Concentra Integrated Services, Inc. (“CISI”), a wholly-owned subsidiary of the Company. GB has been defending a putative class action in state court in Illinois brought by the same plaintiffs that have sued one of the Company’s wholly-owned subsidiaries, FOCUS Healthcare Management, Inc. (“FOCUS”) and Concentra Holding in the Southern Illinois Cases (see below). The claims against GB are similar to the claims at issue in the Southern Illinois Cases. In February 2007, GB filed a third-party complaint against CISI in the case against GB.

In February 2005, plaintiff medical providers filed two putative class actions in state court in southern Illinois against FOCUS and Concentra Holding (the “Southern Illinois Cases”). One case seeks to recover based on FOCUS’s alleged failure to steer patients to providers who are members of the FOCUS preferred provider organization (“PPO”) network. Both cases allege that the Company used biased and arbitrary computer software to review medical providers’ bills.

In September 2005, the Company entered into a class action settlement in a case in federal court in the Eastern District of Pennsylvania. The claims in that case are similar to the claims alleged in the Southern Illinois Cases. The settlement, if finally approved, will release the claims of a nationwide class of medical providers and will

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

eliminate most of the claims at issue in the Southern Illinois Cases. The settlement involves no cash payment to class members but requires the Company to make a number of changes to its business practices. The settlement remains subject to final court approval, and the Company anticipates receiving a decision from the court shortly (the final hearing on approval of the settlement occurred in October 2006).

In January 2007, FOCUS entered into a settlement of a class action lawsuit in Louisiana. FOCUS had previously been sued (the “Action”) in a Louisiana state court by four Louisiana healthcare providers. Other defendants in the Action were two PPOs and three third-party administrators (“TPAs”). FOCUS maintains a preferred provider network of occupational healthcare providers. The plaintiffs asserted claims under the Any Willing Provider Act in Louisiana. Similar cases have also been filed against insurance carriers, PPOs, and TPAs in the state court trial system and the workers’ compensation court system. Certain of FOCUS’ clients have made indemnification demands on it as a result of these actions.

In the settlement, FOCUS has agreed to create a $12.0 million settlement fund and to pay an additional $0.3 million to cover actual expenses related to the administration of the settlement of the class action. The parties to the class action have mutually agreed that the settlement represents a compromise of disputed claims and is not an admission of liability for any purposes. The settlement remains subject to final court approval slated for the third quarter of 2007, following notice to class members.

In a related action, in October 2006, Executive Risk Specialty Insurance Company, the error and omissions policy carrier for the Company, its parent and subsidiaries, filed a declaratory judgment action in United States District Court for the District of Northern Texas against the Company’s parent and FOCUS seeking to deny coverage for the Action. The Company’s parent intends to defend the suit and seek coverage for some or all of the settlement amounts and related attorneys’ fees and costs set forth above.

In January 2005, CISI received a subpoena from the Office of the Attorney General of the State of New York (“NYAG”). The subpoena requested documents and information regarding CISI’s relationships with third-party administrators and healthcare providers in connection with the NYAG’s review of contractual relationships in the workers’ compensation segment of the insurance industry. CISI has produced documents in response to the subpoena, and has cooperated with the investigation.

In July 2006, the Company received a subpoena from the Office of the Attorney General of the State of Connecticut (“CTAG”). The subpoena requested documents and information regarding CISI’s relationships with third-party administrators and healthcare providers in connection with the CTAG’s review of contractual relationships in the workers’ compensation segment of the insurance industry in Connecticut. CISI produced documents in response to the subpoena, and has cooperated with the investigation.

In January 2006, a plaintiff medical provider filed a putative class action against one of the Company’s wholly-owned subsidiaries, Concentra Preferred Systems, Inc. (“CPS”), in state court in New Jersey. CPS has removed that case to federal court and filed a motion to dismiss, which is presently pending. The complaint seeks certification of a class of all New Jersey providers who submitted claims for out-of-network services and who did not receive the appropriate reimbursements as a result of CPS’s processing of those claims. The plaintiffs allege CPS systematically reduces payments to healthcare providers by using biased computer software and data and that it thereby causes its clients to pay less than the usual, customary, and reasonable charges to which the healthcare providers are entitled.

In November 2003, Nationwide Mutual Insurance Company (“Nationwide”) sued Beech Street in Florida state court. This suit arises out of Nationwide’s contract with Beech Street, which allowed Nationwide to access Beech Street’s network of providers in Florida. Nationwide alleges that it was forced to defend provider lawsuits because Beech Street failed to supply Nationwide with accurate information regarding providers’ dates of participation in Beech Street’s network and providers’ fee schedules. The Company has filed a motion for summary judgment, which is currently pending.

In January 2003, FOCUS, as plaintiff, initiated an arbitration proceeding to collect past due amounts owing from Fremont Compensation Insurance Group (“FCIG”). Fremont Indemnity Company, an entity related to FCIG and currently subject to a conservatorship proceeding by the California Department of Insurance, asserted a substantial cross-claim against FOCUS in California state court in excess of the amount that FOCUS originally sought in the arbitration proceeding with respect to the services provided by FOCUS to FCIG, and also sought to intervene in the arbitration proceeding. In October 204, a California superior court deemed the actions related, and will maintain jurisdiction over all claims among the parties.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is a party to certain claims and litigation in the ordinary course of business. The Company is not involved in any legal proceedings that it believes will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations. Accrued legal reserves were $17.6 million and $6.5 million at December 31, 2006 and 2005, respectively.

17.	Employee Benefit Plans

The Company has a defined contribution plan (the “Concentra 401(k) Plan”) that complies with Section 401(k) of the Internal Revenue Code of 1986. Substantially all employees of Concentra Holding, its subsidiaries, and affiliates, including certain officers of the Company, are eligible to participate in the Concentra 401(k) Plan. Since January 1, 2004, eligible employees, once they have attained age 21, may participate in the plan at the first of the calendar month following 30 days of employment. For 2006, 2005, and 2004, participants in the Concentra 401(k) Plan may contribute up to the lesser of a specified statutory amount or 25% of his or her pretax eligible compensation.

Under the Concentra 401(k) Plan, the Company has the option of matching a portion of the participants’ pretax contributions. Employees are 100% vested in their own contributions while Company contributions vest 20% per year of service with employees being fully vested after five years. The Company has expensed $3.0 million, $2.0 million, and $1.5 million for the years ended December 31, 2006, 2005, and 2004, respectively, for matching contributions to the Concentra 401(k) Plan.

18.	Stock Option Plans

All equity-based compensation information presented below is related to Concentra Holding stock.

(a)	Accounting for Stock-Based Compensation

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

Effective January 1, 2006, the Company adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values and eliminates the intrinsic value-based method prescribed by APB 25.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense is recognized over the applicable vesting periods for all new share-based awards and all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R.

The table below shows the amounts recognized in the financial statements for the year ended December 31, 2006 for share-based compensation. Prior to the adoption of SFAS 123R, the Company recorded compensation expense for restricted stock awards and not stock options. Therefore, the table below excludes the effect of restricted stock awards. (in thousands)

2006
Cost of services	$971
General and administrative	6,186

Total cost of share-based compensation charged against income, before income tax	7,157
Amount of income tax recognized in earnings	(2,934)

Amount charged against income	$4,223

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no amounts relating to share-based compensation capitalized during the year ended December 31, 2006.

The following table illustrates the effect on net income had the Company applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure for the years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
Net income (loss)
As reported	$53,801	$(9,975)
Deduct: Incremental stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(4,490)	(1,355)

Supplemental pro forma	$49,311	$(11,330)

(b) Stock Option Plans

The Company had the following two stock option plans under which shares were available for grant at December 31, 2006: the 1999 Stock Option and Restricted Stock Purchase Plan (the “1999 Stock Plan”) and the 2005 Stock Option and Restricted Stock Purchase Plan for Non-Executive Chairman (the “2005 Chairman Plan”).

1999 Plan. Under the 1999 Stock Plan, employees, including officers, are eligible to receive grants of either incentive stock options or nonqualified stock options and restricted stock awards. Non-employee directors are eligible to be granted only nonqualified stock options and restricted stock awards. The 1999 Stock Plan provides for automatic awards to non-employee members of Concentra Holding’s board: (1) an initial grant of options to purchase 10,000 shares of Concentra Holding common stock on the next business day following the date of his or her initial election to the board, and (2) an annual grant of options to purchase 4,000 shares of Concentra Holding common stock on the next business day following each annual meeting of stockholders. The exercise price of each director option is 100% of the fair market value of the underlying common stock at the time of grant. Initial options are immediately exercisable. Annual option awards become exercisable ratably on each of the four annual anniversary dates following the date of grant. The exercise period will not exceed ten years from the date of grant; provided that no director option may be exercised more than one year after the optionee ceases to serve as a director of Concentra Holding. Stock options granted to employees generally vest over a four-year period. Prior to vesting, all options are subject to forfeiture upon termination of employment. Depending on the reason for termination of employment, vested options may only be exercised within one month to 90 days of the termination of employment. The exercise period is ten years from the date of grant. The exercise price of incentive and nonqualified stock options granted may not be less than 100% of the fair market value of the shares of common stock, as determined by Concentra Holding’s board of directors or the compensation committee, as the case may be, on the date the option is granted. In addition, the aggregate fair market value of the shares of stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. In addition, no incentive stock option shall be granted to an optionee who owns more than 10% of the total combined voting power for all classes of stock of Concentra Holding, unless the exercise price is at least 110% of the fair market value of the shares of Concentra Holding’s common stock and the exercise period does not exceed five years. Under the 1999 Stock Plan, restricted stock awards generally vest upon the earlier of the achievement of certain operating performance levels, over a period ranging from five to seven years, or the achievement of certain share price levels following an initial public offering. In June 2006, Concentra Holding’s stockholders approved an amendment to the 1999 Stock Plan to increase the maximum total number of shares of Concentra Holding common stock for which awards may be granted thereunder from 5,250,000 shares to 6,750,000 shares. At December 31, 2006, 1,570,836 options or restricted stock awards remained available for grant under the 1999 Stock Plan.

2005 Chairman Plan. The 2005 Chairman Plan provides for the grant of options or awards to purchase an aggregate 2,811,000 shares of Concentra Holding common stock, either in the form of nonqualified stock options, restricted stock awards, or unrestricted stock awards to the Chairman. The 2005 Chairman Plan includes provisions for adjustment of the number of shares of common stock available for grant of award thereunder and in the number of shares of common stock underlying outstanding options in the event of any stock splits, stock dividends, or other relevant changes in the capitalization of Concentra Holding. The 2005 Chairman Plan will terminate in November 2015, or by action of Concentra Holding’s board of directors if earlier. The 2005 Chairman Plan provides that in the

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

event of a dissolution or liquidation of Concentra Holding, the board of directors may provide, at its discretion, a cash payment in a specified amount in exchange for the termination of options or that any and all unexercised options or outstanding restricted stock awards become exercisable or realizable in full prior to the consummation of such transaction. Under the 2005 Chairman Plan, stock options granted vest over periods ranging from zero to three years, with expiration dates ranging from six months to ten years from the date of grant.

In November 2005, Concentra Holding granted 1,666,667 options that were fully vested as of the date of the award (the “Six Month Options”). In May 2006, Concentra Holding extended the timeframe during which the Chairman could exercise the Six Month Options from the original May 2006 expiration to the earlier of: (a) the 30th day following written receipt of notification from Concentra Holding, given no earlier than August 1, 2006, and (b) December 29, 2006. The Company recorded $1.6 million of non-cash stock-based compensation expense related to this option extension in the second quarter of 2006. In September 2006, Concentra Holding provided written notice to the Chairman advising him that he had thirty days to exercise the Six Month Options. In October 2006, the exercise period expired, and the 1,666,667 Six Month Options were canceled.

Also in November 2005, Concentra Holding granted 603,205 options that expire ten years from the date of grant (the “Ten Year Options”). Every three months for three years, 8.33% of the original number of options vest, with the remaining options vesting at the end of the three-year period. However, if the Six Month Options were exercised, 12.5% of the original options under the Ten Year Options would vest every three months for two years, effective retroactively to November 2005. In addition, vesting of the Ten Year Options would be accelerated and the options would become immediately and fully vested upon certain changes of control of Concentra Holding or termination of the Chairman.

Also in November 2005, Concentra Holding granted 402,137 shares of restricted common stock under its 2005 Chairman Plan. Every three months for three years, restrictions on 8.33% of the original number of restricted shares lapse, with restrictions on the remaining restricted shares lapsing at the end of the three-year period. However, if the Six Month Options are exercised, 12.5% of the shares will become unrestricted every three months for two years, effective retroactively to November 2005. In addition, lapsing of restrictions will accelerate and the restricted shares will become unrestricted upon certain changes of control of Concentra Holding or termination of the Chairman.

An unrestricted stock award in November 2005 granted 138,890 shares of Concentra Holding common stock under the 2005 Chairman Plan. These shares were fully vested as of the date of the award.

At December 31, 2006, 101 options, restricted stock awards, or unrestricted stock awards remained available for grant under the 2005 Chairman Plan.

Other Equity Transactions. As described in “Note 19. Dividend and Other Equity Transactions,” Concentra Holding reduced the exercise price of certain outstanding options and approved a cash payment to holders of certain options in connection with other equity transactions in May 2004.

(c) Stock-Based Compensation Disclosures

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. The weighted average expected option term for 2006 reflects the application of the simplified method defined in Staff Accounting Bulleting No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2006, 2005, and 2004 using the Black-Scholes option-pricing model:

	2006	2005	2004
Risk-free interest rates	5.1%	4.3%	3.5%
Expected volatility	35.0%	36.9%	16.8%
Expected dividend yield	—	—	—
Expected weighted average life of options in years	6.3	2.3	5.0

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the status for all outstanding options at December 31, 2004, 2005, and 2006, and changes during the years then ended is presented in the table below:

	Number Of Options	Weighted Average Exercise Per Share	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2003	4,224,786	$16.14
Granted	1,153,000	14.53
Exercised	(33,530)	12.23
Canceled	(645,838)	15.41

Options outstanding at December 31, 2004	4,698,418	13.49
Granted	2,688,872	17.46
Exercised	(15,875)	10.03
Canceled	(536,323)	14.10

Options outstanding at December 31, 2005	6,835,092	15.01
Granted	1,096,000	18.00
Exercised	(18,686)	9.25
Canceled	(2,223,762)	$16.97

Options outstanding at December 31, 2006	5,688,644	$14.84	6.4

Options exercisable at December 31, 2006	3,259,762	$13.64	4.9

The weighted average fair market value of options granted in 2006, 2005, and 2004 were $7.99, $3.85, and $3.40, respectively. The total intrinsic value for options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) during 2006, 2005, and 2004 was $163,000, $60,000, and $88,000, respectively. As of December 31, 2006, unrecognized compensation expense related to unvested stock options totaled approximately $11.8 million, which will be recognized over a weighted average period of 2.4 years.

Prior to the adoption of SFAS 123R, the Company presented the tax benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating activities in the Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing activity, rather than an operating activity. Excess tax benefits of $59,000 in 2006 were classified as a financing activity and would have been classified as an operating activity if the Company had not adopted SFAS 123R. Cash proceeds received from options exercised during 2006, 2005, and 2004 were $173,000, $159,000, and $410,000, respectively.

A summary of the status for all outstanding restricted share awards at December 31, 2004, 2005, and 2006, and changes during the years then ended is presented in the table below:

	Number Of Restricted Share Awards	Weighted Average Fair Value Per Award
Restricted share awards outstanding at December 31, 2003	233,000	$16.50
Granted	362,500	15.15
Incremental increase	124,597	13.93
Conversion to deferred shares	(133,247)	16.50
Released	—	—
Forfeited	(154,220)	16.50

Restricted share awards outstanding at December 31, 2004	432,630	15.67
Granted	405,137	17.97
Released	—	—
Forfeited	—	—

Restricted share awards outstanding at December 31, 2005	837,767	16.78
Granted	—	—
Released	(145,213)	17.77
Forfeited	—	—

Restricted share awards outstanding at December 31, 2006	692,554	$16.58

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with other equity transactions, Concentra Holding awarded, effective June 2004, an increase of an additional 0.23 restricted shares for all outstanding restricted shares, totaling 124,597 additional shares of restricted common stock awarded. These incremental restricted stock awards have the same restrictions as their corresponding originally issued restricted common shares. In October 2004, 133,247 restricted shares were converted to deferred share units. For a further description of the 2004 equity transactions, see “Note 19. Dividend and Other Equity Transactions.”

In the fourth quarter of 2004, the Company recorded a $0.6 million credit to amortization expense for the reversal of the amortization for the cancellation of the Chief Operating Officer’s 154,220 restricted shares. The Company recorded amortization of $3.3 million, $1.7 million, and $0.9 million in 2006, 2005, and 2004, respectively, in connection with the deferred compensation associated with the restricted stock awards. As of December 31, 2006, unrecognized compensation expense related to restricted share awards totaled approximately $5.5 million, which will be recognized over a weighted average period of 1.9 years. The total fair value of restricted share awards released during 2006 was $2.6 million. There were no restricted share awards released during 2005 or 2004.

19.	Dividend and Other Equity Transactions

Concentra Holding’s board of directors declared in May 2004 a $2.70 per share dividend payable in June 2004 to common stockholders of record as of May 2004. This cash dividend totaled $96.0 million. The board of directors also declared a $2.70 per share dividend to holders of its deferred share units of record as of May 2004. This deferred dividend totaled $1.3 million and will be paid on a deferred basis when the deferred share units are issued to each holder upon consummation of proposed financing transactions. Total deferred share units of 586,730 at December 31, 2006 consisted of 425,000 deferred shares issued in connection with the acquisition of National Healthcare Resources, Inc. in November 2001, 28,483 deferred shares issued in December 2003 to certain employees and officers of the Company in exchange for canceled options and 133,247 deferred shares issued in October 2004 in exchange for the same number of shares of canceled restricted common stock.

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

Additionally, as prescribed by the warrant agreements, Concentra Holding’s board of directors increased the number of outstanding warrants by 0.23 warrant for each outstanding warrant, which was a total increase of 553,674 warrants. Because the fair value of the outstanding warrants remained consistent before and after the dividend transaction, the Company did not recognize an expense for this warrant increase. Concentra Holding had 2,919,968 warrants outstanding at December 31, 2006. These warrants are exercisable to purchase shares of Concentra Holding’s common stock for $0.01 per share. For a further description of the related financing transactions, see “Note 12. Revolving Credit Facility and Long-Term Debt.”

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20. Segment Information

Operating segments represent components of the Company’s business that are evaluated regularly by key management in assessing performance and resource allocation. The Company’s comprehensive services are organized into the following segments: Health Services, Network Services, and Care Management Services.

Health Services provides specialized injury and occupational healthcare services to employers through its centers. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment, and management of work-related injuries and illnesses. Health Services also provides non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations, and other related programs. To meet the requirements of large employers whose workforce extends beyond the geographic coverage available to the Company’s centers, this segment has also developed a network of select occupational healthcare providers who use the Company’s proprietary technology to benchmark treatment methodologies and outcomes achieved. Through this segment of its business, the Company also provides other diversified health services that include on-site medical, pharmacy, and other laboratory related services. Health Services, and the joint ventures Health Services controls, own all the operating assets of the occupational healthcare centers, including leasehold interests and medical equipment.

The Network Services segment offers services designed to assist in the review and reduction of medical bills and provide access to PPOs. This segment provides workers’ compensation and cost management solutions, including bill review services, a national PPO network, and claim reporting and customer service solutions to the insurance industry. Network Services provides services to insurance companies, group health plans, third-party administrators, and other healthcare payors.

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

The Company’s statements of operations on a segment basis were as follows (in thousands):

	2006	2005	2004
Revenue:
Health Services	$762,559	$667,053	$576,880
Network Services	333,736	264,296	259,706
Care Management Services	202,534	201,998	237,595

	1,298,829	1,133,347	1,074,181
Gross profit:
Health Services	131,669	116,904	102,537
Network Services	148,925	111,671	108,781
Care Management Services	24,753	28,165	29,090

	305,347	256,740	240,408
Operating income (loss):
Health Services	85,830	81,552	69,025
Network Services	85,078	67,093	72,149
Care Management Services	7,640	13,861	(38,576)
Corporate general and administrative expenses	(61,968)	(40,203)	(34,559)
Unusual gains	—	—	96

	116,580	122,303	68,135

Interest expense, net	66,802	56,483	54,249
Gain on change in fair value of economic hedges	(60)	(87)	—
Loss on early retirement of debt	—	6,029	14,105
Other, net	4,036	3,264	3,047

Income (loss) before income taxes	45,802	56,614	(3,266)
Provision for income taxes	17,639	4,338	8,878

Income (loss) from continuing operations	28,163	52,276	(12,144)
Income from discontinued operations, net of income taxes	(4,574)	(1,525)	(2,169)

Net income (loss)	$32,737	$53,801	$(9,975)

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s segment depreciation and amortization, capital expenditures, and identifiable assets were as follows (in thousands):

	2006	2005	2004
Depreciation and amortization:
Health Services	$23,676	$19,173	$19,387
Network Services	15,662	14,188	13,456
Care Management Services	3,993	4,404	8,119
Corporate	2,107	2,144	2,073

	$45,438	$39,909	$43,035

Capital expenditures:
Health Services	$30,165	$30,790	$12,151
Network Services (1)	16,322	8,032	—
Care Management Services (1)	3,205	5,169	—
Network Services and Care Management Services (1)	—	—	12,007
Corporate	3,706	5,769	3,892

	$53,398	$49,760	$28,050

Identifiable assets:
Health Services	$539,803	$572,818	$485,715
Network Services and Care Management Services (1)	415,125	468,630	312,944
Corporate	147,457	61,917	54,681

	$1,102,385	$1,103,365	$853,340

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

21. Related Party Transactions

In September 2006, Concentra Network Services, Inc. (“CNS”), a subsidiary of Concentra Operating, entered into an agreement (the “Agreement”) with SHPS Health Management Solutions, Inc. (“SHPS”). Under the Agreement, SHPS began providing utilization management and case management services to CNS on January 1, 2007. WCAS, including certain of its affiliates, owns approximately 66% of the voting stock of SHPS, and one of the directors of Concentra Holding, D. Scott Mackesy is also a director of SHPS.

W. Tom Fogarty, M.D., an officer of Concentra Holding and Concentra Operating, is the President, a director, and a stockholder of Occupational Health Centers of the Southwest, P.A. (“OHCSW”), and a stockholder, officer, and/or director of several other of the Professional Groups. A subsidiary of the Company has entered into a 40-year management agreement with each of the Professional Groups. These management agreements have expiration dates from 2041 through 2046. OHCSW paid approximately $265.7 million, $217.7 million, and $217.9 million in management fees to a subsidiary of Concentra Operating in the years ended December 31, 2006, 2005, and 2004, respectively, under its management agreement with that subsidiary. These management fees eliminate in consolidation. Dr. Fogarty receives no remuneration from any of the Professional Groups for serving as an officer or director.

The Company derives revenue in the normal course of business from other companies owned or controlled by or affiliated with related parties. Health Services revenue from related parties totaled $0.2 million and $0.2 million during 2006 and 2005, respectively. Health Services had no related party revenue in 2004. Care Management Services revenue from related parties totaled $0.2 million in 2006, $0.3 million in 2005, and $0.3 million in 2004.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company also purchases services in the normal course of business from other companies owned or controlled by or affiliated with related parties. These services include local phone service in certain geographic regions, information technology consulting, claims editing services, administration of open enrollment for employee benefits, and third-party laboratory services. The Company made payments to related parties for these services totaling $0.4 million in each of the years 2006, 2005, and 2004.

In the normal course of business, the Company, its subsidiaries, affiliates, and Concentra Holding engage in certain intercompany transactions that reflect the obligations of the various business units. The transactions between the Company, its subsidiaries, affiliates, and Concentra Holding have been eliminated in the consolidated financial statements, except as described in “Note 14. Income Taxes” and “Note 19. Dividend and Other Equity Transactions.”

22. Selected Quarterly Operating Results (Unaudited)

The following table sets forth certain unaudited quarterly results of operations for the years ended December 31, 2006, and 2005. In management’s opinion, this unaudited information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the financial statements and notes thereto included elsewhere in this document. The operating results for any quarter are not necessarily indicative of results for any subsequent quarter. Certain amounts in the table below have been adjusted to conform to the current presentation, which is different than previously reported on Form 10-Q (see “Note 2. Summary of Significant Accounting Policies, (s) Reclassifications.”) Amounts are stated in thousands.

	Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenue	$310,606	$325,727	$334,388	$328,108
Cost of services	240,365	246,366	250,787	255,964

Gross profit	70,241	79,361	83,601	72,144
General and administrative expenses	42,414	45,519	40,122	55,015
Amortization of intangibles	1,354	1,369	1,422	1,552

Operating income	26,473	32,473	42,057	15,577
Interest expense, net	16,215	16,364	17,377	16,846
(Gain) loss on change in fair value of economic hedges	(265)	(175)	349	31
Other, net	1,163	1,240	786	847
Provision (benefit) for income taxes	3,713	6,138	9,582	(1,794)

Income (loss) from continuing operations	5,647	8,906	13,963	(353)
Income from discontinued operations, net of income taxes	(187)	(283)	(389)	(3,715)

Net income	$5,834	$9,189	$14,352	$3,362

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenue	$269,518	$281,993	$284,078	$297,758
Cost of services	209,036	216,452	217,950	233,169

Gross profit	60,482	65,541	66,128	64,589
General and administrative expenses	30,591	29,923	28,541	43,384
Amortization of intangibles	583	582	583	1,676
Gain on sale of assets	—	(1,426)	—	—

Operating income	29,308	36,462	37,004	19,529
Interest expense, net	13,650	12,890	13,861	16,082
(Gain) loss on change in fair value of economic hedges	—	793	(662)	(218)
Loss on early retirement of debt	—	—	—	6,029
Other, net	882	615	1,105	662
Provision (benefit) for income taxes	6,320	(1,130)	2,031	(2,883)

Income (loss) from continuing operations	8,456	23,294	20,669	(143)
Income from discontinued operations, net of income taxes	(727)	(334)	(109)	(355)

Net income	$9,183	$23,628	$20,778	$212

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23. Condensed Consolidating Financial Information

As discussed in “Note 12. Revolving Credit Facility and Long-Term Debt,” the 9 1/8% senior subordinated notes, 9 1/2% senior subordinated notes, and the Credit Facility are guaranteed and the Previous Credit Facility was guaranteed by each and every current wholly-owned subsidiary, except for our wholly-owned captive insurance subsidiary. Additionally, the Credit Facility is secured and the Previous Credit Facility was secured by a pledge of stock and assets of each and every wholly-owned subsidiary. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9 1/8% senior subordinated notes or the 9 1/2% senior subordinated notes. Presented below are condensed consolidating balance sheets at December 31, 2006 and 2005, the condensed consolidating statements of operations for the years ended December 31, 2006, 2005, and 2004, and the condensed consolidating statements of cash flows for the years ended December 31, 2006, 2005, and 2004 of Concentra Operating (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries), and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

Investments in subsidiaries are accounted for using the equity method of accounting. The financial information for the Guarantor and Non-Guarantor subsidiaries are each presented on a combined basis. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. Intercompany management fees of $6.9 million, $4.8 million, and $5.0 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the years ended December 31, 2006, 2005, and 2004, respectively. These amounts are reflected as a reduction of general and administrative expenses for the Guarantor Subsidiaries. Separate financial statements for the Guarantor and Non-Guarantor Subsidiaries are not presented because management believes such financial statements would not be meaningful to investors. All information in the tables below is presented in thousands.

Condensed Consolidating Balance Sheets:

	At December 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$44,358	$(12,440)	$14,721	$—	$46,639
Short-term investments	—	55,155	102	—	55,257
Restricted cash and short-term investments	—	—	4,281	—	4,281
Accounts receivable, net	—	170,910	12,775	—	183,685
Prepaid expenses and other current assets	440	42,656	1,271	—	44,367

Total current assets	44,798	256,281	33,150	—	334,229
Investment in subsidiaries	1,175,633	40,909	—	(1,216,542)	—
Property and equipment, net	—	126,016	6,086	—	132,102
Goodwill and other intangible assets, net	—	614,685	23,539	—	638,224
Restricted long-term investments	—	—	2,008	—	2,008
Other assets	37,457	(16,763)	6,464	—	27,158

Total assets	$1,257,888	$1,021,128	$71,247	$(1,216,542)	$1,133,721

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	—	593	18	—	611
Accounts payable and accrued expenses	19,995	149,974	9,803	—	179,772

Total current liabilities	19,995	150,567	9,821	—	180,383
Long-term debt, net	799,568	745	26	—	800,339
Deferred income taxes and other liabilities	(146)	80,473	811	20,630	101,768
Intercompany	387,240	(386,290)	(950)	—	—

Total liabilities	1,206,657	(154,505)	9,708	20,630	1,082,490
Stockholder’s equity (deficit)	51,231	1,175,633	61,539	(1,237,172)	51,231

Total liabilities and stockholder’s equity	$1,257,888	$1,021,128	$71,247	$(1,216,542)	$1,133,721

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	At December 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$56,511	$8,546	$—	$65,057
Restricted cash and short-term investments	—	—	4,723	—	4,723
Accounts receivable, net	—	152,225	19,132	—	171,357
Prepaid expenses and other current assets	678	42,046	1,049	—	43,773

Total current assets	678	250,782	33,450	—	284,910

Investment in subsidiaries	1,089,262	38,857	—	(1,128,119)	—
Property and equipment, net	—	119,062	5,494	—	124,556
Goodwill and other intangible assets, net	—	640,347	23,743	—	664,090
Other assets	40,099	(13,015)	2,725	—	29,809

Total assets	$1,130,039	$1,036,033	$65,412	$(1,128,119)	$1,103,365

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	19,302	772	—	—	20,074
Accounts payable and accrued expenses	16,859	137,370	9,545	—	163,774

Total current liabilities	36,161	138,142	9,545	—	183,848

Long-term debt, net	840,313	443	—	—	840,756
Deferred income taxes and other liabilities	(87)	52,819	271	19,596	72,599
Intercompany	247,490	(244,633)	(2,857)	—	—

Total liabilities	1,123,877	(53,229)	6,959	19,596	1,097,203

Stockholder’s equity (deficit)	6,162	1,089,262	58,453	(1,147,715)	6,162

Total liabilities and stockholder’s equity	$1,130,039	$1,036,033	$65,412	$(1,128,119)	$1,103,365

Condensed Consolidating Statements of Operations:

	Year Ended December 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$1,221,369	$94,787	$(17,327)	$1,298,829
Total cost of services	—	947,450	63,359	(17,327)	993,482

Total gross profit	—	273,919	31,428	—	305,347

General and administrative expenses	3,335	167,203	12,532	—	183,070
Amortization of intangibles	—	5,697	—	—	5,697

Operating income (loss)	(3,335)	101,019	18,896	—	116,580

Interest expense, net	69,089	(1,360)	(927)	—	66,802
Gain on change in fair value of economic hedges	(60)	—	—	—	(60)
Other, net	—	4,036	—	—	4,036

Income (loss) before income taxes	(72,364)	98,343	19,823	—	45,802
Provision (benefit) for income taxes	(25,326)	42,105	860	—	17,639

Income (loss) before equity earnings	(47,038)	56,238	18,963	—	28,163
Equity earnings in subsidiaries	(94,962)	—	—	94,962	—

Income (loss) from continuing operations	47,924	56,238	18,963	(94,962)	28,163
(Income) loss from discontinued operations, net of income taxes	15,187	(19,761)	—	—	(4,574)

Net income (loss)	$32,737	$75,999	$18,963	$(94,962)	$32,737

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$1,046,672	$101,999	$(15,324)	$1,133,347
Total cost of services	—	816,507	75,424	(15,324)	876,607

Total gross profit	—	230,165	26,575	—	256,740

General and administrative expenses	4,162	118,663	9,614	—	132,439
Amortization of intangibles	—	3,424	—	—	3,424
Gain on sale of assets	—	(1,426)	—	—	(1,426)

Operating income (loss)	(4,162)	109,504	16,961	—	122,303

Interest expense, net	58,177	(1,506)	(188)	—	56,483
Gain on change in fair value of economic hedges	(87)	—	—	—	(87)
Loss on early retirement of debt	6,029	—	—	—	6,029
Other, net	—	3,264	—	—	3,264

Income (loss) before income taxes	(68,281)	107,746	17,149	—	56,614
Provision (benefit) for income taxes	(23,898)	28,236	—	—	4,338

Income (loss) before equity earnings	(44,383)	79,510	17,149	—	52,276
Equity earnings in subsidiaries	(101,134)	—	—	101,134	—

Income (loss) from continuing operations	56,751	79,510	17,149	(101,134)	52,276
(Income) loss from discontinued operations, net of income taxes	2,950	(4,475)	—	—	(1,525)

Net income (loss)	$53,801	$83,985	$17,149	$(101,134)	$53,801

	Year Ended December 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$988,468	$95,461	$(9,748)	$1,074,181
Total cost of services	—	766,840	76,681	(9,748)	833,773

Total gross profit	—	221,628	18,780	—	240,408

General and administrative expenses	878	119,722	6,879	—	127,479
Amortization of intangibles	—	3,208	—	—	3,208
Loss on impairment of goodwill and long-lived assets	—	41,682	—	—	41,682
Unusual gain	—	(96)	—	—	(96)

Operating income (loss)	(878)	57,112	11,901	—	68,135

Interest expense, net	54,659	(351)	(59)	—	54,249
Loss on early retirement of debt	14,105	—	—	—	14,105
Other, net	14	3,033	—	—	3,047

Income (loss) before income taxes	(69,656)	54,430	11,960	—	(3,266)
Provision (benefit) for income taxes	(24,380)	33,258	—	—	8,878

Income (loss) before equity earnings	(45,276)	21,172	11,960	—	(12,144)
Equity earnings in subsidiaries	(38,407)	—	—	38,407	—

Income (loss) from continuing operations	(6,869)	21,172	11,960	(38,407)	(12,144)
(Income) loss from discontinued operations, net of income taxes	3,106	(5,275)	—	—	(2,169)

Net income (loss)	$(9,975)	$26,447	$11,960	$(38,407)	$(9,975)

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows:

	Year Ended December 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(51,427)	$142,905	$20,667	$—	$112,145

Investing Activities:
Purchases of short-term investments	—	(60,957)	—	—	(60,957)
Purchases of property, equipment, and other assets	—	(47,182)	(1,916)	—	(49,098)
Acquisitions, net of cash acquired	—	(11,929)	(90)	—	(12,019)
Proceeds from the sale of assets	—	50,000	—	—	50,000
Proceeds from the sale of short-term investments	—	5,700	—	—	5,700

Net cash used in investing activities	—	(64,368)	(2,006)	—	(66,374)

Financing Activities:
Borrowings (payments) under revolving credit facilities, net	—	—	—	—	—
Repayments of debt	(60,040)	(1,138)	—	—	(61,178)
Distributions to minority interests	—	(3,447)	—	—	(3,447)
Payment of deferred financing costs	(46)	—	—	—	(46)
Contribution from issuance of common stock by parent	423	—	—	—	423
Tax benefit associated with stock options exercised	59	—	—	—	59
Intercompany, net	155,389	(157,683)	2,294	—	—
Receipt (payment) of equity distributions	—	14,780	(14,780)	—	—

Net cash provided by (used in) financing activities	95,785	(147,488)	(12,486)	—	(64,189)

Net Increase (Decrease)in Cash and Cash Equivalents	44,358	(68,951)	6,175	—	(18,418)
Cash and Cash Equivalents, beginning of year	—	56,511	8,546	—	65,057

Cash and Cash Equivalents, end of year	$44,358	$(12,440)	$14,721	$—	$46,639

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(38,614)	$166,688	$13,725	$—	$141,799

Investing Activities:
Purchases of property, equipment, and other assets	—	(48,243)	(900)	—	(49,143)
Acquisitions, net of cash acquired	—	(209,779)	(11,047)	—	(220,826)
Proceeds from the sale of assets	—	1,699	—	—	1,699

Net cash used in investing activities	—	(256,323)	(11,947)	—	(268,270)

Financing Activities:
Borrowings (payments) under revolving credit facilities,net	—	—	—	—	—
Repayments of debt	(399,468)	(597)	—	—	(400,065)
Distributions to minority interests	—	(823)	—	—	(823)
Payment of deferred financing costs	(4,063)	—	—	—	(4,063)
Contribution from issuance of common stock by parent	10,160	—	—	—	10,160
Proceeds from the issuance of debt	525,000	—	—	—	525,000
Intercompany, net	(93,015)	86,126	6,889	—	—
Receipt (payment) of equity distributions	—	7,972	(7,972)	—	—

Net cash provided by (used in) financing activities	38,614	92,678	(1,083)	—	130,209

Net Increase in Cash and Cash Equivalents	—	3,043	695	—	3,738
Cash and Cash Equivalents, beginning of year	—	53,468	7,851	—	61,319

Cash and Cash Equivalents, end of year	$—	$56,511	$8,546	$—	$65,057

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(24,688)	$110,819	$12,742	$—	$98,873

Investing Activities:
Purchases of property, equipment and other assets	—	(26,907)	(990)	—	(27,897)
Acquisitions, net of cash acquired	—	(6,271)	(523)	—	(6,794)
Increase in restricted cash	—	—	(1,250)	—	(1,250)

Net cash used in investing activities	—	(33,178)	(2,763)	—	(35,941)

Financing Activities:
Borrowings (payments) under revolving credit facilities,net	—	—	—	—	—
Repayments of debt	(146,357)	(1,569)	—	—	(147,926)
Distributions to minority interests	—	(3,445)	—	—	(3,445)
Payment of deferred financing costs	(8,495)	—	—	—	(8,495)
Contribution from issuance of common stock by parent	410	—	—	—	410
Proceeds from the issuance of debt	222,850	—	—	—	222,850
Dividend to parent	(96,028)	—	—	—	(96,028)
Payment of early debt retirement costs	(11,600)	—	—	—	(11,600)
Intercompany, net	65,158	(65,543)	385	—	—
Receipt (payment) of equity distributions	(1,250)	10,930	(9,680)	—	—

Net cash provided by (used in) financing activities	24,688	(59,627)	(9,295)	—	(44,234)

Net Increase in Cash and Cash Equivalents	—	18,014	684	—	18,698
Cash and Cash Equivalents, beginning of year	—	35,454	7,167	—	42,621

Cash and Cash Equivalents, end of year	$—	$53,468	$7,851	$—	$61,319

24. Subsequent Events

In February 2007, the Company announced that it had entered into a definitive agreement to sell its workers’ compensation managed care services business units to a subsidiary of Coventry Health Care, Inc. (“Coventry”) for $387.5 million in cash. The purchase price is subject to certain adjustments as set forth in the definitive agreement. Pursuant to the requirements of the Credit Facility, the Company will be required to prepay approximately $255.0 million of its Term Loan with a portion of the estimated $265.0 million net after-tax cash proceeds that it receives from the sale. The business units that the Company plans to divest in the transaction are its workers’ compensation network services (comprising its provider bill review and repricing services, and its FOCUS PPO), field case management, telephonic case management, independent medical exams, and its pharmacy benefit management business. These business units had revenue of approximately $324.0 million in 2006. Of this amount $42.2 million of this revenue was reported in the Health Services segment, $108.4 million was reported in the Network Services segment, and the remaining $173.3 million related to other businesses to be divested was reported in the Care Management Services segment. Coventry is a national managed healthcare company based in Bethesda, Maryland, operating health plans, insurance companies, network rental, managed care, and workers’ compensation services companies. The closing of this sale, currently anticipated in the second quarter of 2007, is subject to the satisfaction of pre-closing conditions and regulatory and other customary approvals.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In January 2007, one of the Company’s wholly-owned subsidiaries, FOCUS, entered into a settlement of a class action lawsuit in Louisiana. FOCUS had previously been sued in a Louisiana state court by four Louisiana healthcare providers. Other defendants in the Action were two PPOs and three TPAs. Certain of FOCUS’ clients have made indemnification demands on it as a result of these actions. In the settlement, FOCUS has agreed to create a $12.0 million settlement fund and to pay an additional $0.3 million to cover actual expenses related to the administration of the settlement of the class action. The parties to the class action have mutually agreed that the settlement represents a compromise of disputed claims and is not an admission of liability for any purposes. The settlement remains subject to final court approval slated for the third quarter of 2007, following notice to class members. See “Note 16. Commitments and Contingencies” for a further discussion of this matter.

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

2.7

—Agreement and Plan of Merger dated as of August 2, 2005, by and among Concentra Operating, Island Acquisition Corp., and Beech Street Corporation (incorporated by reference to Exhibit 10.22 to Concentra Operating’s Current Report on Form 8-K filed on August 4, 2005).

2.8

—Agreement and Plan of Merger dated as of August 8, 2005, by and among Concentra Operating, Brady Acquisition Corp., and Occupational Health + Rehabilitation Inc (incorporated by reference to Exhibit 10.23 to Concentra Operating’s Current Report on Form 8-K filed on August 8, 2005).

2.9

—Amendment No. 1 to Agreement and Plan of Merger dated as of September 30, 2005, by and among Concentra Operating, Island Acquisition Corp., and Beech Street Corporation (incorporated by reference to Exhibit 10.24 to Concentra Operating’s Current Report on Form 8-K on October 4, 2005).

2.10

—Stock Purchase Agreement, dated as of November 1, 2006, by and among The Innovation Group plc, TiG Acquisition Co., Concentra Integrated Services, Inc., Concentra Operating, and First Notice Systems, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q filed on November 9, 2006).

2.11

—Purchase Agreement, dated February 7, 2007, by and among Coventry Health Care, Inc., Coventry Health Care Workers Compensation, Inc., Concentra Operating Corporation, Concentra Health Services, Inc., National Healthcare Resources, Inc. and Concentra Integrated Services, Inc. (incorporated by reference to Exhibit 2.1 to Concentra Operating’s Current Report on Form 8-K filed on February 14, 2007).

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

4.3

—Indenture dated as of June 8, 2004, by and among Concentra Operating, The Bank of New York as Trustee, and the guarantors named therein relating to Concentra Operating’s 9-1/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.7 to Concentra Operating’s Registration Statement on Form S-4, initially filed on June 8, 2004).

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

4.14

—Amendment No. 4 to Registration Rights Agreement dated as of December 1, 2002, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.18 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 002).

Exhibit Number	Description
4.15

—Amendment No. 5 to Registration Rights Agreement dated as of November 28, 2005, by and among Concentra Holding and the several persons that are signatories thereto (incorporated by reference to Exhibit 4.2 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005).

4.16

—Amendment No. 6 to Registration Rights Agreement, dated June 23, 2006, by and among Concentra Holding and the stockholders named therein (incorporated by reference to Exhibit 4.2 to Concentra Operating’s Current Report on Form 8-K filed on June 28, 2006).

4.17

—Stockholders Agreement dated as of August 17, 1999, by and among Concentra Holding and the several persons named in Schedules I and II thereto (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999).

4.18

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

4.22

—Amendment No. 5 to Stockholders Agreement, dated June 23, 2006, by and among Concentra Holding and the stockholders named therein (incorporated by reference to Exhibit 4.1 to Concentra Operating’s Current Report on Form 8-K filed on June 28, 2006).

4.23

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

10.3

—First Amendment to the Credit Agreement, dated as of November 1, 2006, between Concentra Holding, Concentra Operating, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Quarterly Report on Form 10-Q filed on November 9, 2006).

Exhibit Number	Description
10.4

—Second Amendment to the Credit Agreement, dated as of February 14, 2007, between Concentra Holding, Concentra Operating, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. (2).

10.5

—Bridge Loan Agreement dated as of June 25, 2002 by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.6

—Amendment No. 1 to Bridge Loan Agreement dated as of October 23, 2002, by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 4.20 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.7

—Amendment No. 2 to Bridge Loan Agreement dated as of November 14, 2002, by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 4.21 to Concentra Operating’s Registration Statement on Form S-4, initially filed on December 8, 2003).

10.8

—Amendment No. 3 to Bridge Loan Agreement dated as of May 10, 2004, by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on May 12, 2004).

10.9

—Amendment No. 4 to Bridge Loan Agreement dated as of September 30, 2005, by and among Concentra Holding, the Lenders that are parties thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.26 to Concentra Operating’s Current Report on Form 8-K filed on October 4, 2005).

10.10

—Amendment No. 5 to Bridge Loan Agreement, dated as of September 27, 2006, among Concentra Holding, as the Borrower, Citicorp North America, Inc., as Lender and the Administrative Agent, and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 10.6 to Concentra Operating’s Current Report on Form 8-K filed on September 28, 2006).

10.11

—Waiver to Bridge Loan Agreement dated as of February 10, 2006, by and among Concentra Holding, the Lenders that are party thereto, and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.25 to Concentra Operating’s Current Report on Form 8-K filed on February 14, 2006).

10.12

—Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.13

—Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan, as amended through June 20, 2002 (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002). (1)

10.14

—Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan, as amended through September 24, 2002 (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002). (1)

10.15

—Concentra Managed Care, Inc. 1999 Stock Option and Restricted Stock Purchase Plan, as amended through June 22, 2006 (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Quarterly Report on Form 10-Q filed on June 28, 2006). (1)

10.16	—Concentra Holding 2005 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Concentra Operating’s Current Report on Form 8-K filed on July 25, 2005). (1)

10.17

—Concentra Holding 2005 Stock Option Plan and Restricted Stock Purchase Plan for Non-Executive Chairman (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.18

—Concentra Holding Ten Year Option Award Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

Exhibit Number	Description
10.19

—Concentra Holding Six Month Option Award Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.4 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.20

—Amendment No. 1 to Concentra Holding Six Month Option Award Agreement, dated as of May 26, 2006, by and between Concentra Holding and Norman C. Payson, M.D. Effective May 26, 2006, this Amendment No. 1 also amends Exhibit A to the Chairman’s Agreement, dated as of November 28, 2005, by and between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on May 26, 2006). (1)

10.21

—Concentra Holding Restricted Stock Award Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.5 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.22

—Concentra Holding Unrestricted Stock Award Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.6 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.23

—Securities Purchase Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.7 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.24

—Securities Purchase Plan, dated June 23, 2006, by and between Concentra Holding and William H. Wilcox (incorporated by reference to Exhibit 10.3 to Concentra Operating’s Quarterly Report on Form 10-Q filed on June 28, 2006). (1)

10.25

—Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Appendix G to the Joint Proxy Statement/Prospectus forming a part of Concentra Holding’s Registration Statement on Form S-4 filed on July 31, 1997). (1)

10.26	—Concentra Holding Board of Directors Compensation Plan (incorporated by reference to Exhibit 10.24 to Concentra Operating’s Current Report on Form 8-K filed on December 16, 2005). (1)

10.27	—Concentra Holding’s 2007 Senior Management Incentive Bonus Program. (1) (2)

10.28

—Employment Agreement dated as of August 17, 1999, between Concentra Holding and James M. Greenwood (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.30

—Employment Agreement dated as of August 17, 1999, between Concentra Holding and Daniel J. Thomas (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.31

—Employment Agreement, dated as of August 1, 2006, by and between Concentra Holding and Mark A. Solls (incorporated by reference to Exhibit 10.5 to Concentra Operating’s Current Report on Form 8-K filed on July 12, 2006). (1)

10.30

—Employment Agreement dated as of August 17, 1999, between Concentra Holding and Thomas E. Kiraly (incorporated by reference to Concentra Operating’s Registration Statement on Form S-4, initially filed on November 12, 1999). (1)

10.31

—Chairman’s Agreement dated as of November 28, 2005, between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Current Report on Form 8-K filed on November 30, 2005). (1)

10.32

—Indemnification Agreement dated as of June 26, 2003 between Concentra Holding and Daniel J. Thomas (identical agreements were executed as of June 26, 2003 between Concentra Holding and each of the following: John K. Carlyle, Carlos A. Ferrer, James M. Greenwood, Thomas E. Kiraly, D. Scott Mackesy, Steven E. Nelson, Paul B. Queally, and Richard J. Sabolik) (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003). (1)

10.33

—Indemnification Agreement dated as of November 28, 2005 between Concentra Holding and Norman C. Payson, M.D. (incorporated by reference to Exhibit 10.34 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2005). (1)

Exhibit Number	Description
10.34

—Indemnification Agreement dated as of December 15, 2005 between Concentra Holding and William H. Wilcox(incorporated by reference to Exhibit 10.35 to Concentra Operating’s Annual Report on Form 10-K for the year ended December 31, 2005). (1)

10.35

—Indemnification Agreement, dated as of August 1, 2006, between Concentra Holding and Mark A. Solls (incorporated by reference to Exhibit 10.1 to Concentra Operating’s Quarterly Report on Form 10-Q filed on August 9, 2006) (1)

10.36

—Occupational Medicine Center Management and Consulting Agreement dated as of December 31, 1993, between CHS and Occupational Health Centers of New Jersey, P.A., a New Jersey professional association (incorporated by reference to Exhibit 10.8 to OccuSystems’ Registration Statement on Form S-1 filed on March 28, 1996).

10.37

—Amended and Restated Occupational Medicine Center Management and Consulting Agreement dated as of July 30, 2003 between Concentra Health Services, Inc. and Occupational Health Centers of the Southwest, P.A. (incorporated by reference to Exhibit 10.2 to Concentra Operating’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.38

—Settlement Agreement, dated as of January 11, 2007, among Clark A. Gunderson, et. al., and F.A. Richard & Associates, Inc. et. al. (FOCUS Healthcare Management, Inc. is one of the named defendants) (incorporated by reference to Exhibit 99.2 to Concentra Operating’s Current Report on Form 8-K filed on January 11, 2007).

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