Form 10-Q
period 2007-03-31
CONCENTRA OPERATING CORP
filed 2007-05-15
CIK 1098690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The registrant is a wholly-owned subsidiary of Concentra Inc., a Delaware corporation. As of May 1, 2007, there were 36,441,162 shares outstanding of Concentra Inc. common stock, none of which were publicly traded. Currently there is no established trading market for these shares.

CONCENTRA OPERATING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONCENTRA OPERATING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$22,687	$46,639
Short-term investments	66,393	55,257
Restricted cash and short-term investments	6,617	4,281
Accounts receivable, net	138,376	183,685
Prepaid expenses and other current assets	44,395	44,367
Current assets held for sale	59,271	—

Total current assets	337,739	334,229

Property and equipment, net	115,485	132,102
Goodwill and other intangible assets, net	574,918	638,224
Restricted long-term investments	2,041	2,008
Other assets	27,368	27,158
Non-current assets held for sale	82,867	—

Total assets	$1,140,418	$1,133,721

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Revolving credit facility	$—	$—
Current portion of long-term debt	526	611
Accounts payable and accrued expenses	136,378	179,772
Current liabilities held for sale	42,641	—

Total current liabilities	179,545	180,383

Long-term debt, net	800,122	800,339
Deferred income taxes and other liabilities	94,998	101,768
Non-current liabilities held for sale	6,676	—

Total liabilities	1,081,341	1,082,490

Stockholder’s equity:
Common stock	—	—
Paid-in capital	72,791	70,449
Accumulated deficit	(13,714)	(19,218)

Total stockholder’s equity	59,077	51,231

Total liabilities and stockholder’s equity	$1,140,418	$1,133,721

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2007	2006
Revenue:
Health Services	$199,249	$184,083
Network Services	49,662	50,097

Total revenue	248,911	234,180

Cost of services:
Health Services	161,801	153,365
Network Services	23,965	22,283

Total cost of services	185,766	175,648

Total gross profit	63,145	58,532

General and administrative expenses	36,293	35,083
Amortization of intangibles	1,705	1,257

Operating income	25,147	22,192

Interest expense, net	10,855	11,358
(Gain) loss on change in fair value of economic hedges	80	(265)
Other, net	1,238	1,156

Income before income taxes	12,974	9,943
Provision for income taxes	4,986	3,692

Income from continuing operations	7,988	6,251
Loss from discontinued operations, net of taxes (see Note 6)	2,484	417

Net income	$5,504	$5,834

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2007	2006
Operating Activities:
Net income	$5,504	$5,834
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	7,846	9,636
Amortization of intangibles	1,705	1,354
Restricted stock amortization and equity-based compensation	1,942	2,105
(Gain) loss on change in fair value of economic hedges	80	(265)
Deferred income taxes	2,679	3,375
Loss on disposal of fixed assets	82	3
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(10,895)	(11,693)
Prepaid expenses and other assets	(6,665)	(6,061)
Accounts payable and accrued expenses	1,418	(5,976)

Net cash provided by (used in) operating activities	3,696	(1,688)

Investing Activities:
Purchases of short-term investments	(66,136)	—
Purchases of property, equipment, and other assets	(9,099)	(10,769)
Acquisitions, net of cash acquired	(4,301)	(2,679)
Proceeds from short-term investments	55,000	—

Net cash used in investing activities	(24,536)	(13,448)

Financing Activities:
Borrowings (payments) under revolving credit facilities, net	—	—
Distributions to minority interests	(2,973)	(1,113)
Repayments of debt	(139)	(3,042)
Payment of deferred financing costs	—	(46)
Contribution from issuance of common stock by parent	—	112
Tax benefit associated with stock options exercised	—	27

Net cash used in financing activities	(3,112)	(4,062)

Net Decrease in Cash and Cash Equivalents	(23,952)	(19,198)
Cash and Cash Equivalents, beginning of period	46,639	65,057

Cash and Cash Equivalents, end of period	$22,687	$45,859

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$17,572	$24,954
Income taxes paid, net	$3,181	$746
Liabilities and debt assumed in acquisitions	$723	$149
Noncash Investing and Financing Activities:
Capital lease obligations	$—	$1,320
Purchases of restricted investments	$8,900	$1,229
Maturity of restricted investments	$(7,415)	$(1,214)

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying unaudited consolidated financial statements have been prepared by Concentra Operating Corporation (the “Company” or “Concentra Operating”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments (all of which are of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Results for interim periods should not be considered indicative of results for a full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements do not include all disclosures associated with the annual consolidated financial statements and, accordingly, should be read in conjunction with the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes for the year ended December 31, 2006, included in the Company’s 2006 Form 10-K, where certain terms have been defined. Earnings per share has not been reported for all periods presented, as Concentra Operating is a wholly-owned subsidiary of Concentra Inc. (“Concentra Holding”) and has no publicly held shares.

1.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“the FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial position, results of operations, and cash flows upon its adoption in 2008.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

2.	Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets is comprised of the following (in thousands):

	March 31, 2007	December 31, 2006
Amortized intangible assets, gross:
Licensing and royalty agreements	$21,785	$21,785
Customer lists	17,633	16,193
Covenants not to compete	4,754	5,016
Servicing contracts	360	3,653
Customer contracts	275	1,483

	44,807	48,130

Accumulated amortization of amortized intangible assets:
Licensing and royalty agreements	(3,510)	(2,910)
Customer lists	(6,037)	(5,105)
Covenants not to compete	(3,135)	(3,248)
Servicing contracts	(259)	(1,937)
Customer contracts	(275)	(1,427)

	(13,216)	(14,627)

Amortized intangible assets, net	31,591	33,503

Non-amortized intangible assets:
Goodwill	540,427	601,667
Trademarks	2,900	3,054

	$574,918	$638,224

The change in the net carrying amount of amortized intangible assets and trademarks is primarily due to $1.7 million of amortized intangibles and trademarks included in assets held for sale related to the sale of the Company’s workers’ compensation managed care business units to a subsidiary of Coventry Health Care, Inc. (“Coventry”) and $1.7 million of amortization, partially offset by $1.4 million related to acquisitions. The net decrease in goodwill relates to $62.9 million of goodwill included in the assets held for sale related to the Coventry sale, partially offset by $1.6 million related to acquisitions. See “Note 6. Discontinued Operations” for a further discussion of the Coventry sale.

The net carrying value of goodwill by operating segment is as follows (in thousands):

	March 31, 2007	December 31, 2006
Health Services	$317,677	$317,555
Network Services	222,750	222,750
Other (1)	—	61,362

	$540,427	$601,667

(1)

“Other” represents goodwill associated with the Company’s workers’ compensation managed care services business units that were classified as discontinued operations in the first quarter of 2007 due to the sale to Coventry. See “Note 6. Discontinued Operations” for a further discussion.

Amortization expense for intangible assets with finite lives was $1.7 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively. Estimated amortization expense on the Company’s current intangible assets with finite lives for the five succeeding fiscal years ending December 31, is as follows (in millions): $6.7, $5.5, $4.4, $3.7, and $3.4.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The Company completed its 2006 annual impairment tests of goodwill and determined that no impairment existed at July 1, 2006. The Company’s management is not aware of any “triggering events” subsequent to this impairment review.

3.	Revolving Credit Facility and Long-Term Debt

The Company’s long-term debt is comprised of the following (in thousands):

	March 31 2007	December 31, 2006
Term loan due 2011	$464,972	$464,972
9 1/8% senior subordinated notes due 2012, net	153,609	153,543
9 1/2% senior subordinated notes due 2010, net	180,979	181,051
Capital leases	1,088	1,384

	800,648	800,950
Less: Current maturities	(526)	(611)

Long-term debt, net	$800,122	$800,339

The Company had no revolving credit borrowings at March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, and December 31, 2006, accrued interest was $14.4 million and $16.6 million, respectively.

Credit Facility

The Company has a credit agreement (the “Credit Facility”) with a consortium of banks, consisting of a term loan facility (the “Term Loan”) and a $150.0 million revolving loan facility (the “Revolving Credit Facility”). At levels of consolidated indebtedness greater than 4.0 times consolidated earnings before interest, taxes, depreciation, and amortization (the “Leverage Requirement”), as determined under the Credit Facility, borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the Alternate Base Rate (“ABR”), as defined, plus a margin of 1.00% or (2) the reserve-adjusted Eurodollar rate (the “Eurodollar Rate”), as defined, plus a margin of 2.00% for borrowings issued in connection with the Term Loan. Below the Leverage Requirement, the borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the ABR plus a margin of 0.75% or (2) the Eurodollar Rate plus a margin of 1.75% for borrowings in connection with the Term Loan. Revolving Credit Facility borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the ABR plus a margin initially equal to 1.00% or (2) the Eurodollar Rate plus a margin or 2.00%. The margins for borrowings under the Revolving Credit Facility are subject to reduction based on changes in the Company’s leverage ratios and certain other performance criteria. The Term Loan matures on September 30, 2011, and originally required quarterly principal payments of $1.3 million through September 30, 2010, $74.8 million for each of the following two quarters, $149.6 million on June 30, 2011, and any remaining balance due on September 30, 2011. However, the aggregate outstanding principal amount of the Term Loan is due and payable on February 15, 2010 if a refinancing of the Company’s 9 1/2% senior subordinated notes has not occurred prior to such date. The Revolving Credit Facility matures the earlier of (1) October 3, 2010, or (2) February 15, 2010, if the refinancing of the Company’s 9 1/2% senior subordinated notes has not occurred prior to such date. At March 31, 2007, the Company had $16.4 million of letters of credit outstanding and $133.6 million of additional revolving loan availability under its Credit Facility. The Company uses letters of credit primarily for purposes of facilitating certain of its insurance arrangements.

The Credit Facility contains certain financial compliance ratio tests. A failure to comply with these and other financial compliance ratios could cause an event of default under the Credit Facility that could result in an acceleration of the related debt’s maturity. Such an acceleration would also constitute an event of default under the indentures relating to the Company’s 9 1/8% senior subordinated notes and 9 1/2% senior subordinated notes and could also result in an acceleration of the 9 1/8% senior subordinated notes and the 9 1/2% senior subordinated notes before the indentures otherwise require the Company to pay the notes. The Credit Facility also contains prepayment requirements that would occur based on (i) certain net asset sales outside the ordinary course of business by the Company; (ii) proceeds of specified debt and equity issuances by the Company; and (iii) if the Company has excess cash flow, as defined in the

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

agreement. In connection with the sale of the Company’s workers’ compensation managed care services business units to Coventry in April 2007, the Company prepaid $260.3 million of its Term Loan with a portion of the net after-tax cash proceeds that it received from the sale, pursuant to the terms of its Credit Facility. For a further discussion of the sale, see “Note 6. Discontinued Operations.” Further, based upon its financial projections, management anticipates that the Company may continue to be required to make prepayments in future periods. The Term Loan revised payment schedule requires a principal payment of $0.2 million on December 31, 2009, quarterly principal payments of $0.5 million from March 31, 2010 through September 30, 2010, $30.4 million for each of the following two quarters, $60.9 million on June 30, 2011, and any remaining balance on September 30, 2011.

Economic Hedges

In March 2005, the Company entered into a series of economic hedges to reduce the effect of variable interest rate fluctuations on a portion of its Credit Facility. The Credit Facility does not require the Company to enter into any economic hedging arrangements. At inception, these economic hedges converted a total of $80.0 million of variable rate debt to fixed rates and were scheduled to expire over a three-year period ending March 2008. The Company recognizes changes to the fair value of these economic hedges as assets or liabilities and includes any adjustments to the fair value in its income statement. The effect on interest expense through net cash paid or received to the counterparty under these economic hedges was not significant for the three months ended March 31, 2007 and 2006.

The first of the economic hedging agreements had a notional amount of $20.0 million and expired March 2006. Under the terms of the agreement, the Company paid 3.8% to the counterparty and received the three-month LIBOR rate from the counterparty on the notional amount.

The second of the economic hedging agreements had a notional amount of $30.0 million and expired March 2007. Under the terms of the agreement, the Company paid a fixed rate to the counterparty and received the three-month LIBOR rate from the counterparty on the notional amount.

The third of the economic hedging agreements has a notional amount of $30.0 million and expires March 2008. Under the terms of the agreement, the Company pays a fixed rate to the counterparty and receives the three-month LIBOR rate from the counterparty on the notional amount. The Company’s fixed rate was 4.9% at March 31, 2007 and increases each quarter to 5.0% at December 31, 2007.

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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

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

Other Indebtedness

Concentra Holding has a bridge loan agreement (the “Bridge Loan”) with affiliates of Citicorp and Credit Suisse. Repayment of the Bridge Loan is guaranteed by the principal shareholder of Concentra Holding. The loans bear interest, at Concentra Holding’s option, at the base rate, as defined, plus 0.5%, or the Eurodollar Rate, as defined, plus 1.5%. The Bridge Loan requires no cash interest payments until maturity in September 2008. Accordingly, the $67.0 million bridge loan and compound interest is included in Concentra Holding’s long-term debt at March 31, 2007. Additionally, accrued interest on the bridge loan was $0.7 million at March 31, 2007.

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

The Credit Facility, the 9 1/8% senior subordinated notes and the 9 1/2% senior subordinated notes contain certain customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company’s capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, cross default provisions with other indebtedness of the Company and Concentra Holding, capital expenditures and changes in control of the Company. Under the Credit Facility, the Company is also required to satisfy certain financial covenant ratio tests including leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Company was in compliance with its covenants, including its financial covenant ratio tests, in the first quarter of 2007. The ratio tests under the Credit Facility become increasingly restrictive for future quarters through the second quarter of 2010. The Company’s leverage ratio is generally the most restrictive of these covenants. The Company’s ability to be in compliance with these more restrictive covenants will be dependent on its ability to increase its cash flows over current levels.

The fair value of the Company’s long-term debt consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Term loan due 2011	$464,972	$466,134
9 1/8% senior subordinated notes due 2012, net	163,978	161,220
9 1/2% senior subordinated notes due 2010, net	190,933	190,104

The fair values of the financial instruments were determined utilizing available market information. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

4.	Legal Expenses

In January 2007, one of the Company’s wholly-owned subsidiaries, FOCUS Healthcare Management, Inc. (“FOCUS”), entered into a settlement of a class action lawsuit in Louisiana. FOCUS had previously been sued (the “Action”) in a Louisiana state court by four Louisiana healthcare providers. Other defendants in the Action were two PPOs and three third-party administrators (“TPAs”). Certain of FOCUS’ clients have made indemnification demands on it as a result of these actions. In the settlement, FOCUS has agreed to create a $12.0 million settlement fund and to pay an additional $0.3 million to cover actual expenses related to the administration of the settlement of the class action. The parties to the class action have mutually agreed that the settlement represents a compromise of disputed claims and is not an admission of liability for any purposes. The Company paid the settlement and related expenses into a settlement fund in the first quarter of 2007. In April 2007, the Company sold FOCUS, which is a component of the Company’s workers’ compensation managed care services, to Coventry. See “Note 6. Discontinued Operations” for a further discussion of the Coventry sale.

5.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date, the Company had $5.0 million of unrecognized tax benefits, of which $2.4 million would affect its effective tax rate if recognized. At March 31, 2007, the Company had $5.2 million of unrecognized tax benefits.

Certain state audits are expected to be resolved within the next twelve months that would reduce the Company’s reserve for uncertain tax positions by approximately $0.8 million. Additionally, we expect the statute of limitations to expire on other uncertain tax positions that will reduce goodwill approximately $2.2 million.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At March 31, 2007, the Company had approximately $0.6 million of accrued interest and penalties related to uncertain tax positions. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

6.	Discontinued Operations

In the first quarter of 2007, the Company committed to a plan to sell its workers’ compensation managed care services business units that met the “held for sale” criteria under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, since the Company entered into a definitive agreement with Coventry in February 2007. In April 2007, the Company completed the sale to Coventry for $387.5 million in cash. The purchase price is subject to certain adjustments as set forth in the definitive agreement. Pursuant to the requirements of the Credit Facility, the Company was required to prepay $260.3 million of its Term Loan from the proceeds that it received from the sale. Interest expense allocated to discontinued operations on the Term Loan that was required to be repaid was $5.0 million and $4.9 million for the three months ending March 31, 2007 and 2006, respectively. The business units that the Company divested in the transaction are its workers’ compensation network services (comprising its provider bill review and repricing services, and its FOCUS preferred provider organization), field case management, telephonic case management, independent medical exams, and its pharmacy benefit management business. These business units had revenue of approximately $324.0 million in 2006. Of this amount, the following was reported in the Company’s historically reported segments: $42.2 million in the Health Services segment, $108.4 million in the Network Services segment, and the remaining $173.3 million in the Care Management Services segment. Coventry is a national managed healthcare company based in Bethesda, Maryland, operating health plans, insurance companies, network rental, managed care, and workers’ compensation services companies. In the first quarter of 2007, the Company recognized a pre-tax loss of $1.4 million ($2.1 million net of tax) on the disposal of this business related to legal and other related transaction expenses incurred.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

As a component of the transaction with Coventry, the parties entered into certain business services agreements for the continuation of existing business relationships between the workers’ compensation managed care services business units and the Company and a transitional services agreement primarily for certain information technology support activities. The revenue and costs of these agreements represent approximately 6% and 1%, respectively, of the revenue and costs generated by the disposed business. The Company will not have the ability to significantly influence the operating or financial policies of Coventry and is not considered to have significant continuing involvement. Therefore, the disposal of our workers’ compensation managed care services business units has been reported as discontinued operations.

The following table summarizes the operating results of the business units sold to Coventry that have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue	$97,187	$76,426
Cost of services	82,019	64,717

Gross profit	15,168	11,709
General and administrative expenses	8,713	7,331
Amortization of intangibles	87	97

Operating income	6,368	4,281
Interest expense, net	5,008	4,857
Other, net	1	7

Income (loss) before income taxes	1,359	(583)
Provision for income taxes	796	21

Income from discontinued operations	563	(604)

Loss on Sale of Discontinued Operations:
Loss on sale of discontinued operations before tax	(1,394)	—
Provision for income taxes	730	—

Net loss on sale of discontinued operations	(2,124)	—

	$(1,561)	$(604)

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The assets and liabilities of the discontinued operations are presented in the condensed consolidated balance sheet under the captions “Current assets held for sale,” “Non-current assets held for sale,” “Current liabilities held for sale,” and “Non-current liabilities held for sale.” The underlying assets and liabilities of the discontinued operations were comprised of the following (in thousands):

March 31, 2007
Accounts receivable, net	$56,511
Prepaid expenses and other current assets	2,760

Current assets held for sale	$59,271

Property and equipment, net	17,975
Goodwill and other intangible assets, net	64,586
Other assets	306

Non-current assets held for sale	$82,867

Current portion of long-term debt	$73
Accounts payable and accrued expenses	42,568

Current liabilities held for sale	$42,641

Long-term debt, net	84
Deferred income taxes and other liabilities	6,592

Non-current liabilities held for sale	$6,676

In December 2006, the Company completed the sale of FNS to The Innovation Group plc (“TiG”) in a $50.0 million cash transaction. At that time, the Company recognized a pre-tax gain of $16.5 million ($4.0 million net of tax) on the sale of this business. Pursuant to the requirements of the Company’s credit facility, the Company prepaid $24.5 million of its Term Loan with a portion of the net after-tax cash proceeds it received from the sale. Interest expense allocated to discontinued operations on the term loan that was required to be repaid was $0.4 million for the three months ending March 31, 2006. FNS had revenue for the twelve-month period ending December 31, 2006 of $18.6 million and provides first notice of loss or injury services to insurance carriers, third-party administrators, and self-insured customers. TiG is headquartered in the United Kingdom and specializes in providing outsourcing services and software solutions to insurers and other risk carriers through its international network of offices over the breadth of the administrative processes of insurers and risk carriers, including back office functions such as policy and claims management and sales. FNS services were previously included in the Company’s Network Services segment.

In connection with the FNS sale to TiG, the Company agreed to: (1) an outbound call agreement (the “OCA”) and (2) a transitional services agreement (the “TSA”). Under the OCA, the Company agrees to purchase certain TiG related services through December 31, 2009 for decreasing monthly minimum amounts ranging from $200,000—$75,000 per month. However, there is a provision in the OCA that relieves the Company of its minimum monthly obligation if an unrelated party executes a contract with TiG for a certain guarantee of monthly claim volumes and length of agreement. During the first quarter of 2007, the Company recognized a pre-tax loss of $1.5 million ($0.9 million net of tax) due to a difference in the execution date of the contract under the OCA between the unrelated party and TiG than was estimated at the time of the sale. Under the TSA, TiG has also agreed to purchase from the Company certain data center and other related information technology support services for up to two years and payroll support services for the remainder of 2006. The Company estimates that the TSA will generate cash flows of approximately $0.2 million per year. These costs and revenue represent approximately 6% and 1%, respectively, of the costs and revenue generated by the disposed business. The Company will not have the ability to significantly influence the operating or financial policies of TiG and is not considered to have significant continuing involvement. Therefore, the disposal of FNS has been reported as discontinued operations.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

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

The following table summarizes the operating results of FNS and the Canadian field case management services that have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue	$—	$4,653
Cost of services	—	3,072

Gross profit	—	1,581
General and administrative expenses	—	796
Amortization of intangibles	—	—

Operating income	—	785
Interest expense, net	—	411
Other, net	—	3

Income before income taxes	—	371
Provision for income taxes	—	184

Income from discontinued operations	—	187

Loss on Sale of Discontinued Operations:
Loss on sale of discontinued operations before tax	(1,538)	—
Provision for income taxes	(615)	—

Net loss on sale of discontinued operations	(923)	—

	$(923)	$187

7.	Changes in Stockholder’s Equity

Stockholder’s Equity increased primarily as a result of the Company’s 2007 net income of $5.5 million that decreased the accumulated deficit. The Company’s paid-in capital increased in the first quarter of 2007 primarily due to $1.2 million of non-cash stock-based compensation expense, $0.7 million of amortization of restricted stock, and $0.4 million of tax benefits received from Concentra Holding.

8.	Segment Information

Operating segments represent components of the Company’s business that are evaluated regularly by key management in assessing performance and resource allocation. The Company’s comprehensive services are organized into the following segments: Health Services and Network Services.

Health Services provides specialized injury and occupational healthcare services to employers through its centers in the United States. Health Services delivers primary and rehabilitative care, including the diagnosis, treatment, and management of work-related injuries and illnesses. Health Services also provides non-injury, employment-related health services, including physical examinations, pre-placement substance abuse testing, job-specific return to work evaluations, and other related programs. To meet the requirements of large employers whose workforce extends beyond the geographic coverage available to the Company’s centers, this segment has also developed a network of select

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

occupational healthcare providers who use the Company’s proprietary technology to benchmark treatment methodologies and outcomes achieved. Through this segment, the Company also provides other diversified health services that include on-site medical, pharmacy, and other laboratory related services, as well as auto injury related services. Health Services, and the joint ventures Health Services controls, own all the operating assets of the occupational healthcare centers, including leasehold interests and medical equipment.

Network Services provides a broad range of services (primarily to insurance companies, third-party administrators, and other healthcare payors) designed to improve healthcare affordability by increasing healthcare access, reducing inefficiencies or errors in pricing, and streamlining the administration of healthcare financial arrangements between payors and providers in the United States. For these services, the Company is primarily compensated based on the degree to which the Company achieves savings for its clients, as well as on a set fee-per-covered employee and for the administration of payor networks. This segment includes out-of-network claims negotiation and repricing, specialized preferred provider organizations and payors’ provider network administration.

Prior to the sale of the workers’ compensation managed care services business units to Coventry in April 2007, the Company’s operating segments also included Care Management Services. Care Management Services reflected the Company’s professional services aimed at curtailing the cost of workers’ compensation claims through field case management, telephonic case management, independent medical examinations, and utilization management. These services also concentrated on monitoring the timing and appropriateness of medical care.

Revenue from individual customers, revenue between business segments, and revenue, operating profit, and identifiable assets of foreign operations are not significant.

The Company’s unaudited financial data on a segment basis was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue:
Health Services	$199,249	$184,083
Network Services	49,662	50,097

	248,911	234,180

Gross profit:
Health Services	37,448	30,718
Network Services	25,697	27,814

	63,145	58,532

Operating income (loss):
Health Services	23,038	18,298
Network Services	13,895	16,204
Corporate general and administrative expenses and other (1)	(11,786)	(12,310)

	25,147	22,192

Interest expense, net	10,855	11,358
(Gain) loss on change in fair value of economic hedges	80	(265)
Other, net	1,238	1,156

Income before income taxes	12,974	9,943
Provision for income taxes	4,986	3,692

Income from continuing operations	7,988	6,251
Loss from discontinued operations, net of tax	2,484	417

Net income	$5,504	$5,834

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

The Company’s segment depreciation and amortization, capital expenditures, and identifiable assets were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Depreciation and amortization:
Health Services	$5,835	$5,693
Network Services	2,713	2,486
Corporate and other (1)	1,003	2,811

	$9,551	$10,990

Capital expenditures:
Health Services	$4,038	$7,546
Network Services	2,429	1,447
Corporate and other (1)	2,632	3,096

	$9,099	$12,089

	March 31, 2007	December 31, 2006
Identifiable assets (2):
Health Services	$547,451	$545,393
Network Services	294,585	292,073
Corporate	156,244	163,125

	$998,280	$1,000,591

(1)

“Other” represents expenses associated with FNS, which the Company sold in the fourth quarter of 2006, and the Company’s workers’ compensation managed care services business units that were classified as discontinued operations in the first quarter of 2007 due to the sale to Coventry. See “Note 6. Discontinued Operations” for a further discussion.

(2)

Identifiable assets do not include the assets of the Company’s workers’ compensation managed care business units that were classified as discontinued operations in the first quarter of 2007 due to the pending sale to Coventry. The Company reclassified operating results for discontinued operations and reclassified the assets and liabilities of the discontinued business units into the assets and liabilities held for sale categories on the balance sheet as of March 31, 2007. However, the Company did not retroactively reclassify the assets and liabilities of the discontinued business units into the assets and liabilities held for sale categories on the balance sheets as of December 31, 2006. To reconcile from this table to total assets presented on the face of the condensed consolidated balance sheet, the assets associated with the workers’ compensation managed care business units would need to be added back to the consolidated assts reflected in the table above as follows (in thousands):

	March 31, 2007	December 31, 2006
Consolidated	$998,280	$1,000,591
Workers’ compensation managed care business units	142,138	133,130

Total assets	$1,140,418	$1,133,721

9.	Condensed Consolidating Financial Information

As discussed in “Note 3. Revolving Credit Facility and Long-Term Debt,” the 9 1/8% senior subordinated notes, 9 1/2% senior subordinated notes and the Credit Facility are guaranteed by each and every current wholly-owned subsidiary, except for our wholly-owned captive insurance subsidiary. Additionally, the Credit Facility is secured by a pledge of stock and assets of each and every wholly-owned subsidiary. The Company has certain subsidiaries that are not wholly-owned and do not guarantee the 9 1/8% senior subordinated notes or the 9 1/2% senior subordinated notes.

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Presented below are condensed consolidating balance sheets as of March 31, 2007 and December 31, 2006, the condensed consolidating statements of operations for the three months ended March 31, 2007 and 2006, and the condensed consolidating statements of cash flows for the three months ended March 31, 2007 and 2006 of Concentra Operating (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries).

Investments in subsidiaries are accounted for using the equity method of accounting. The financial information for the Guarantor and Non-Guarantor subsidiaries are each presented on a combined basis. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. Intercompany management fees of $1.6 million and $1.7 million are included in general and administrative expenses of the Non-Guarantor Subsidiaries for the three months ended March 31, 2007 and 2006, respectively. These amounts are reflected as a reduction of general and administrative expenses for the Guarantor Subsidiaries. Separate financial statements for the Guarantor and Non-Guarantor Subsidiaries are not presented because management believes such financial statements would not be meaningful to investors. All information in the tables below is presented in thousands.

Condensed Consolidating Balance Sheets:

	As of March 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$20,979	$(7,888)	$9,596	$—	$22,687
Short-term investments	—	66,290	103	—	66,393
Restricted cash and short-term investments	—	—	6,617	—	6,617
Accounts receivable, net	—	125,438	12,938	—	138,376
Prepaid expenses and other current assets	436	37,715	6,244	—	44,395
Current assets held for sale	—	59,271	—	—	59,271

Total current assets	21,415	280,826	35,498	—	337,739

Investment in subsidiaries	1,002,774	38,210	—	(1,040,984)	—
Property and equipment, net	—	109,844	5,641	—	115,485
Goodwill and other intangible assets, net	—	552,195	22,723	—	574,918
Restricted long-term investments	—	—	2,041	—	2,041
Other assets	36,686	(16,600)	7,282	—	27,368
Non-current assets held for sale	—	82,867	—	—	82,867

Total assets	$1,060,875	$1,047,342	$73,185	$(1,040,984)	$1,140,418

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Current portion of long-term debt	—	507	19	—	526
Accounts payable and accrued expenses	16,426	101,621	18,331	—	136,378
Current liabilities held for sale	—	42,641	—	—	42,641

Total current liabilities	16,426	144,769	18,350	—	179,545

Long-term debt, net	799,563	537	22	—	800,122
Deferred income taxes and other liabilities	9,309	66,868	785	18,036	94,998
Non-current liabilities held for sale	—	6,676	—	—	6,676
Intercompany	176,500	(174,282)	(2,218)	—	—

Total liabilities	1,001,798	44,568	16,939	18,036	1,081,341

Stockholder’s equity (deficit)	59,077	1,002,774	56,246	(1,059,020)	59,077

Total liabilities and stockholder’s equity	$1,060,875	$1,047,342	$73,185	$(1,040,984)	$1,140,418

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	As of December 31, 2006
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

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statements of Operations:

	Three Months Ended March 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$231,050	$22,101	$(4,240)	$248,911
Total cost of services	—	175,934	14,072	(4,240)	185,766

Total gross profit	—	55,116	8,029	—	63,145

General and administrative expenses	756	31,943	3,594	—	36,293
Amortization of intangibles	—	1,705	—	—	1,705

Operating income (loss)	(756)	21,468	4,435	—	25,147

Interest expense, net	11,849	(675)	(319)	—	10,855
Loss on change in fair value of economic hedges	80	—	—	—	80
Other, net	—	1,238	—	—	1,238

Income (loss) before income taxes	(12,685)	20,905	4,754	—	12,974
Provision (benefit) for income taxes	(4,439)	9,425	—	—	4,986

Income (loss) before equity earnings	(8,246)	11,480	4,754	—	7,988
Equity earnings in subsidiaries	(18,759)	—	—	18,759	—

Income (loss) from continuing operations	10,513	11,480	4,754	(18,759)	7,988
(Income) loss from discontinued operations	5,009	(2,525)	—	—	2,484

Net income (loss)	$5,504	$14,005	$4,754	$(18,759)	$5,504

	Three Months Ended March 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Total revenue	$—	$207,414	$31,129	$(4,363)	$234,180
Total cost of services	—	156,897	23,114	(4,363)	175,648

Total gross profit	—	50,517	8,015	—	58,532

General and administrative expenses	968	30,875	3,240	—	35,083
Amortization of intangibles	—	1,257	—	—	1,257

Operating income (loss)	(968)	18,385	4,775	—	22,192

Interest expense, net	11,998	(541)	(99)	—	11,358
Gain on change in fair value of economic hedges	(265)	—	—	—	(265)
Other, net	—	1,156	—	—	1,156

Income (loss) before income taxes	(12,701)	17,770	4,874	—	9,943
Provision (benefit) for income taxes	(4,444)	8,136	—	—	3,692

Income (loss) before equity earnings	(8,257)	9,634	4,874	—	6,251
Equity earnings in subsidiaries	(19,479)	—	—	19,479	—

Income (loss) from continuing operations	11,222	9,634	4,874	(19,479)	6,251
(Income) loss from discontinued operations	5,388	(4,971)	—	—	417

Net income (loss)	$5,834	$14,605	$4,874	$(19,479)	$5,834

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows:

	Three Months Ended March 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(5,459)	$4,486	$4,669	$—	$3,696

Investing Activities:
Purchases of short-term investments	—	(66,136)	—	—	(66,136)
Purchases of property, equipment, and other assets	—	(9,032)	(67)	—	(9,099)
Acquisitions, net of cash acquired	—	(4,301)	—	—	(4,301)
Proceeds from short-term investments	—	55,000	—	—	55,000

Net cash used in investing activities	—	(24,469)	(67)	—	(24,536)

Financing Activities:
Distributions to minority interests	—	(2,973)	—	—	(2,973)
Repayments of debt	—	(136)	(3)	—	(139)
Intercompany, net	(17,920)	19,359	(1,439)	—	—
Receipt (payment) of equity distributions	—	8,285	(8,285)	—	—

Net cash provided by (used in) financing activities	(17,920)	24,535	(9,727)	—	(3,112)

Net Increase (Decrease) in Cash and Cash Equivalents	(23,379)	4,552	(5,125)	—	(23,952)
Cash and Cash Equivalents, beginning of period	44,358	(12,440)	14,721	—	46,639

Cash and Cash Equivalents, end of period	$20,979	$(7,888)	$9,596	$—	$22,687

CONCENTRA OPERATING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Three Months Ended March 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(21,532)	$13,823	$6,021	$—	$(1,688)

Investing Activities:
Purchases of property, equipment, and other assets	—	(10,049)	(720)	—	(10,769)
Acquisitions, net of cash acquired	—	(2,532)	(147)	—	(2,679)

Net cash used in investing activities	—	(12,581)	(867)	—	(13,448)

Financing Activities:
Distributions to minority interests	—	(1,113)	—	—	(1,113)
Repayments of debt	(2,626)	(416)	—	—	(3,042)
Payment of deferred financing costs	(46)	—	—	—	(46)
Contribution from issuance of common stock by parent	112	—	—	—	112
Tax benefit associated with stock options exercised	27	—	—	—	27
Intercompany, net	24,065	(30,581)	6,516	—	—
Receipt (payment) of equity distributions	—	3,712	(3,712)	—	—

Net cash provided by (used in) financing activities	21,532	(28,398)	2,804	—	(4,062)

Net Increase (Decrease) in Cash and Cash Equivalents	—	(27,156)	7,958	—	(19,198)
Cash and Cash Equivalents, beginning of period	—	56,511	8,546	—	65,057

Cash and Cash Equivalents, end of period	$—	$29,355	$16,504	$—	$45,859

10.	Subsequent Event

In April 2007, the Company completed the sale of workers’ compensation managed care service business units to Coventry for $387.5 million in cash. See “Note 6. Discontinued Operations” for a further discussion of this transaction.

In May 2007, the Company announced that Concentra Holding plans to separate its two remaining principal operating segments, Health Services and Network Services, into two companies. As a part of the separation plan, the Company has formed a new wholly-owned subsidiary, Viant Holdings, Inc. (“Viant”) which will assume and independently operate the Company’s group health Network Services business. Concentra Holding will distribute to its shareholders the common shares of Viant to accomplish the separation. In connection with the separation plan, the Company will be merged with and into Concentra Holding, which will then continue as the parent company for its Health Services business. The Company will continue to retain its auto injury solutions business as part of Health Services. The Company previously included auto injury solutions in its Network Services and Care Management Services segments.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties, and assumptions, including the risks, uncertainties, and assumptions described in our Form 10-K for the year ended December 31, 2006. In light of these risks, uncertainties, and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report.

Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. This discussion and analysis should be read in conjunction with our consolidated financial statements.

Executive Summary

In the first quarter of 2007, our revenue grew by 6.3% and our gross profit increased by 7.9% as compared to the first quarter of 2006, primarily due to growth in our Health Services segment that was partially offset by decreases in the Network Services segment of our business.

Our Health Services segment reported revenue growth of 8.2% in the first quarter of 2007 as compared to the first quarter of 2006, which related to increases in the average revenue we receive from visits to our health centers, the effects of acquired centers, and from growth in revenue received from other diversified and auto injury services we provide through this segment of our business. These overall revenue increases were partially offset by a slight decline in revenue from our Network Services segment, which decreased by 0.9% in the first quarter of 2007 as compared to the first quarter of 2006.

Our overall gross profit increased 7.9%, and overall gross profit margin increased to 25.4% in the first quarter of 2007 as compared to the first quarter of 2006. The increase in gross profit and gross profit margin was primarily due to growth in our Health Services segment, which was partially offset by a decrease in the contribution from our Network Services segment. The increase in Health Services gross profit and gross profit margin is primarily due to increases in the average revenue we received for visits to our health centers and from increases in the gross margin for services we receive from clients receiving auto injury services. In the first quarter of 2007, our Network Services margins decreased primarily due to pricing concessions for certain large customers implemented in the first quarter of 2007. Decreases in the profit contribution from these price concessions were partially offset by growth in services related to our preferred provider organization (“PPO”) and from services related to a pilot project being performed for the Centers for Medicare and Medicaid Services (“CMS”).

During the fourth quarter of 2006, one of our wholly-owned subsidiaries, FOCUS Healthcare Management, Inc. (“FOCUS”) settled a class action lawsuit in Louisiana. Accordingly, we expensed $12.3 million related to the settlement and related expenses during that quarter. FOCUS, along with other preferred provider organizations, insurance companies, and third-party administrators, had been sued by four Louisiana healthcare providers alleging that the defendants provided legally insufficient notice under Louisiana law of PPO discounts to which the healthcare providers had contractually agreed. We paid this settlement and related expenses into a settlement fund in the first quarter of 2007.

In February 2007, we entered into a definitive agreement with Coventry Health Care, Inc. (“Coventry”) to sell our workers’ compensation managed care services business units for $387.5 million in cash. We completed this sale in April 2007, and the involved businesses have been treated as “assets held for sale” under Statement of Financial Accounting Standards No. (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The purchase price is subject to certain adjustments as set forth in the definitive agreement. Pursuant to the requirements of our credit facility, we prepaid $260.3 million of our term loan from proceeds that we received from the sale. The business units that we divested in the transaction are our workers’ compensation network services (comprising our provider bill review and repricing services, and our FOCUS preferred provider organization), field case management, telephonic case management, independent medical exams, and our pharmacy benefit management business. These business units had revenue of approximately $324.0 million in 2006. Of this amount, the following was reported in our historically reported segments: $42.2 million in the Health Services segment, $108.4 million in the Network Services segment, and the remaining $173.3 million in the Care Management Services segment. Coventry is a national managed healthcare company based in Bethesda, Maryland, operating health plans, insurance companies, network rental, managed care, and workers’ compensation services companies. In the first quarter of 2007, the Company recognized a pre-tax loss of $1.4 million ($2.1 million net of tax) on the disposal of this business related to legal and other related transaction expenses incurred in connection with the divestiture.

In May 2007, we announced that our parent, Concentra Inc. (“Concentra Holding”), plans to separate its two remaining principal operating segments, Health Services and Network Services, into two companies. As a part of the separation plan, we have formed a new wholly-owned subsidiary, Viant Holdings, Inc. (“Viant”) which will assume and independently operate our group health Network Services business. Concentra Holding will distribute to its shareholders the common shares of Viant to accomplish the separation. In connection with the separation plan, we will be merged with and into Concentra Holding, which will then continue as the parent company for our Health Services business. We will continue to retain our auto injury solutions business as part of Health Services. We previously included auto injury solutions in our Network Services and Care Management Services segments.

We provided $3.7 million in cash flow from operating activities in the first three months of 2007, which was primarily a result of favorable changes in working capital and increased operating income. We reduced our days sales outstanding on accounts receivable (“DSO”) to 50 days as compared to 52 days at the same time in the prior year.

Overview

We are dedicated to improving quality of life by making healthcare accessible and affordable. We seek to achieve this goal by developing and delivering services designed to promote favorable outcomes and to increase efficiencies in the delivery of and payment for healthcare services. We provide our services through two operating segments: Health Services and Network Services.

Through our Health Services segment, we are a leading provider of primary occupational healthcare services in the United States. We operate a nationwide network of primary-care medical centers principally dedicated to the treatment of workplace injuries, including a range of physical therapy and rehabilitation services, and the performance of other employment-related healthcare services. Our affiliated professional associations perform these services through their primary care physicians and physical therapists, as well as nurses and other licensed healthcare providers. Through this segment of our business, we also provide other related diversified health services that include on-site medical, pharmacy, and laboratory related services, as well as auto-injury related services.

Our Network Services segment provides a broad range of services (primarily to health plans, insurance companies, third-party administrators, and other governmental agencies) designed to improve healthcare affordability by increasing healthcare access, reducing inefficiencies or errors in pricing, and streamlining administration of healthcare financial arrangements between payors and providers in the United States.

The following table provides certain information concerning our occupational healthcare centers:

	Three Months Ended March 31, 2007	Year Ended December 31,
		2006	2005
Centers at the end of the period(1)	311	310	300
Centers acquired during the period(2)	1	7	37
Centers developed during the period	—	4	8
Centers closed during the period	—	1	2

(1)	Does not include the centers that were acquired and subsequently divested or consolidated into existing centers within the same market during the period.
(2)

Represents centers that were acquired during each period presented and not subsequently divested or consolidated into existing centers within the same market during the period. We acquired two centers, seven centers, and sixteen centers that were subsequently consolidated into existing centers during the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005, respectively.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

The following table provides the results of operations for three months ended March 31, 2007 and 2006 ($ in millions):

	Three Months Ended March 31,		Change
	2007	2006	$	%
Revenue:
Health Services	$199.2	$184.1	$15.1	8.2%
Network Services	49.7	50.1	(0.4)	(0.9%)

Total revenue	$248.9	$234.2	$14.7	6.3%

Cost of services:
Health Services	$161.8	$153.4	$8.4	5.5%
Network Services	24.0	22.3	1.7	7.5%

Total cost of services	$185.8	$175.7	$10.1	5.8%

Gross profit:
Health Services	$37.4	$30.7	$6.7	21.9%
Network Services	25.7	27.8	(2.1)	(7.6%)

Total gross profit	$63.1	$58.5	$4.6	7.9%

Gross profit margin:
Health Services	18.8%	16.7%		2.1%
Network Services	51.7%	55.5%		(3.8%)

Total gross profit margin	25.4%	25.0%		0.4%

Revenue

The increase in revenue in the first quarter of 2007 was primarily due to growth in our Health Services business, partially offset by decreased revenue in our Network Services business. Total contractual allowances offset against revenue during the quarters ended March 31, 2007 and 2006 were $24.2 million and $18.0 million, respectively. The increase was primarily due to increased revenue in our Health Services business.

Health Services. Health Services’ revenue increased primarily due to growth in services provided through our occupational health care centers, as well as increases in our diversified and auto injury services. Revenue from our centers was $168.2 million and $156.9 million for the first quarters of 2007 and 2006, respectively, while revenue from non-center related services was $31.0 million and $27.2 million for the same respective periods. The increase in our center revenue was due to an increase in the average revenue we received for the visits to our centers, the effects of acquisitions that were completed after 2005, and due to a slight growth in visits to our centers. The growth in our revenue from non-center related services was due to increases in pharmacy, physician utilization review, laboratory, auto-injury related, and other services.

During the first quarter of 2007, on a same-center basis, our revenue per day increased by 4.1%, which compared to 3.7% during the same period in 2006. Our “same center” comparisons represent all centers that Health Services has operated for the previous two full years, excluding centers affected by the consolidation of acquired centers. The number of same-center patient visits per day to our centers in the first quarter of 2007 increased 0.5% as compared to the first quarter of 2006. Due primarily to a decrease in the rate of growth of our lower-priced non-injury visits, this rate of visit growth reflected a decrease from the 4.7% rate reported during the same period in the prior year. Although our visits grew at a slower rate, we benefited from increased levels of revenue per visit for both our injury-related and non-injury related visits. These increases contributed to a 3.7% increase in the average revenue we received per visit, which compared to a decrease of 0.9% in revenue per visit reported during the first quarter of last year. Although, as an integral part of our business, we see increases in the visits to our centers and in the rates we charge for those visits, the number of visits to our centers are significantly influenced by national employment trends, and our revenue per visit is subject to state fee schedules, usual and customary charge levels, and general market conditions.

For the first quarters of 2007 and 2006, Health Services derived 69.9% and 70.3%, respectively, of its net revenue from the treatment of work-related injuries and illnesses, and 30.1% and 29.7%, respectively, of its net revenue from non-injury and non-illness related medical services. Injury-related visits constituted 45.5% and 46.0% of visits in the first quarters of 2007 and 2006, respectively.

Network Services. Revenue for our Network Services segment declined in the first quarter of 2007 from the first quarter of 2006 primarily due to pricing concessions made to certain large customers beginning in 2007, which were partially offset by an increase in revenue related to our PPO services and from revenue received from our involvement in a pilot project being performed for CMS. We undertook the pricing concessions both to respond to competitive pressures in the marketplace and to encourage our client accounts to provide us access to a larger portion of their claim volumes for future out-of-network PPO and fee negotiation services. The impact of the pricing concessions reduced revenue in the first quarter by approximately $5.4 million. The Company entered into a subcontract relationship to perform Medicare claim audits associated with a pilot project for CMS commencing in the fourth quarter of 2005. The Company began recognizing its contingent fee revenue associated with this contract in the second quarter of 2006 and recognized a total of $3.0 million in the first quarter of 2007. We currently believe that we will continue to achieve revenue growth from these services during the remainder of the current year and through the end of the pilot project in 2008. Our longer-term growth in revenue from these services will be subject to our being awarded similar future contracts directly with CMS, or being engaged as a subcontractor to others.

We currently anticipate that our revenue from PPO services will continue to increase as a percentage of our total revenue in this segment. In a corresponding manner, we currently believe that future revenue from the fee negotiation component of the segment will decline as a percentage of overall revenue in this segment, due in part to a decrease in overall inpatient hospital bills nationwide and as a result of the increased utilization of strategies to deploy complementary and other network services by carriers.

Cost of Services

Total cost of services increased due to higher expenses in Health Services and Network Services. The increases in Health Services’ expenses related primarily to an increase in the number of visits to our health centers and the corresponding increase in staffing levels, our acquisitions of centers, increased costs related to growth in our diversified services, and other related costs of operations. In addition to increases in costs due to general inflation, Health Services has increased its expenses in the areas of sales, account management and other client services. Total cost of sales increased in the Network Services segment primarily due to higher expenses incurred in the delivery of our services. The increased costs relate to investments made to expand our post-payment audit services and increases in rental fees to access supplemental networks used in our repricing activities.

Gross Profit

We reported increased gross profit and gross profit margins in the first quarter of 2007 from 2006, primarily due to growth in our Health Services segment, partially offset by lower gross profit and gross profit margin in our Network Services segment. The factors contributing to these trends are further described for each of our segments below.

Health Services. The primary factors contributing to Health Services’ gross profit and gross profit margin increases were increases in our revenue received for visits to our health centers, our acquisitions of health centers, and increases in the number of visits to our centers. Growth in our gross profit and gross profit margin for auto-injury related services also contributed to this segment’s overall increase.

Network Services. Network Services’ gross profit and gross margin declined in the first quarter of 2007 from 2006 due to the pricing concessions made to certain large customers in the first quarter of 2007, which was partially offset due to growth in our PPO services and revenue received from the pilot project we are performing on behalf of CMS. In future quarters, we believe that our gross margin may continue to decline due to pricing pressures on our traditional fee negotiation services, increased investment in information technology and PPO network development.

General and Administrative Expenses

General and administrative expenses increased $1.2 million, or 3.4%, in the first quarter of 2007 to $36.3 million from $35.1 million in the first quarter of 2005 for the first quarters of 2007 and 2006, respectively. The increase in the first quarter 2006 general and administrative expenses was primarily due to growth in compensation, legal, and property and casualty insurance.

Interest Expense, Net

Net interest expense decreased $0.5 million in the first quarter of 2007 to $10.9 million from $11.4 million in the first quarter of 2006. The decrease was primarily due to increased interest income from increased cash and investment balances during 2007 as compared to the prior year. As of March 31, 2007, approximately 58.1% of our debt contained floating rates. Rising interest rates would negatively impact our results. See “Liquidity and Capital Resources” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Economic Hedges

In March 2005, we entered into a series of economic hedges to reduce the effect of variable interest rate fluctuations on a portion of our credit facility. Our currently outstanding economic hedge converts $30.0 million of variable rate debt to fixed rates and expires in March 2008. Additionally, we had an economic hedge that converted $30.0 million of variable rate debt to fixed rates that expired in March 2007. We recognize the changes in fair value of these economic hedges as assets and liabilities and include any adjustments to the fair value each period in earnings. We recorded a loss of $0.1 million in the first quarter of 2007 and a gain of $0.3 million in the first quarter of 2006 related to the change in the fair value of these economic hedges. The computation of gains and losses is based upon the change in the fair value of our economic hedges, which results in non-cash charges or credits to our earnings and does not impact cash flows from operations or operating income.

Provision for Income Taxes

We recorded tax provisions from continuing operations of $5.0 million and $3.7 million in the first quarters of 2007 and 2006, respectively, which reflected effective tax rates of 38.4% and 37.1%, respectively. The 2007 and 2006 effective rates differed from the statutory rate primarily due to the impact of state income taxes and other permanent differences. Due to our current relationship of taxable income as compared to net income, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income. As such, we currently expect further variation in our effective tax rate for the remaining three quarters of 2007.

Discontinued Operations

In the first quarter of 2007, we signed a definitive agreement to sell our workers’ compensation managed care services business units to Coventry. In April 2007, we completed the sale to Coventry for $387.5 million in cash. The purchase price is subject to certain adjustments as set forth in the agreements. Pursuant to the requirements of our credit facility, we prepaid $260.3 million of our term loan with the proceeds that we received from the sale. In the first quarter of 2007, we recognized a pre-tax loss of $1.4 million ($2.1 million net of tax) on the disposal of this business related to legal and other related transaction expenses incurred.

In December 2006, we completed the sale of FNS to TiG in a $50.0 million cash transaction. At that time, we recognized a pre-tax gain of $16.5 million ($4.0 million net of tax) on the sale of this business. Pursuant to the requirements of our credit facility, we prepaid $24.5 million of our term loan with a portion of the net after-tax cash proceeds we received from the sale. During the first quarter of 2007, we recognized an additional pre-tax loss of $1.5 million ($0.9 million net of tax) on the sale of this business due to a change in estimate for the terms of an outbound call agreement with TiG.

Additionally, due primarily to the operating performance of our Canadian field case management services, management determined that we should sell or close these operations in 2005. We completed the sale of these operations in August 2005 for $13,900 cash consideration, which approximated net book value.

For the first quarters of 2007 and 2006, we reported losses from discontinued operations, net of income taxes (including the losses on the Coventry and FNS sales recorded in the first quarter of 2007), of $2.5 million and $0.4 million, respectively.

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

During the first quarter of 2007, we acquired three occupational healthcare centers, and we consolidated two occupational healthcare centers into existing centers. Additionally, we completed an acquisition related to our Health Services segment diversified services. We currently believe we will consummate additional acquisitions of centers and non-center related services in small transactions through our Health Services segment during the remainder of 2007.

In the first quarter of 2007, we entered into a definitive agreement with Coventry to sell our workers’ compensation managed care services business units. In April 2007, we completed the sale to Coventry for $387.5 million in cash. The purchase price is subject to certain adjustments as set forth in the definitive agreement. Pursuant to the requirements of our credit facility, we were required to prepay $260.3 million of our term loan from proceeds that we received from the sale. The business units that the Company divested in the transaction are its workers’ compensation network services (comprising its provider bill review and repricing services, and its FOCUS preferred provider organization), field case management, telephonic case management, independent medical exams, and its pharmacy benefit management business. These business units had revenue of approximately $324.0 million in 2006. Of this amount, the following was reported in our historically reported segments: $42.2 million in the Health Services segment, $108.4 million in the Network Services segment, and the remaining $173.3 million in the Care Management Services segment. Coventry is a national managed healthcare company based in Bethesda, Maryland, operating health plans, insurance companies, network rental, managed care, and workers’ compensation services companies.

In May 2007, we announced that Concentra Holding plans to separate its two remaining principal operating segments, Health Services and Network Services, into two companies. As a part of the separation plan, we have formed a new wholly-owned subsidiary, Viant Holdings, Inc. (“Viant”) which will assume and independently operate our group health Network Services business. Concentra Holding will distribute to its shareholders the common shares of Viant to accomplish the separation. In connection with the separation plan, we will be merged with and into Concentra Holding, which will then continue as the parent company for our Health Services business. We will continue to retain our auto injury solutions business as part of Health Services. We previously included auto injury solutions in our Network Services and Care Management Services segments.

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of a company’s financial condition and results and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenue, and expenses. Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We base these determinations upon the best information available to us during the period in which we are accounting for our results. Our estimates and assumptions could change materially as conditions within and beyond our control change or as further information becomes available. Further, these estimates and assumptions are affected by management’s application of accounting policies. Changes in our estimates are recorded in the period the change occurs. We described our most significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating reported financial results, in our 2006 Form 10-K. Those policies continue to be our most critical accounting policies for the period covered by this filing.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“the FASB”) issued of SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial position, results of operations, and cash flows upon its adoption in 2008.

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

Cash Flows from Operating Activities. Cash flows from operating activities provided $3.7 million for the three months ended March 31, 2007 and used $1.7 million for the three months ended March 31, 2006. The increase in cash flows from operating activities in the first three months of 2007 from the first three months of 2006 was primarily a result of changes in working capital and increased operating income. During the first three months of 2007, $16.1 million of cash was used for working capital, including increased accounts receivable of $10.9 million and increased prepaid expenses and other assets of $6.6 million, partially offset by increased accounts payable and accrued liabilities of $1.4 million. The increase in accounts receivable primarily related to increases in revenue in the first quarter of 2007. Prepaid expenses and other assets and accounts payable and accrued expenses increased due to the timing of certain payments, including payment of accrued payroll, accrued legal, deposits, prepaid insurance, and accrued interest on our debt. In particular, the Company paid $12.3 million in the first quarter of 2007 for the FOCUS settlement and related expenses as previously discussed. During the first three months of 2006, $23.7 million of cash was used for working capital, including increased accounts receivable of $11.7 million, increased prepaid expenses and other assets of $6.0 million, and decreased accounts payable and accrued liabilities of $6.0 million. The increase in accounts receivable primarily related to increases in revenue in the first quarter of 2006. Prepaid expenses and other assets increased and accounts payable and accrued expenses decreased due to the timing of certain payments, including payment of deposits, prepaid insurance, deferred rent, and accrued interest on our debt. In particular, due to the timing of our due date for payments of interest on our senior debt, we made our fourth quarter 2005 interest payment of $8.4 million in the first quarter of 2006, in addition to our first quarter 2006 interest payment of $8.7 million that was also made in the first quarter of 2006.

One of our financial objectives is to minimize the amount of net working capital necessary for us to operate. We believe that through these efforts, we may be able to generally reduce our overall borrowing requirements. Accordingly, we periodically strive to improve the speed at which we collect our accounts receivable and to maximize the duration of our accounts payable. Our DSO on accounts receivable was 50 days at March 31, 2007, as compared to 52 days at March 31, 2006. The decrease in the DSO in the first quarter of 2007 from the first quarter of 2006 was primarily due to stronger collection trends. We currently do not anticipate significant future decreases in our DSO, and as such, do not believe that we will experience improvements in our cash flows from operating activities from working capital improvements in future years to the same extent we have in past years. We calculate DSO based on accounts receivable, net of allowances, divided by the average revenue per day for the prior three months.

Due to net operating loss carryforwards from prior years, we were required to pay federal alternative minimum taxes during 2006. Under current tax rules, we currently anticipate that our remaining net operating loss carryforwards will not offset our taxable income for 2007. Due to our gain in connection with the sale of FNS during the fourth quarter of 2006 and expected gain from the sale of our workers’ compensation managed care business units, we will be required to commence payment of regular federal income taxes during 2007. We currently anticipate that this will contribute to decreases in our cash flows from operating activities during 2007 and in subsequent years.

Cash Flows from Investing Activities. In the first quarter of 2007, we used net cash of $66.1 million to purchase short-term investments, $4.3 million in connection with acquisitions, and $9.1 million to purchase property, equipment, and other assets, consisting primarily of new computer hardware, software technology, and leasehold improvements. Proceeds from the sale of short-term investments provided $55.0 million of cash. In the first quarter of 2006, we used net cash of $2.7 million in connection with acquisitions and $10.7 million to purchase property, equipment, and other assets, consisting primarily of new computer hardware, software technology, and leasehold improvements.

Given the current rate of growth in our Health Services segment and the opportunities we perceive for future expansion of this business, we anticipate our 2007 expenditures to be reasonably consistent with our 2006 expenditures for health center relocations, de novo development of health centers, improvements to acquired health centers, and renovations. Additionally, in the ordinary course of business we endeavor to fund capital expenditures for various information technology projects that we believe will support our continued growth. Based upon our current estimates, we believe our various information technology expenditures could increase in coming quarters, both to support our future growth in the Network Services segment through the continued integration of our PPO operations with our various other claims management and repricing platforms, as well as to fund the introduction of new technology platforms within our health centers. As a result of these trends in health center and information technology projects, we anticipate that our capital expenditures for 2007 will be slightly greater than amounts incurred in 2006, which reflected an increase over the amounts incurred during the preceding years. In prior years, our capital expenditures have generally been in a range of 3% to 5% of our revenue. We currently believe that our expenditures for 2007 will remain in this range. Additionally, we anticipate increasing our restricted cash and short-term investment balances by approximately $4.0 million to $6.0 million in 2007 as required by our captive insurance arrangement.

Cash Flows from Financing Activities. Cash flows used in financing activities in the first quarter of 2007 of $3.1 million were primarily due to payments on debt of $0.1 million and distributions to minority interests of $3.0 million. Cash flows used in financing activities in the first quarter of 2006 of $4.1 million were primarily due to payments on debt of $3.0 million and distributions to minority interests of $1.1 million.

Short-term Investments. Our short-term investments of $66.4 million and $55.3 million at March 31, 2007 and December 31, 2006, respectively, primarily consist of investment grade auction rate securities with an active resale market and the ability to be readily converted into cash. These securities are expected to be sold within one year to fund current operations, or satisfy other cash requirements as needed. During the second and third quarters, due to the timing of our payment of estimated taxes, we may temporarily hold additional cash and short-term investment balances associated with the taxes payable on our gain associated with the divestiture of our workers’ compensation managed care services businesses to Coventry.

Senior Credit Facility. As necessary, we make short-term borrowings under our credit facility for working capital and other purposes. Given the timing of our expenditures for payroll, interest payments, acquisitions, and other significant outlays, our level of borrowing under our revolving credit facility can vary substantially throughout the course of an operating period. During 2006 and the first three months of 2007, we had no borrowings under our revolving credit facility.

Our amended credit facility requires us to satisfy certain financial covenant ratio requirements including leverage ratios, interest coverage ratios, and fixed charge coverage ratios. In the first three months of 2007, we were in compliance with our covenants, including our financial covenant ratio tests. The leverage ratio and interest coverage ratio requirements for the quarter ended March 31, 2007, were 5.00 to 1.00 and 2.40 to 1.00, respectively. The leverage ratio and the interest coverage ratio requirements under the new credit facility become increasingly restrictive in future quarters through the second quarter of 2010 and the first quarter of 2010, respectively. Although we currently anticipate achieving these required covenant levels, our ability to be in compliance with these more restrictive ratios depends on our ability to increase cash flows over current levels. At March 31, 2007, we had no borrowings and $16.4 million of letters of credit outstanding under our $150.0 million revolving credit facility and $465.0 million in term loans outstanding under our term loan facility. Our total indebtedness outstanding was $800.6 million at March 31, 2007.

Our credit facility also contains prepayment requirements that occur based on (i) certain net asset sales outside the ordinary course of business by us; (ii) proceeds of specified debt and equity issuances by us; and (iii) if we have excess cash flow, as defined in the agreement. In connection with the sale of our workers’ compensation managed care services business units to Coventry in April 2007, we prepaid $260.3 million of our term loan with a portion of the net after-tax cash proceeds that we received from the sale, pursuant to the terms of our credit facility. Further, based upon our financial projections, we anticipate that we may continue to be required to make prepayments in future periods.

In connection with our sale of our workers’ compensation managed care businesses to Coventry in April 2007, we sought and received an amendment of our credit facility during February 2007, which in addition to consenting to the sale of these businesses, also provided for our ability to exclude the adverse cost of $12.3 million of the total settlement expense associated with the Louisiana class action litigation from our computations for purposes of covenant compliance and authorized the payment of up to a $100.0 million dividend in connection with the receipt of proceeds from the divestiture within six months of the closing of the transaction.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Economic Hedges. In March 2005, we entered into a series of economic hedges. Our currently outstanding economic hedge converts $30.0 million of variable rate debt to fixed rates and expires in March 2008. Additionally, we had an economic hedge that converted $30.0 million of variable rate debt to fixed rates that expired in March 2007. We recognize non-cash changes to the fair value of these economic hedges as assets or liabilities and include any adjustments to the fair value in our income statement.

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

Gallagher Bassett Services, Inc. (“GB”) is a client of Concentra Integrated Services, Inc. (“CISI”), one of our wholly-owned subsidiaries. GB has been defending a putative class action in state court in Illinois brought by the same plaintiffs that have sued FOCUS and Concentra Holding in the Southern Illinois Cases (see below). The claims against GB are similar to the claims at issue in the Southern Illinois Cases. In February 2007, GB filed a third-party complaint against CISI in the case against GB. In April 2007, we sold FOCUS, a subsidiary of CISI and a component of our workers’ compensation managed care services, to Coventry. See “Note 6. Discontinued Operations” for a further discussion of the Coventry sale. Under the terms of the sale to Coventry, we agreed to indemnify Coventry for this action.

In February 2005, plaintiff medical providers filed two putative class actions in state court in southern Illinois against FOCUS and Concentra Holding (the “Southern Illinois Cases”). One case seeks to recover based on FOCUS’s alleged failure to steer patients to providers who are members of the FOCUS PPO network. Both cases allege that we used biased and arbitrary computer software to review medical providers’ bills. In April 2007, we sold FOCUS, a component of our workers’ compensation managed care services, to Coventry. See “Note 6. Discontinued Operations” for a further discussion of the Coventry sale. Under the terms of the sale to Coventry, we agreed to indemnify Coventry for this action.

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

In the settlement, FOCUS has agreed to create a $12.0 million settlement fund and to pay an additional $0.3 million to cover actual expenses related to the administration of the settlement of the class action. The parties to the class action have mutually agreed that the settlement represents a compromise of disputed claims and is not an admission of liability for any purposes. We paid the settlement and related expenses into a settlement fund in the first quarter of 2007.

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

In January 2003, FOCUS, as plaintiff, initiated an arbitration proceeding to collect past due amounts owing from Fremont Compensation Insurance Group (“FCIG”). Fremont Indemnity Company, an entity related to FCIG and currently subject to a conservatorship proceeding by the California Department of Insurance, asserted a substantial cross-claim against FOCUS in California state court in excess of the amount that FOCUS originally sought in the arbitration proceeding with respect to the services provided by FOCUS to FCIG, and also sought to intervene in the arbitration proceeding. In October 2004, a California superior court deemed the actions related, and will maintain jurisdiction over all claims among the parties. In April 2007, we sold FOCUS, a component of our workers’ compensation managed care services, to Coventry. See “Note 6. Discontinued Operations” for a further discussion of the Coventry sale. Under the terms of the sale to Coventry, we agreed to indemnify Coventry for this action.

We are a party to certain claims and litigation in the ordinary course of business. We are not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations.

Other Considerations

Industry Developments. Litigation between healthcare providers and insurers has challenged the insurers’ claims adjudication practices and reimbursement decisions. We are a party to certain actions, including the action set forth above, challenging the operation of our PPOs, including the discount taken, and the accuracy and applicability of the bill review databases that we utilize. We do not believe that these actions, individually or in the aggregate, will result in a material adverse effect upon our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in the level or volatility of interest rates. Our largest exposure with respect to variable rate debt comes from changes in the LIBOR. At March 31, 2007, approximately 58.1% of our debt contained variable rates. Considering the $260.3 million prepayment on our term loan made in the second quarter of 2007, our interest expense for variable rate instruments would increase approximately $0.9 million for the twelve months ending March 31, 2007 if interest rates average 10% over that 12 month period than they did at March 31, 2006. Market rate volatility is dependent on many factors that are impossible to forecast and actual interest rate increases could be more or less severe than this 10% increase. We do not hold or issue derivative financial instruments for trading or speculation purposes and are not a party to any leveraged derivative transactions.

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

Class Action Litigation. In February 2007, Progressive filed suit against Beech Street in Florida federal court. The suit arises out of a contractual relationship between Beech Street and Progressive that allowed Progressive to access Beech Street’s network of healthcare providers in Florida. Progressive alleges that it was forced to defend a number of provider lawsuits because Beech Street failed to supply Progressive with accurate information and otherwise breached their contract. Progressive seeks over $30 million in damages.

GB is a client of CISI. GB has been defending a putative class action in state court in Illinois brought by the same plaintiffs that have sued FOCUS and Concentra Holding in the Southern Illinois Cases (see below). The claims against GB are similar to the claims at issue in the Southern Illinois Cases. In February 2007, GB filed a third-party complaint against CISI in the case against GB. In April 2007, we sold FOCUS, a subsidiary of CISI and a component of our workers’ compensation managed care services, to Coventry. See “Note 6.Discontinued Operations” for a further discussion of the Coventry sale. Under the terms of the sale to Coventry, we agreed to indemnify Coventry for this action.

In February 2005, plaintiff medical providers filed two putative class actions in state court in southern Illinois against FOCUS and Concentra Holding. One case seeks to recover based on FOCUS’s alleged failure to steer patients to providers who are members of the FOCUS PPO network. Both cases allege that we used biased and arbitrary computer software to review medical providers’ bills. In April 2007, we sold FOCUS, a component of our workers’ compensation managed care services, to Coventry. See “Note 6.Discontinued Operations” for a further discussion of the Coventry sale. Under the terms of the sale to Coventry, we agreed to indemnify Coventry for this action.

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

In the settlement, FOCUS has agreed to create a $12.0 million settlement fund and to pay an additional $0.3 million to cover actual expenses related to the administration of the settlement of the class action. The parties to the class action have mutually agreed that the settlement represents a compromise of disputed claims and is not an admission of liability for any purposes. We paid the settlement and related expenses into a settlement fund in the first quarter of 2007.

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

In January 2005, CISI received a subpoena from NYAG. The subpoena requested documents and information regarding CISI’s relationships with third-party administrators and healthcare providers in connection with the NYAG’s review of contractual relationships in the workers’ compensation segment of the insurance industry. CISI has produced documents in response to the subpoena, and has cooperated with the investigation.

In July 2006, the Company received a subpoena from CTAG. The subpoena requested documents and information regarding CISI’s relationships with third-party administrators and healthcare providers in connection with the CTAG’s review of contractual relationships in the workers’ compensation segment of the insurance industry in Connecticut. CISI produced documents in response to the subpoena, and has cooperated with the investigation.

In November 2003, Nationwide sued Beech Street in Florida state court. This suit arises out of Nationwide’s contract with Beech Street, which allowed Nationwide to access Beech Street’s network of providers in Florida. Nationwide alleges that it was forced to defend provider lawsuits because Beech Street failed to supply Nationwide with accurate information regarding providers’ dates of participation in Beech Street’s network and providers’ fee schedules. We have filed a motion for summary judgment, which is currently pending.

In January 2003, FOCUS, as plaintiff, initiated an arbitration proceeding to collect past due amounts owing from FCIG. Fremont Indemnity Company, an entity related to FCIG and currently subject to a conservatorship proceeding by the California Department of Insurance, asserted a substantial cross-claim against FOCUS in California state court in excess of the amount that FOCUS originally sought in the arbitration proceeding with respect to the services provided by FOCUS to FCIG, and also sought to intervene in the arbitration proceeding. In October 2004, a California superior court deemed the actions related, and will maintain jurisdiction over all claims among the parties. In April 2007, we sold FOCUS, a component of our workers’ compensation managed care services, to Coventry. See “Note 6. Discontinued Operations” for a further discussion of the Coventry sale. Under the terms of the sale to Coventry, we agreed to indemnify Coventry for this action.

Item 1A.	Risk Factors

The Risk Factors included our Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed.

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

CONCENTRA OPERATING CORPORATION

May 15, 2007	By:	/s/ Thomas E. Kiraly
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